Form 10-Q/A
period 1996-03-31
SIMON PROPERTY GROUP INC
filed 1996-06-27
CIK 912564

FORM 10-Q/A

                               (AMENDMENT NO.1)

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]    NO  [ ]


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


     FFO-Funds from Operations

     FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. The Operating Partnership's method of calculating FFO may be different from the method used by other REIT's. FFO is presented to assist investors in analyzing the performance of the Company. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Company's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Company's liquidity. In March, 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The modified definition was adopted for the period ended March 31, 1996. If the modified definition had been adopted for the period ended March 31, 1995, FFO of the Operating Partnership and FFO allocable to the Company would have been $41,936 and $23,882, respectively.

     The following summarizes FFO of the Operating Partnership and reconciles net income to FFO for the periods presented:

                                                   For the Quarter
                                                   Ended March 31,
                                                 --------------------
(In thousands)                                       1996       1995

FFO of the Operating Partnership                  $ 48,680   $ 44,743

   Reconciliation:
   Income of the Operating Partnership before
    extraordinary items                           $ 23,832   $ 22,207
   Plus:
   Depreciation and amortization from
    consolidated properties                         24,537     21,107
   The Operating Partnership's share of
    depreciation and amortization from
    unconsolidated affiliates                        3,032      1,979
   Amortization included in interest expense           N/A      2,361
   Less:
   Gain on sale of asset                                --     (2,350)
   Minority interest portion of depreciation and
   amortization                                       (690)      (561)
   Preferred dividends                              (2,031)        --
                                                   --------   --------
   FFO of the Operating Partnership                $ 48,680   $ 44,743
                                                   ========   ========
   FFO allocable to the Company                    $ 29,727   $ 25,480
                                                   ========   ========

Portfolio Data

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


                               SIMON PROPERTY GROUP, INC.


Date:  June 27, 1996           /s/ Dennis Cavanagh
                               -------------------
                              Dennis Cavanagh
                              Principal Financial and Accounting Officer