Form 10-Q
period 1996-06-30
SIMON DEBARTOLO GROUP INC
filed 1996-08-14
CIK 912564

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                    OR

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []


As of August 2, 1996, 55,360,225 shares of common stock, par value $0.0001 per share, and 3,200,000 shares of Class B common stock, par value $0.0001 per share, were outstanding.

                          SIMON PROPERTY GROUP, INC.
                     Consolidated Condensed Balance Sheets
        (Unaudited and dollars in thousands, except per share amounts)
                                           June 30,     December 31,
                                             1996           1995
                                          -----------    -----------
ASSETS:
 Investment properties, at cost           $ 2,353,574    $ 2,162,161
  Less _ accumulated depreciation             199,068        152,817
                                          -----------    -----------
                                            2,154,506      2,009,344
 Cash and cash equivalents                     65,556         62,721
 Tenant receivables and accrued
  revenue, net                                141,520        144,400
 Notes receivable and advances due from
  Management Company                           91,478        102,522
 Investment in partnerships and joint
  ventures, at equity                         105,282        113,676
 Deferred costs, net                           78,307         81,398
 Other assets                                  42,427         42,375
                                          -----------    -----------
   Total assets                           $ 2,679,076    $ 2,556,436
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
 Mortgages and other notes payable        $ 2,178,539    $ 1,980,759
 Accounts payable and accrued expenses         98,900        113,131
 Accrued distributions                         49,234         48,594
 Cash distributions and losses in
  partnerships and joint ventures, at
  equity                                       16,114         54,120
 Investment in Management Company              19,740         20,612
 Other liabilities                             46,864         19,582
                                          -----------    -----------
  Total liabilities                         2,409,391      2,236,798

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' INTEREST IN OPERATING
 PARTNERSHIP                                   68,525         86,692

SHAREHOLDERS' EQUITY:

 Series A convertible preferred stock,
  4,000,000 shares authorized, issued
  and outstanding                              99,923         99,923

 Common stock, $0.0001 par value,
  246,000,000 shares authorized,
  55,360,225 and 55,160,195 issued and
  outstanding at June 30, 1996 and
  December 31, 1995, respectively                   6              6

 Class B common stock, $0.0001 par
  value, 12,000,000 shares authorized,
  3,200,000 issued and outstanding                  1              1

 Capital in excess of par value               269,757        266,718
 Accumulated deficit                         (162,131)      (131,015)
 Unamortized restricted stock award            (6,396)        (2,687)
                                          -----------    -----------
  Total shareholders' equity                  201,160        232,946
                                          -----------    -----------
   Total liabilities and shareholders'
    equity                                $ 2,679,076    $ 2,556,436
                                          ===========    ===========


       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, INC.
                Consolidated Condensed Statements of Operations
        (Unaudited and dollars in thousands, except per share amounts)

                                 For the three months    For the six months
                                    ended June 30,         ended June 30,
                                 ---------------------    -------------------
                                    1996        1995        1996       1995
                                 ----------   --------    --------   --------
REVENUE:
 Minimum rent                     $ 80,623    $ 74,459   $159,076    $147,457
 Overage rent                        5,784       5,071     10,751       9,894
 Tenant reimbursements              47,040      44,714     93,696      88,855
 Other income                       10,314       6,521     19,681      14,049
                                  --------    --------   --------    --------
  Total revenue                    143,761     130,765    283,204     260,255
                                  --------    --------   --------    --------
EXPENSES:
 Property operating                 26,477      24,008     52,662      49,334
 Depreciation and amortization      26,635      22,090     51,307      43,197
 Real estate taxes                  14,495      13,262     28,303      26,182
 Repairs and maintenance             7,017       6,257     14,427      12,107
 Advertising and promotion           3,285       3,290      6,004       5,388
 Other                               2,801       3,743      6,377       7,067
                                  --------    --------   --------    --------
  Total operating expenses          80,710      72,650    159,080     143,275
                                  --------    --------   --------    --------
OPERATING INCOME                    63,051      58,115    124,124     116,980

INTEREST EXPENSE                    40,568      36,724     79,134      75,657
                                  --------    --------   --------    --------
INCOME BEFORE MINORITY INTEREST     22,483      21,391     44,990      41,323

MINORITY INTEREST                     (672)       (958)    (1,175)     (1,335)

GAIN ON SALE OF ASSET                   --          --         --       2,350
                                  --------    --------   --------    --------
INCOME BEFORE UNCONSOLIDATED
 ENTITIES                           21,811      20,433     43,815      42,338

INCOME FROM UNCONSOLIDATED
 ENTITIES                            2,157       3,095      3,985       3,397
                                  --------    --------   --------    --------
INCOME OF SPG OPERATING
 PARTNERSHIP BEFORE
 EXTRAORDINARY ITEMS                23,968      23,528     47,800      45,735

EXTRAORDINARY ITEMSLosses on
 extinguishments of debt                --        (248)      (265)       (248)
                                  --------    --------   --------    --------
INCOME OF SPG OPERATING
 PARTNERSHIP                        23,968      23,280     47,535      45,487

LESS  LIMITED PARTNERS'
 INTEREST IN SPG OPERATING
 PARTNERSHIP                         8,525       9,333     16,907      18,893
                                  --------    --------   --------    --------
NET INCOME                          15,443      13,947     30,628      26,594

PREFERRED DIVIDENDS                  2,031          --      4,062          --
                                  --------    --------   --------    --------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS                     $ 13,412    $ 13,947   $ 26,566    $ 26,594
                                  ========    ========   ========    ========
EARNINGS PER COMMON SHARE:
 Income before extraordinary
  items                           $   0.23    $   0.25   $   0.45    $   0.51
 Extraordinary items                    --          --         --          --
                                  --------    --------   --------    --------
 Net income                       $   0.23    $   0.25   $   0.45    $   0.51
                                  ========    ========   ========    ========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, INC.
                Consolidated Condensed Statements of Cash Flows
                     (Unaudited and dollars in thousands)


                                                   For the six months
                                                     ended June 30,
                                                 ----------------------
                                                   1996         1995
                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  30,628    $  26,594
  Adjustments to reconcile net income to net
   cash provided by operating activities_
   Depreciation and amortization                    55,303       47,500
   Losses on extinguishments of debt                   265          248
   Gain on sale of asset                                --       (2,350)
   Limited partners' interest in SPG Operating
    Partnership                                     16,907       18,893
   Straight-line rent                                  506         (557)
   Minority interest                                 1,175        1,335
   Equity in income of unconsolidated entities      (3,985)      (3,397)
  Changes in assets and liabilities_
   Tenant receivables and accrued revenue            5,889       13,169
   Deferred costs and other assets                  (3,171)      (4,608)
   Accounts payable, accrued expenses and other
    liabilities                                    (12,883)     (15,997)
                                                 ---------    ---------
     Net cash provided by operating activities      90,634       80,830
                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                      (43,941)          --
  Capital expenditures                             (51,578)     (33,934)
  Cash of consolidated joint ventures                1,695        3,374
  Proceeds from sale of asset                           --        2,550
  Investments in unconsolidated entities           (20,167)      (3,574)
  Distributions from unconsolidated entities        32,937        3,089
  Loan repayment from Management Company            11,044           --
                                                 ---------    ---------
     Net cash used in investing activities         (70,010)     (28,495)
                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (expenses) from sale of common
   stock, net                                          (62)     142,111
  Minority interest distributions                   (2,770)      (2,230)
  Distributions to shareholders                    (61,104)     (48,014)
  Distributions to limited partners                (36,723)     (36,174)
  Proceeds from borrowings, net of transaction
   costs                                           230,085       87,314
  Mortgage, bond and other payments               (147,215)    (220,654)
                                                 ---------    ---------
     Net cash used in financing activities         (17,789)     (77,647)
                                                 ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH                 2,835      (25,312)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period      62,721      105,139
                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, end of period         $  65,556    $  79,827
                                                 =========    =========


       The accompanying notes are an integral part of these statements.


                          SIMON PROPERTY GROUP, INC.

        Notes to Unaudited Consolidated Condensed Financial Statements

                            (Dollars in thousands)


Note 1 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto included in the Simon Property Group, Inc. Annual Report on Form 10-K.

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

     SPG Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in M.S. Management Associates, Inc. (the "Management Company" - see Note 6) are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     The income of SPG Operating Partnership is allocated to the Company based on the Company's preferred unit preference and ownership interest in SPG Operating Partnership during the period. The Company's weighted average ownership interest in SPG Operating Partnership for the three months ended June 30, 1996 and 1995 was 61.1% and 59.9%, respectively. The Company's weighted average ownership interest for the six-month periods ended June 30, 1996 and 1995 was 61.1% and 58.5%, respectively. The Company owned 61.1% and 61.0% of SPG Operating Partnership as of June 30, 1996 and December 31, 1995, respectively.

Note 2 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

Note 3 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1996 was $75,908, as compared to $73,068 for the same period in 1995. Accrued and unpaid distributions as of June 30, 1996 and December 31, 1995 were as follows:

                                                    June 30,     December 31,
                                                      1996           1995
 Common Stock Dividends Payable                      $ 28,841       $ 28,742
 Convertible Preferred Stock Dividends Payable          2,031          1,490
 Limited Partner Distributions Payable                 18,362         18,362
  Total Accrued and Unpaid Distributions Payable     $ 49,234       $ 48,594
Note 4 - Per Share Data

     Per share data is based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares used in the computation for the three months ended June 30, 1996 and 1995 was 58,560,225 and 55,658,382, respectively. The weighted average number of shares used in the computation for the six months ended June 30, 1996 and 1995 was 58,471,201 and 52,535,697, respectively. Units of ownership of SPG Operating Partnership ("Units") may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. Additionally, shares of the Company's preferred stock may be converted into common stock of the Company beginning in October of 1997 at an initial conversion ratio equal to
0.9524. Neither the stock options outstanding under the Stock Option Plans, the Units nor the shares of preferred stock have been included in the computations of per share data as they do not have a dilutive effect.

Note 5 - Acquisition

     Prior to April 11, 1996, SPG Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, SPG Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,015 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

Note 6 - Investment in Unconsolidated Entities

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of SPG Operating Partnership's investment in and share of income (loss) from such partnerships and joint ventures follow:

                                                PARTNERSHIPS AND JOINT
                                                       VENTURES
                                               June 30,      December 31,
BALANCE SHEETS                                   1996             1995

Assets:
 Investment properties at cost, net           $ 1,195,593     $ 1,156,066
 Cash and cash equivalents                         35,020          52,624
 Tenant receivables                                34,140          35,306
 Other assets                                      34,594          32,626
  Total assets                                $ 1,299,347     $ 1,276,622

Liabilities and Partners' Equity:
 Mortgage and other notes payable             $   457,578     $   410,652
 Accounts payable, accrued expenses and
  other liabilities                               130,231         127,322
  Total liabilities                               587,809         537,974
  Partners' equity                                711,538         738,648
  Total liabilities and partners' equity      $ 1,299,347     $ 1,276,622

SPG Operating Partnership's Share of:
 Total assets                                 $   289,549     $   290,802
 Partners' equity:
  Investment in partnerships and joint
   ventures, at equity                        $   105,282     $   113,676
  Cash distributions and losses in
   partnerships and joint ventures,
   at equity                                      (16,114)        (54,120)
                                              $    89,168     $    59,556

                                      PARTNERSHIPS AND JOINT VENTURES
                                    For the three      For the six months
                                     months ended             ended
                                       June 30,             June 30,

STATEMENTS OF OPERATIONS            1996      1995       1996       1995

Revenue:
 Minimum rent                     $ 25,876  $ 18,072   $ 53,840   $ 37,136
 Overage rent                          927       619      1,689      1,130
 Tenant reimbursements              13,380     9,223     27,448     18,649
 Other income                        1,653     8,729      6,422     10,022

  Total revenue                     41,836    36,643     89,399     66,937

Operating Expenses:
 Operating expenses and other       15,282    10,607     32,849     21,437
 Depreciation and amortization       9,916     5,207     20,586     10,651

  Total operating expenses          25,198    15,814     53,435     32,088

Operating Income                    16,638    20,829     35,964     34,849
Interest Expense                     6,287     7,363     14,134     14,634
Net Income                          10,351    13,466     21,830     20,215
Third Party Investors' Share of
 Net Income                          8,676    10,807     18,698     17,806

SPG Operating Partnership's
 Share of Net Income              $  1,675  $  2,659   $  3,132   $  2,409

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     Summary financial information of the Management Company accounted for using the equity method of accounting and a summary of SPG Operating Partnership's investment in and share of income from the Management Company follow:

                                                   MANAGEMENT COMPANY
                                               June 30,     December 31,
BALANCE SHEETS                                   1996           1995

Assets:
 Current assets                                 $  25,232      $  40,964
 Undeveloped land and mortgage notes               45,746         45,769
 Other assets                                      14,166         13,813

  Total assets                                  $  85,144      $ 100,546

Liabilities and Shareholders' Deficit:
 Current liabilities                            $  13,053      $  18,435
 Notes payable and advances due to SPG
  Operating Partnership at 11%, due 2008           91,478        102,522

  Total liabilities                               104,531        120,957
  Shareholders' deficit                           (19,387)       (20,411)

  Total liabilities and shareholders'
   deficit                                      $  85,144      $ 100,546

SPG Operating Partnership's Share of:
 Total assets                                   $  68,115      $  80,437
 Shareholders' deficit                          $ (19,740)     $ (20,612)

                                             MANAGEMENT COMPANY
                                    For the three          For the six
                                     months ended         months ended
                                       June 30,             June 30,

STATEMENTS OF OPERATIONS            1996      1995       1996       1995

Revenue:
Management fees                   $  5,014  $  5,994   $ 10,170   $ 10,955
Development and leasing fees         2,123     2,394      4,448      6,393
Cost-sharing income and other        2,892     1,873      5,302      3,515

 Total revenue                      10,029    10,261     19,920     20,863

Expenses:
Operating expenses                   6,939     7,022     13,791     14,236
Depreciation                           632       578      1,254      1,100
Interest                             1,535     1,908      3,151      3,692

 Total expenses                      9,106     9,508     18,196     19,028

Net Income                             923       753      1,724      1,835
Preferred Dividends                    350       350        700        665

Net Income Available for Common
 Shareholders                     $    573  $    403   $  1,024   $  1,170
SPG Operating Partnership's
 Share of Net Income              $    482  $    436   $    853   $    988

     The management, development and leasing activities related to the non-wholly owned and other third-party properties are conducted by the Management Company.

     SPG Operating Partnership's share of allocated common costs were $6,662 and $5,467, respectively, for the three-month periods and $14,425 and $12,019, respectively, for the six-month periods ended June 30, 1996 and 1995.

Note 7 - Debt

     On February 23, 1996, SPG Operating Partnership borrowed the initial $100,000 tranche of a $184,000 two-tranche loan facility for the Forum Shops at Caesar's ("Forum") and retired the existing $89,701 mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds of the initial $100,000 tranche are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On April 11, 1996, SPG Operating Partnership borrowed an additional $115,000 on its existing revolving credit facility. The funds were used primarily to acquire the remaining economic ownership interest in Ross Park Mall ($44,000), and to retire a portion ($54,000) of the existing debt on Ross Park Mall.

     On June 28, 1996, SPG Operating Partnership obtained an additional $200,000 unsecured, revolving credit facility. The facility bears interest at LIBOR plus 132.5 basis points and matures in August of 1998. Terms for the facility are identical to those of SPG Operating Partnership's current $400,000 facility obtained in August of 1995.

     During the first six months of 1996, SPG Operating Partnership drew an additional $15,999 on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of June 30, 1996, a total of $38,398 was outstanding on the loan.

     At June 30, 1996, SPG Operating Partnership had consolidated debt of $2,178,539, of which $1,288,842 was fixed-rate debt and $889,697 was variable-rate debt. As of both June 30, 1996 and December 31, 1995, SPG Operating Partnership had interest-rate protection agreements related to $551,196 of variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $359 and $914 for the three months ended June 30, 1996 and 1995, respectively, and $812 and $1,924 for the six months ended June 30, 1996 and 1995, respectively. SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture properties as of June 30, 1996 and December 31, 1995 was $154,532 and $167,644,
respectively.

Note 8 - Shareholders' Equity

     The following table summarizes the change in the Company's shareholders' equity since December 31, 1995.

                                                                           Capital in
                                                                            Excess of
                                                                             Par Value,
                                                           Class B Common      Net of
                     Preferred Stock     Common Stock          Stock        Predecessor               Unamortized     Total
                                                    Par               Par      Basis    Accumulated   Restricted   Shareholders'
                    Shares     Value     Shares    Value   Shares    Value   Adjustment   Deficit     Stock Award     Equity
Balance at
 December 31, 1995 4,000,000  $ 99,923  55,160,195  $  6  3,200,000  $  1   $  266,718  $ (131,015)   $ (2,687)    $  232,946

Transfer Out of
 Limited Partners'
 Interest in SPG
 Operating
 Partnership                                                                    (1,650)                                (1,650)

Stock Incentive
 Program                                   200,030                               4,751                  (4,751)            --

Amortization of
 stock incentive                                                                                         1,042          1,042

Net Income                                                                                  30,628                     30,628

Distributions                                                                              (61,744)                   (61,744)

Other                                                                              (62)                                   (62)

Balance at         ---------  --------  ----------  ----  ---------   ---   ----------  -----------   ---------    ----------
 June 30, 1996     4,000,000  $ 99,923  55,360,225  $  6  3,200,000   $ 1   $  269,757  $ (162,131)   $ (6,396)    $  201,160
                   =========  ========  ==========  ====  =========   ===   ==========  ===========   =========    ==========

Stock Incentive Program

     On March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was awarded to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program. On March 22, 1995 and 1996 the board of directors of the Company approved the issuances of 144,196 and 200,030 shares of common stock of the Company, respectively, to the eligible executives. The value of these shares is being amortized pro-rata over the respective four-year vesting period. Approximately $1,042 and $266 have been amortized for the six-month periods ended June 30, 1996 and 1995, respectively.

Note 9 - DeBartolo Realty Corporation Merger

     The merger between the Company and DeBartolo Realty Corporation ("DeBartolo") was approved by each company's shareholders and closed August 9, 1996. Pursuant to the terms of the agreement, the DeBartolo shareholders will receive 0.68 shares of common stock of the Company in exchange for each share of DeBartolo common stock held.

     The merged company is currently preparing debt and equity shelf registration statements. It is anticipated that filings for both shelf registrations will occur in August of 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SPG Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

Results of Operations

For the Three Months Ended June 30, 1996 vs. the Three Months Ended June 30,
1995

     Four property ownership changes (the "Property Transactions") affect the comparison of the three-month periods. Effective July 1, 1995, SPG Operating Partnership relinquished its ability to solely direct certain activities related to the control of North East Mall, and as a result began accounting for the property using the equity method of accounting. Effective July 31, 1995, SPG Operating Partnership acquired the remaining 50% interest in Crossroads Mall and subsequently began including Crossroads in the financial statements using the consolidated method of accounting. Effective September 25, 1995, SPG Operating Partnership acquired the remaining 55% interest in East Towne Mall and subsequently began including East Towne in the financial statements using the consolidated method of accounting. And finally, on April 11, 1996, SPG Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall and subsequently began including Ross Park in the financial statements using the consolidated method of accounting.

     Total revenue increased $13.0 million or 9.9% for the three months ended June 30, 1996, as compared to the same period in 1995. Of this increase, $8.0 million is a result of the Property Transactions. The remaining $5.0 million increase is primarily the result of increases in minimum rent ($1.3 million), and an increase in other income ($3.8 million), primarily from increased lease settlement income ($1.1 million) and an adjustment to reflect the collectability of notes receivable ($2.0 million).

     Total operating expenses increased $8.1 million, or 11.1%, for the three months ended June 30, 1996, as compared to the same period in 1995. Of this increase, $4.4 million is a result of the Property Transactions. The remaining $3.6 million increase is primarily due to an increase in depreciation and amortization ($3.0 million).

     Interest expense increased $3.8 million, or 10.5% for the three months ended June 30, 1996, as compared to the same period in 1995, primarily as a result of the Property Transactions ($3.5 million).

     Income from unconsolidated entities decreased $0.9 million for the three months ended June 30, 1996, as compared to the same period in 1995. This is primarily due to a decrease in SPG Operating Partnership's share of gains on the sales of peripheral property in the second quarter of 1996 as compared to the same period in 1995 ($2.2 million), partially offset by the acquisition, in December of 1995, of a 25% share of Smith Haven Mall, resulting in additional income of $0.7 million.

     Income of SPG Operating Partnership was $24.0 million for the three months ended June 30, 1996, as compared to $23.3 million for the same period in 1995, reflecting an increase of $0.7 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in SPG Operating Partnership during the period.

For the Six Months Ended June 30, 1996 vs. the Six Months Ended June 30, 1995

     In addition to the Property Transactions, another ownership change affects the comparison of the six-month periods. Effective February 23, 1995, SPG Operating Partnership acquired an additional 50% interest in White Oaks Mall ("White Oaks") and subsequently began including White Oaks in the financial statements using the consolidated method of accounting.

     Total revenue increased $22.9 million or 8.8% for the six months ended June 30, 1996, as compared to the same period in 1995. Of this increase, $13.1 million is a result of the Property Transactions and White Oaks. The remaining increase is primarily the result of increases in minimum rent ($3.8 million), and an increase in other income ($5.6 million), primarily from increased lease settlement income ($2.7 million) and an adjustment to reflect the collectability of notes receivable ($2.0 million).

     Total operating expenses increased $15.8 million, or 11.0%, for the six months ended June 30, 1996, as compared to the same period in 1995. Of this increase, $7.1 million is a result of the Property Transactions and White Oaks. The remaining $8.7 million increase is primarily due to increases in repairs and maintenance ($1.5 million) and depreciation and amortization ($5.8 million).

     The gain on sale of an asset in the six months ended June 30, 1995 ($2.4 million) relates to the sale of a minority partnership interest in land previously held for development in Denver, Colorado.

     Interest expense increased $3.5 million for the six months ended June 30, 1996, as compared to the same period in 1995. This increase was primarily the result of the Property Transactions and White Oaks ($4.7 million), partially offset by interest savings resulting from debt payments made with proceeds obtained from the Company's secondary common stock offering in April 1995 and the sale of preferred stock in October 1995.

     Income of SPG Operating Partnership was $47.5 million for the six months ended June 30, 1996, as compared to $45.5 million for the same period in 1995, reflecting an increase of $2.0 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in SPG Operating Partnership during the period.

     Liquidity and Capital Resources

     At June 30, 1996, SPG Operating Partnership's balance of cash and cash equivalents was $65.6 million, not including its proportionate share of cash held by the joint venture properties and the Management Company. In addition to its cash reserves, SPG Operating Partnership had unused capacity under its unsecured revolving credit facilities totaling $289.0 million.

     DeBartolo Merger. The merger between the Company and DeBartolo Realty Corporation ("DeBartolo") was approved by each company's shareholders and closed August 9, 1996. Pursuant to the terms of the agreement, the DeBartolo shareholders will receive 0.68 shares of common stock of the Company in exchange for each share of DeBartolo common stock held.

     The merged company is currently preparing debt and equity shelf registration statements. It is anticipated that filings for both shelf registrations will occur in August of 1996.

     Financing and Refinancing.  On February 23, 1996, SPG Operating
Partnership borrowed the initial $100.0 million tranche of a $184.0 million two-tranche loan facility for The Forum Shops at Caesar's ("Forum") and retired the existing $89.7 million mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On April 11, 1996, SPG Operating Partnership drew an additional $115.0 million on its existing revolving credit facility primarily to finance the acquisition of the remaining economic ownership interest in Ross Park Mall ($44 million) and to retire a portion of the property's debt ($54 million).

     On June 28, 1996, SPG Operating Partnership obtained an additional $200 million unsecured, revolving credit facility. The facility bears interest at LIBOR plus 132.5 basis points and matures in August of 1998. Terms for the facility are identical to those of SPG Operating Partnership's existing $400 million facility, which remains in place.

     During the first six months of 1996, SPG Operating Partnership drew an additional $16.0 million on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of June 30, 1996, a total of $38.4 million was outstanding on this construction loan.

     Development, Expansions and Renovations. The Company is involved in several development, expansion and renovation efforts.

     Groundbreaking has occurred on two new retail development projects. Grapevine Mills, a 1,450,000-square-foot retail development project in Fort Worth, Texas, broke ground on July 10, 1996, and is expected to open in November of 1997. A commitment has been obtained for a four-year $140 million construction loan with interest at LIBOR plus 165 basis points. SPG Operating Partnership will have a $13.9 million equity commitment on this $186 million development project. SPG Operating Partnership owns 37.5% of this joint venture development. Arizona Mills, a 1,225,000-square-foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $182 million development is expected to open in November of 1997. SPG Operating Partnership has a $4.6 million equity investment and a 25% ownership interest in this joint venture development.

     SPG Operating Partnership is completing demolition of the existing Bakery Centre in South Miami, Florida, in preparation for the $130 million development of The Shops at Sunset Place. Pre-development efforts continue for this 75%- owned proposed 500,000-square-foot retail and entertainment center.

     Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico.  This
1.0 million-square-foot regional mall is wholly-owned by SPG Operating Partnership. Cottonwood Mall is anchored by Dillard's, Foley's, JCPenney, Mervyn's and Montgomery Ward.

   Construction also continues on the following projects:

 * A 250,000-square-foot phase II expansion of Forum, in which SPG Operating Partnership has a 55% ownership interest, is scheduled to open in the fall of 1997. The $90 million costs of the Forum project are being funded with a portion of a $184 million two-tranche financing facility which closed February 23, 1996.

 * Ontario Mills, a 1.4 million-square-foot value-oriented regional mall in Ontario, California, in which SPG Operating Partnership has a 25% ownership interest, is scheduled to open in November of 1996. A $110 million construction loan on this project has been obtained on this approximately $168 million partnership venture with The Mills Corporation. SPG Operating Partnership funded its $15.0 million equity commitment for this project in July 1996.

 * The Source, a 730,000-square-foot retail development project in Westbury (Long Island), New York, is expected to open in August of 1997. This new $151 million development will adjoin an existing Fortunoff store. SPG Operating Partnership has a total equity requirement of $31.1 million for this project. Construction Financing of $120 million closed on this property in July of 1996. The loan carries interest at LIBOR plus 170 basis points and matures on July 16, 1999. SPG Operating Partnership has made a $12.5 million equity investment in this 50%-owned joint venture development.

 * The Tower Shops at Stratosphere, in Las Vegas, Nevada, is an approximately $25 million, 89,000-square-foot retail development project in which SPG Operating Partnership owns a 50% interest. This retail development is currently under construction and is scheduled to open late in the summer of 1996. SPG Operating Partnership contributed its $3.2 million equity commitment in April of 1996.

     Management is also considering renovation and expansion projects at various other properties. It is anticipated that these projects will be financed principally with external borrowings, existing corporate credit facilities and cash flows from operations.

     Debt. At June 30, 1996, SPG Operating Partnership had consolidated debt of $2,178.5 million, of which $1,288.8 million is fixed-rate debt and $889.7 million is variable-rate debt. As of June 30, 1996 and 1995, SPG Operating Partnership had interest-rate protection agreements relating to $551.2 million of the variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures.

     The Company's ratio of consolidated debt-to-market capitalization was approximately 47.1% at June 30, 1996.

     Dividends. The Company declared a dividend of $0.4925 per share of common stock for the second quarter of 1996. Future common stock dividends will be determined based on actual results of operations and cash available for dividend. Preferred dividends of $0.5078 per preferred share were also declared during this period.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements.

     Management continues to actively review and evaluate property acquisition opportunities. Management believes that funds on hand and amounts available under SPG Operating Partnership's unsecured revolving credit facilities, together with the ability to issue shares of common stock of the Company and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Company will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities. Cash used in investing activities for the six months ended June 30, 1996 was $70.0 million. Cash used in investing activities included approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall, capital expenditures and development related costs of $51.6 million including $17.1 million, $7.0 million and $3.2 million at Cottonwood Mall, Forum, and The Shops at Sunset Place, respectively; and advances to unconsolidated joint ventures totaling approximately $20.2 million, including $12.5 million, $4.6 million and $3.2 million in equity contributions made to The Source, Chandler Mills and The Tower Shops at Stratosphere, respectively, to fund development activity. Cash received from unconsolidated entities of $44.0 million included a $30.3 million return of equity from Smith Haven Mall and a note repayment received from M.S. Management Associates ($11.8 million). Cash used in investing activities for the six months ended June 30, 1995 included $33.9 million for tenant allowances, capital expenditures and development related costs and $3.1 million for the acquisition of a joint venture interest in a parcel of land to be held for development in Little Rock, Arkansas, partially offset by $2.6 million of net proceeds from the sale of a joint venture interest in land held for development, distributions from unconsolidated entities ($3.1 million) and cash of $3.4 million included in the acquisition of interest in White Oaks Mall.

     Cash used in financing activities for the six months ended June 30, 1996 was $59.9 million less than the six months ended June 30, 1995. The decrease in cash used in 1996 as compared to 1995 was primarily the result of an increase in net mortgage borrowings of $216.2 million, partially offset by an increase of $13.1 million in distributions to shareholders (including $3.5 million paid to the preferred shareholder representing dividends from October 27, 1995 to March 31, 1996) and proceeds from sales of common stock in 1995 of $142.1 million. Net borrowings of $82.9 million in 1996 was primarily made up of $44.0 million of net additional borrowings to purchase the remaining economic ownership interest in Ross Park Mall, $9.7 million from the refinancing at Forum and a $16.0 million increase on the Cottonwood Mall construction loan. Net mortgage payments in 1995 ($133.3 million) were made primarily using the proceeds from common stock sales.

     EBITDA-Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

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

     Total EBITDA for the portfolio properties increased from $208.0 million for the six months ended June 30, 1995 to $232.0 million for the same period in 1996, representing a growth rate of 11.5%. This increase is primarily attributable to the malls opened or acquired during 1995. During this period, operating profit margin decreased slightly from 63.1% to 62.3%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means the consolidated net income of SPG Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on SPG Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Company. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Company's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Company's liquidity. In March, 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The modified definition was adopted beginning in 1996. Additionally, the prior year FFO is being restated to reflect the new definition in order to make the amounts comparative. Under the previous definition, FFO of SPG Operating Partnership and FFO allocable to the Company, for the three months ended June 30, 1995, would have been $48.4 million and $29.0 million, respectively. Under the previous definition, FFO of SPG Operating Partnership and FFO allocable to the Company, for the six months ended June 30, 1995, would have been $93.1 million and $54.5 million, respectively.

     The following summarizes FFO of SPG Operating Partnership and reconciles net income of SPG Operating Partnership to FFO for the periods presented:

                              For the Three Months   For the Six Months
                                 Ended June 30,        Ended June 30,

                                1996       1995       1996        1995
 (In thousands)
  FFO of SPG Operating
   Partnership                  $ 50,532   $ 45,859   $ 99,212   $ 87,795

  Reconciliation:
  Income of SPG Operating
   Partnership                  $ 23,968   $ 23,280   $ 47,535   $ 45,487
  Plus:
  Extraordinary items -
   Losses on extinguishments
   of debt                            --        248        265        248
  Depreciation and
   amortization from
   consolidated properties        26,501     21,968     51,038     42,959
  SPG Operating Partnership's
   share of depreciation and
   amortization from
   unconsolidated affiliates       2,918      1,366      5,950      3,012
  Less:
   Gain on sale of asset             N/A        N/A        N/A     (2,350)
   Minority interest portion
    of depreciation and
    amortization                    (824)    (1,003)    (1,514)    (1,561)
   Preferred dividends            (2,031)        --     (4,062)        --
                                --------   --------   --------   --------
  FFO of SPG Operating
   Partnership                  $ 50,532   $ 45,859   $ 99,212   $ 87,795
                                ========   ========   ========   ========
  FFO allocable to the
   Company                      $ 30,892   $ 27,475   $ 60,619   $ 51,357
                                ========   ========   ========   ========

     Portfolio Data

     Aggregate Tenant Sales Volume. For the six months ended June 30, 1995 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls and all stores at the community shopping centers for GLA owned by SPG Operating Partnership ("Owned GLA") increased 8.1% from $1,954 million to $2,113 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls decreased from 84.6% at June 30, 1995 to 83.1% at June 30, 1996. Occupancy levels for community shopping centers decreased from 94.6% at June 30, 1995 to 92.6% at June 30, 1996. These decreases are the result of store closings by several retailers which filed bankruptcy in 1995 and the de-leasing efforts at two malls in anticipation of de-malling these properties. Total GLA has increased
4.2 million square feet from June 30, 1995 to June 30, 1996, primarily as a result of the 1995 opening of three new regional malls and the acquisition of Smith Haven Mall.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 9.6%, from $18.06 to $19.79 as of June 30, 1996 as compared to June 30, 1995. In community shopping centers, average base rents per square foot of Owned GLA increased 3.2%, from $7.21 to $7.44 during this same period.

     Inflation

     Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the portfolio properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling SPG Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable SPG Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing SPG Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

     Management recognizes the retail industry continues to experience some difficulties, which is reflected in sales trends and in the bankruptcies and continued restructuring of several prominent retail organizations. Continuation of these trends could impact future earnings performance.

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

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits - None.

          (b) Reports on Form 8-K

               One Form 8-K was filed during the current period, on May 14, 1996. Under Item 5 - Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, Simon Property Group, L.P., and the properties owned or managed as of March 31, 1996, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SIMON PROPERTY GROUP, INC.


Date:  August 14, 1996         /s/ David Simon
                               ---------------
                               David Simon
                               Chief Executive Officer and President



Date:  August 14, 1996         /s/ Dennis Cavanagh
                               -------------------
                               Dennis Cavanagh
                               Principal Financial and
                               Accounting Officer