Form 10-Q
period 1996-09-30
SIMON DEBARTOLO GROUP INC
filed 1996-11-15
CIK 912564

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to

Commission file number 1-12618

                          SIMON DeBARTOLO GROUP, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                 MARYLAND                              35-1901999
 ---------------------------------------    ------------------------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

       115 WEST WASHINGTON STREET
          INDIANAPOLIS, INDIANA                           46204
 ---------------------------------------    ------------------------------------
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

As of November 10, 1996, 96,628,183 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 were outstanding.

================================================================================

                          SIMON DeBARTOLO GROUP, INC.
                          ---------------------------
                                   FORM 10-Q

                                     INDEX

PART 1 - FINANCIAL INFORMATION                                             PAGE

   Item 1: Financial Statements

      Consolidated Condensed Balance Sheets as of September 30, 1996
        and December 31, 1995                                               3

      Consolidated Condensed Statements of Operations for the three-
        month and nine-month periods ended September 30, 1996 and 1995      4

      Consolidated Condensed Statements of Cash Flows for the nine-
        month periods ended September 30, 1996 and 1995                     5

      Notes to Consolidated Condensed Financial Statements                  6

   Item 2: Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15

PART II - OTHER INFORMATION

   Items 1 through 6                                                       23

   Signatures                                                              24

                          SIMON DEBARTOLO GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
ASSETS:
  Investment properties, at cost...................................   $ 5,226,532       $2,162,161
  Less -- accumulated depreciation.................................      (236,583)         152,817
                                                                       ----------       ----------
                                                                        4,989,949        2,009,344
  Cash and cash equivalents........................................        92,575           62,721
  Tenant receivables and accrued revenue, net......................       150,954          144,400
  Notes receivable and advances due from Management Company........        54,128          102,522
  Investment in partnerships and joint ventures, at equity.........       368,225          113,676
  Deferred costs, net..............................................        77,384           81,398
  Other assets.....................................................        64,981           42,375
                                                                       ----------       ----------
     Total assets..................................................   $ 5,798,196       $2,556,436
                                                                       ==========       ==========
LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable................................   $ 3,555,123       $1,980,759
  Accounts payable and accrued expenses............................       199,942          113,131
  Accrued distributions............................................         2,223           48,594
  Cash distributions and losses in partnerships and joint ventures,
     at equity.....................................................        16,796           54,120
  Investment in Management Company.................................        13,415           20,612
  Other liabilities................................................        47,932           19,582
                                                                       ----------       ----------
     Total liabilities.............................................     3,835,431        2,236,798
                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP............       645,472           86,692
SHAREHOLDERS' EQUITY:
  Series A convertible Preferred stock, 4,000,000 authorized,
     issued and outstanding........................................        99,923           99,923
  Series B convertible Preferred stock, 8,000,000 authorized,
     issued and outstanding........................................       193,471               --
  Common stock, $0.0001 par value, 246,000,000 shares authorized,
     93,303,387 and 55,160,195 issued and outstanding, at
     September 30, 1996 and December 31, 1995, respectively........             9                6
  Class B common stock, $0.0001 par value, 12,000,000 shares
     authorized, 3,200,000 issued and outstanding..................             1                1
  Class C common stock, $0.0001 par value, 4,000 shares authorized,
     issued and outstanding........................................            --               --
  Capital in excess of par value...................................     1,185,983          266,718
  Accumulated deficit..............................................      (156,219)        (131,015)
  Unamortized restricted stock award...............................        (5,875)          (2,687)
                                                                       ----------       ----------
     Total partners' equity........................................     1,317,293          232,946
                                                                       ----------       ----------
     Total liabilities, limited partners' equity (deficit) and
      partners' equity.............................................   $ 5,798,196       $2,556,436
                                                                       ==========       ==========

        The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                      ---------------------     ---------------------
                                                        1996         1995         1996         1995
                                                      --------     --------     --------     --------
REVENUE:
  Minimum rent......................................  $117,375     $ 75,242     $277,313     $222,701
  Overage rent......................................     6,987        5,982       17,738       15,877
  Tenant reimbursements.............................    63,511       50,536      157,738      140,030
  Other income......................................    14,563        6,282       32,851       19,689
                                                      --------     --------     --------     --------
     Total revenue..................................   202,436      138,042      485,640      398,297
                                                      --------     --------     --------     --------
EXPENSES:
  Property operating................................    35,089       26,647       85,608       72,623
  Depreciation and amortization.....................    37,606       22,015       88,913       65,212
  Real estate taxes.................................    19,676       13,321       48,040       39,854
  Repairs and maintenance...........................    10,006        5,740       22,546       16,926
  Advertising and promotion.........................     5,542        4,093       14,439       12,013
  Merger integration costs..........................     7,236           --        7,236           --
  Provision for doubtful accounts...................     1,116         (200)       2,867        2,203
  Other.............................................     3,450        2,235        9,152        8,295
                                                      --------     --------     --------     --------
     Total operating expenses.......................   119,721       73,851      278,801      217,126
                                                      --------     --------     --------     --------
OPERATING INCOME....................................    82,715       64,191      206,839      181,171
INTEREST EXPENSE....................................    56,212       36,468      135,346      112,125
                                                      --------     --------     --------     --------
INCOME BEFORE MINORITY INTEREST.....................    26,503       27,723       71,493       69,046
MINORITY INTEREST...................................    (1,219)        (605)      (2,394)      (1,940)
GAIN ON SALE OF ASSET...............................        88           --           88        2,350
                                                      --------     --------     --------     --------
INCOME BEFORE UNCONSOLIDATED ENTITIES...............    25,372       27,118       69,187       69,456
INCOME FROM UNCONSOLIDATED ENTITIES.................     3,467         (172)       7,452        3,225
                                                      --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEMS...................    28,839       26,946       76,639       72,681
EXTRAORDINARY ITEMS -- Losses on extinguishments of
  debt..............................................    (2,530)      (2,636)      (2,795)      (2,884)
                                                      --------     --------     --------     --------
INCOME OF THE OPERATING PARTNERSHIP.................    26,309       24,310       73,844       69,797
LESS--LIMITED PARTNERS' INTEREST IN THE
  OPERATING PARTNERSHIP.............................     9,301        9,536       26,208       28,429
NET INCOME..........................................    17,008       14,774       47,636       41,368
                                                      --------     --------     --------     --------
PREFERRED DIVIDENDS.................................    (2,224)          --       (6,286)          --
                                                      --------     --------     --------     --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDER..........  $ 14,784     $ 14,774     $ 41,350     $ 41,368
                                                      ========     ========     ========     ========
EARNINGS PER COMMON SHARE:
     Income before extraordinary items..............  $   0.20     $   0.28     $   0.65     $   0.79
     Extraordinary items............................     (0.02)       (0.03)       (0.02)       (0.03)
                                                      --------     --------     --------     --------
     Net income.....................................  $   0.18     $   0.25     $   0.63     $   0.76
                                                      ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                             FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                           -----------------------
                                                                             1996          1995
                                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................  $  47,636     $  41,368
Adjustments to reconcile net income to net cash provided by operating activities --
  Depreciation and amortization..........................................     94,976        71,761
  Losses on extinguishments of debt......................................        265         2,888
  Gain on sale of asset..................................................        (88)       (2,350)
  Limited Partners' interest in Operating Partnership....................     26,208        28,429
  Straight-line rent.....................................................      1,754        (1,237)
  Minority interest......................................................      2,394         1,940
  Equity in income of unconsolidated entities............................     (7,452)       (3,225)
Changes in assets and liabilities --
  Tenant receivables and accrued revenue.................................      9,034         3,727
  Deferred costs and other assets........................................     (4,224)       (9,420)
  Accounts payable, accrued expenses and other liabilities...............    (29,767)       (4,337)
                                                                           ---------     ---------
     Net cash provided by operating activities...........................    140,736       129,544
                                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions...........................................................    (43,941)      (31,155)
  Capital expenditures...................................................   (110,679)      (61,510)
  Cash from Merger and consolidation of joint ventures...................     66,736         4,346
  Proceeds from sale of asset............................................        399         2,550
  Investments in unconsolidated entities.................................    (54,442)      (19,696)
  Distributions from unconsolidated entities.............................     45,403         4,274
  Loan repayment from Management Company.................................     38,553
                                                                           ---------     ---------
     Net cash used in investing activities...............................    (57,971)     (101,191)
                                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common and convertible preferred stock, net.....    195,205       142,130
  Minority interest distributions........................................     (3,810)       (2,823)
  Distributions to shareholders..........................................   (103,395)      (76,103)
  Distributions to limited partner.......................................    (67,951)      (54,540)
  Proceeds from borrowings, net of transaction costs.....................    273,824       359,338
  Mortgage, bond and other payments......................................   (346,784)     (428,511)
                                                                           ---------     ---------
     Net cash used in financing activities...............................    (52,911)      (60,509)
                                                                           ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................     29,854       (32,156)
CASH AND CASH EQUIVALENTS, beginning of period...........................     62,721       105,139
                                                                           ---------     ---------
CASH AND CASH EQUIVALENTS, end of period.................................  $  92,575     $  72,983
                                                                           =========     =========

        The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- ORGANIZATION

     On August 9, 1996, the merger and other related transactions pursuant to the agreement and plan of merger among Simon Property Group, Inc. ("SPG"), an acquisition subsidiary of SPG and DeBartolo Realty Corporation ("DRC") were consummated (the "Merger"). Pursuant to the Merger, SPG acquired all the outstanding shares of common stock of DRC (55,712,529 shares) through the acquisition subsidiary, at an exchange ratio of 0.68 share of SPG common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,884,520 shares of SPG common stock were issued by the SPG, through the acquisition subsidiary, to the DRC shareholders. DRC and the acquisition subsidiary merged, with DRC as the surviving entity and becoming a 99.9% subsidiary of SPG. This portion of the transaction was valued at approximately $923.4 million, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price per share of SPG's common stock on August 9, 1996 ($24.375). In connection therewith, SPG changed its name to Simon DeBartolo Group, Inc. (the "Company") and DRC changed its name to SD Property Group, Inc. (the "Managing General Partner").

     In connection with the Merger, the general and limited partners of the operating partnership of SPG, Simon Property Group, L.P. ("SPG, LP"), contributed 49.5% (47,442,212 units) of the total outstanding units of partnership interest in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 units of partnership interest in DRP, LP, whose name has since been changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,614 units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 units) of the outstanding units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.1% (34,203,623 units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.1% partnership interest in DRP, LP for units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566.9 million). The units of SDG, LP may under certain circumstances be exchangeable for stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP units exchanged (34,203,623 units), the Exchange Ratio and the last reported sales price per share of SPG's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

     Upon completion of the Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 units) of the outstanding partnership units in SDG, LP and the Managing General Partner became the managing general partner of SDG, LP with 24.3% (37,873,965 units in SPG, LP) of the outstanding partnership units in SDG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership units (958,429 units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became a special limited partner in SPG, LP with 49.5% (47,442,212 units) of the outstanding partnership units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 units) partnership interest in SDG, LP.

     For financial reporting purposes, the completion of the Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.523 billion, including related transaction costs. The purchase price has been allocated to the fair value of the assets and liabilities of DRP, LP at September 30, 1996. Certain assumptions were made which management of the General Partners believes are reasonable. Management expects to

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)

finalize the purchase price allocation during the fourth quarter of 1996. The final allocation is not expected to differ materially from the allocation made at September 30, 1996.

     Although the Company was the accounting acquirer, SDG, LP (formerly DRP,
LP) became the primary operating partnership through which the future business of the Company will be conducted, As a result of the Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP, with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP will be absorbed by public company cost and related expenses incurred by the Company. However, because the Company was the accounting acquirer and upon completion of the Merger acquired majority control of SDG, LP, SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly the financial statements and ratios disclosed by SDG, LP for the post-merger periods will reflect the reverse acquisition of DRP, LP by the Company using the purchase method of accounting and for all pre-merger comparative periods, the financial statements and ratios disclosed by SDG, LP will reflect the financial statements and ratios of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected. See "The Operating Partnership."

     In connection with the Merger, M.S. Management Associates, Inc., a SPG management company, purchased from The Edward J. DeBartolo Corporation all of the voting stock (665 shares of common stock) of DeBartolo Properties Management, Inc., a DRC management company, for $2.5 million in cash. SDG, LP continues to hold substantially all of the economic interest in DeBartolo Properties Management, Inc. The Company holds substantially all of the economic interest in M.S. Management Associates, Inc., while the voting stock are held by the Simons and their affiliates. M.S. Management Associates, Inc. is accounted for using the equity method of accounting.

     The following unaudited pro forma summary financial information for the nine month period ended September 30, 1996 combines the consolidated results of operations of the Operating Partnership as if the Merger had occurred on January 1, 1995 and was carried forward through September 30, 1996:

                                                                FOR THE NINE MONTH PERIOD ENDED
                                                                         SEPTEMBER 30,
                                                                -------------------------------
                                                                   1996                1995
                                                                -----------         -----------
Revenue.....................................................    $   694,343         $   645,398
                                                                 ==========          ==========
Net Income..................................................    $   107,383         $   128,225
                                                                 ==========          ==========
Net Income Attributable to:
  General Partners..........................................    $    65,933         $    78,730
  Limited Partners..........................................         41,450              49,495
                                                                -----------         -----------
                                                                $   107,383         $   128,225
                                                                 ==========          ==========
Net Income per Unit.........................................    $      0.68         $      0.84
                                                                 ==========          ==========
Weighted Average Units Outstanding..........................    156,925,688         152,806,432
                                                                 ==========          ==========

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)

have been included. The results for the interim period ended September 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto included in the Simon Property Group, Inc. Annual Report on Form
10-K.

      The accompanying unaudited consolidated condensed financial statements of Simon DeBartolo Group, Inc. (the "Company") include all the accounts of the Company and its majority-owned subsidiaries, including Simon DeBartolo Group, L.P. and Simon Property Group (the "Operating Partnership"). The Company directly or indirectly owned 61.5% and 61.0% of the Operating Partnership as of September 30, 1996 and December 31, 1995, respectively. Properties which are wholly owned or controlled by the Operating Partnership have been consolidated. All significant intercompany amounts have been eliminated.

     The Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in M.S. Management Associates, Inc. (the "Management
Company" -- see Note 7) are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. An additional 2% ownership in one property is accounted for using the cost method.

     Net income is allocated to the Company based on the Company's preferred unit preference and/or ownership interest in the Operating Partnership during the period. The Company's weighted average ownership interest in the Operating Partnership for the three months ended September 30, 1996 and 1995 was 61.3% and 60.8%, respectively. The Company's weighted average ownership interest for the nine-month periods ended September 30, 1996 and 1995 was 61.2% and 59.3%, respectively.

NOTE 3 -- RECLASSIFICATIONS

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

NOTE 4 -- CASH FLOW INFORMATION

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1996 was $126,774, as compared to $106,734 for the same period in 1995. Accrued and unpaid distributions as of September 30, 1996 and December 31, 1995 were $2,223, and $48,594, respectively, which includes accrued and unpaid dividends entitled to preferential distribution of cash ("Series A Preferred Shares") of $2,223, and $1,490, respectively.

     As described in Note 1 the Operating Partnership issued units in connection with the acquisition of DRC.

NOTE 5 -- PER SHARES DATA

     Per share data is based on the weighted average number of shares of common stock ("Shares") outstanding during the period. As used herein, the term Shares does not include Preferred Stock. The weighted average number of Shares used in the computation for the three months ended September 30, 1996 and 1995 was 80,397,469 and 57,833,028, respectively. The weighted average number of Shares used in the computation for the nine months ended September 30, 1996 and 1995 was 96,507,387 and 54,320,878, respectively. Additionally, Series A Preferred Shares may be converted into common stock of the Company beginning in October of 1997 at an initial conversion ratio equal to 0.9524. The stock options outstanding under the Stock Option Plans and the Preferred Shares have not been included in the computations of per Share data, as they do not have a dilutive effect.

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)


NOTE 6 -- ACQUISITION

     Prior to April 11, 1996, the Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,015 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     In connection with the settlement of certain outstanding litigation, the Operating Partnership acquired on October 4, 1996 for cash an additional 20% limited partnership interest in North East Mall. At the same time, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 units in the Operating Partnership, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed to the Operating Partnership in exchange for units, the right to receive distributions relating to its 50% general partnership interest. Therefore, the Operating Partnership as a result of these transactions owns 100% of North East Mall and accounts for it using the consolidated method of accounting.

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED ENTITIES

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income (loss) from such partnerships and joint ventures follow:

                                                                     PARTNERSHIPS AND JOINT
                                                                            VENTURES
                                                                 ------------------------------
                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    BALANCE SHEETS
    ASSETS:
      Investment properties at cost, net.......................    $1,763,739       $1,156,066
      Cash and cash equivalents................................        63,298           52,624
      Tenant receivables.......................................        50,356           35,306
      Other assets.............................................        45,446           32,626
                                                                   ----------       ----------
              Total assets.....................................    $1,922,839       $1,276,622
                                                                   ==========       ==========
    LIABILITIES AND PARTNERS' EQUITY:
      Mortgage and other notes payable.........................    $1,071,932       $  410,652
      Accounts payable, accrued expenses and other
         liabilities...........................................       159,446          127,322
                                                                   ----------       ----------
         Total liabilities.....................................     1,231,378          537,974
         Partners' equity......................................       691,461          738,648
                                                                   ----------       ----------
              Total liabilities and partners' equity...........    $1,922,839       $1,276,622
                                                                   ==========       ==========
    THE OPERATING PARTNERSHIP'S SHARE OF:
              Total assets.....................................    $  551,500       $  290,802
                                                                   ==========       ==========
    PARTNERS' EQUITY:
      Investment in partnerships and joint ventures, at
         equity................................................    $  386,225       $  113,676
      Cash distributions and losses in partnerships and joint
         ventures, at equity...................................       (16,796)         (54,120)
                                                                   ----------       ----------
                                                                   $  351,429       $   59,556
                                                                   ==========       ==========

                                                              PARTNERSHIPS AND JOINT VENTURES
                                                           --------------------------------------
                                                             FOR THE THREE        FOR THE NINE
                                                                MONTHS               MONTHS
                                                            ENDED SEPTEMBER     ENDED SEPTEMBER
                                                                  30,                 30,
                                                           -----------------   ------------------
               STATEMENTS OF OPERATIONS                     1996      1995       1996      1995
                                                           -------   -------   --------   -------
REVENUE:
  Minimum rent.........................................    $37,295   $19,755   $ 91,334   $57,606
  Overage rent.........................................      2,057       548      3,746     1,678
  Tenant reimbursements................................     18,487    10,002     46,000    28,651
  Other income.........................................      2,903     1,757      9,061    11,064
                                                            ------    ------     ------    ------
     Total revenue.....................................     60,742    32,062    150,141    98,999
OPERATING EXPENSES:
  Operating expenses and other.........................     22,888    11,019     55,737    32,456
  Depreciation and amortization........................     12,273     5,310     32,859    15,961
                                                            ------    ------     ------    ------
     Total operating expenses..........................     35,161    16,329     88,596    48,417
                                                            ------    ------     ------    ------
OPERATING INCOME.......................................     25,581    15,733     61,545    50,582
INTEREST EXPENSE.......................................     14,555     6,648     28,689    21,282
EXTRAORDINARY ITEMS....................................         --        (9)        --        (9)
                                                            ------    ------     ------    ------
NET INCOME.............................................     11,026     9,076     32,856    29,291
THIRD PARTY INVESTORS' SHARE OF NET INCOME.............      8,892     8,254     27,590    26,060
                                                            ------    ------     ------    ------
THE OPERATING PARTNERSHIP'S SHARE OF NET INCOME........    $ 2,141   $   822   $  5,275   $ 3,231
                                                            ======    ======     ======    ======

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)

     Summary financial information of the Management Company accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from the Management Company follow:

                                                                       MANAGEMENT COMPANY
                                                                  ----------------------------
                                                                  SEPTEMBER 30,   DECEMBER 31,
     BALANCE SHEETS                                                  1996            1995
                                                                  -------------   ------------
     ASSETS:
       Current assets.........................................      $  62,874       $ 40,964
       Undeveloped land and mortgage notes....................         18,245         45,769
       Other assets...........................................         24,889         13,813
                                                                     --------       --------
               Total assets...................................      $ 106,008       $100,546
                                                                     ========       ========
     LIABILITIES AND SHAREHOLDERS' DEFICIT:
       Current liabilities....................................      $  52,584       $ 18,435
       Notes payable and advances due to the Operating
          Partnership at 11%, due 2008........................         71,028        102,522
                                                                     --------       --------
          Total liabilities...................................        123,612        120,957
          Shareholders' deficit...............................        (17,604)       (20,411)
                                                                     --------       --------
               Total liabilities and shareholders' deficit....      $ 106,008       $100,546
                                                                     ========       ========
     THE OPERATING PARTNERSHIP'S SHARE OF:
               Total assets...................................      $  94,639       $ 80,437
                                                                     ========       ========
               Shareholders' deficit..........................      $ (17,304)      $(20,612)
                                                                     ========       ========

                                                                  MANAGEMENT COMPANY
                                             -------------------------------------------------------------
                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             -----------------------------   -----------------------------
     STATEMENTS OF OPERATIONS                    1996            1995            1996            1995
                                             -------------   -------------   -------------   -------------
     REVENUE:
       Management fees...................       $ 4,952         $ 4,158         $15,122         $15,113
       Development and leasing fees......         6,480           6,747          10,928          13,140
       Cost-sharing income and other.....         1,935           1,706           7,237           5,221
                                                -------         -------         -------         -------
          Total revenue..................        13,367          12,611          33,287          33,474
     EXPENSES:
       Operating expenses................         7,953          10,747          21,744          24,983
       Depreciation......................           693             579           1,947           1,679
       Interest..........................         1,539           1,999           4,690           5,691
                                                -------         -------         -------         -------
          Total expenses.................        10,185          13,325          28,381          32,353
                                                -------         -------         -------         -------
     NET INCOME (LOSS)...................         3,182            (714)          4,906           1,121

       Intercompany profits related to
         wholly-owned properties.........        (1,232)             --          (1,232)             --
                                                -------         -------         -------         -------
     NET INCOME (LOSS) AFTER
      INTERCOMPANY ELIMINATIONS..........         1,950            (714)          3,674           1,121

     PREFERRED DIVIDENDS.................           350             350           1,050           1,015
                                                -------         -------         -------         -------
     NET INCOME (LOSS) AVAILABLE FOR
       COMMON SHAREHOLDERS...............       $ 2,832         $(1,064)        $ 3,856         $   106
                                                =======         =======         =======         =======
     THE OPERATING PARTNERSHIP'S SHARE OF
       NET INCOME (LOSS).................       $ 1,326         $  (994)        $ 2,177         $    (6)
                                                =======         =======         =======         =======

     The management, development and leasing activities related to the non-wholly owned and other third-party properties are conducted by the Management Company.

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)

     The Operating Partnership's share of allocated common costs were $7,524 and $5,685, respectively, for the three-month periods and $21,949 and $17,704, respectively, for the nine-month periods ended September 30, 1996 and 1995.

NOTE 8 -- DEBT

     On February 23, 1996, the Operating Partnership borrowed the initial $100,000 tranche of a $184,000 two-tranche loan facility for the Forum Shops at Caesar's ("Forum") and retired the existing $89,701 mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds of the initial $100,000 tranche are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On April 11, 1996, the Operating Partnership borrowed an additional $115,000 on its then existing revolving credit facility. The funds were used primarily to acquire the remaining economic ownership interest in Ross Park Mall ($44,000), and to retire a portion ($54,000) of the existing debt on Ross Park Mall.

     On June 28, 1996, the Operating Partnership obtained an additional $200,000 unsecured, revolving credit facility. The facility bore interest at LIBOR plus
132.5 basis points and would mature in August of 1998. Terms for the facility were identical to those of the Operating Partnership's other $400,000 facility obtained in August of 1995.

     During the first nine months of 1996, the Operating Partnership drew an additional $33,246 million on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of September 30, 1996, a total of $55,645 million was outstanding on the loan.

     On September 10, 1996, the Operating Partnership retired the DRC secured line of credit, which bore interest at LIBOR plus 175 basis points, with proceeds from SPG, LP's two unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points.

     On September 27, 1996, the Company completed a $200,000 public offering (the "Preferred Offering") of 8,000,000 shares of 8 3/4% Series B Cumulative Redeemable Preferred Stock, generating net proceeds of approximately $193,000. The Company contributed the proceeds of such offering to the Operating Partnership in exchange for preferred units in the Operating Partnership, which used the net proceeds to repay $142,800 of outstanding mortgage indebtedness and $50,200 under SPG, LP's two unsecured credit facilities.

     On September 27, 1996, the Operating Partnership obtained a $750,000, unsecured, three-year credit facility (the "Credit Facility"), which will initially bear interest at LIBOR plus 90 basis points, and retired the outstanding borrowing of SPG, LP in the aggregate principal amount of $323,000 under SPG, LP's two unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points. The Credit Facility increases the Operating Partnership's available capital by $150,000.

     In September 6, 1996, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission to provide for the offering, from time to time, of up to $750,000 aggregate principal amount of unsecured debt securities of the Operating Partnership. The Operating Partnership is currently preparing to offer an aggregate of $200,000 in unsecured debt securities for sale to the public. The proceeds of which will be used primarily to retire mortgage indebtedness and to paydown the unsecured, revolving credit facility.

     At September 30, 1996, the Operating Partnership had consolidated debt of $3,555,123, of which $2,481,639 was fixed-rate debt and $1,073,484 was variable-rate debt. As of September 30, 1996 and December 31, 1995, the Operating Partnership had interest-rate protection agreements related to $706,640 and $551,196 of variable-rate debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $654 and $693 for the three months ended September 30, 1996 and 1995, respectively, and $1,935 and $2,617 for the nine months ended September 30, 1996 and 1995, respectively. The Operating Partnership's pro rata

                          SIMON DEBARTOLO GROUP, INC.

share of indebtedness of the unconsolidated joint venture properties as of September 30, 1996 and December 31, 1995 was $414,424 and $167,644,
respectively.

NOTE 9 -- SHAREHOLDERS' EQUITY

     The following table summarizes the change in the Company's shareholders' equity since December 31, 1995.



                                  SERIES A           SERIES B                                     CLASS B              CLASS C
                              PREFERRED STOCK     PREFERRED STOCK         COMMON STOCK          COMMON STOCK         COMMON STOCK
                             -----------------   ------------------   -------------------   -------------------   -----------------
                                                                                   PAR                   PAR                  PAR
                             SHARES      VALUE   SHARES     VALUE     SHARES      VALUE      SHARES     VALUE      SHARES    VALUE
                             --------  -------   --------  --------   ---------  --------   ---------- --------   --------  -------

Balance at
 December 31, 1995........ 4,000,000   $99,923      --        --     55,160,195    $6       3,200,000     $1         --        --
Preferred Stock Issued,
 net of issuance costs.....                     8,000,000  193,471
Common stock issued as
 part of severance
 program .................
Common stock options
 exercised ...............                                              21,563
Common stock issued
 in connection with
 the Merger...............                                          37,921,599      3                             4,000       --
Transfer Out of Limited
 Partners' Interest in
 SPG Operating
 Partnership .............
Stock Incentive Program ..                                             200,030
Amortization of stock
 incentive ...............
Net Income ...............
Distributions ............
Other ....................
                            --------  -------   ---------  ---------   ----------  ---------  --------- --------   --------  ------
Balance at
 September 30, 1996 ...... 4,000,000  $99,923   8,000,000    193,471   93,303,387    $10      3,200,000    $1        4,000     $--
                            ========  =======   =========  =========   ==========   ========  ========= ========   ========  ======




                                Capital in
                               Excess of Par
                               Value, Net of
                                Predecessor                     Unamortized       Total
                                   Basis      Accumulated        Restricted    Shareholders'
                                Adjustment      Deficit         Stock Award       Equity
                              -------------   ------------      ------------   --------------
Balance at
 December 31, 1995........    $  266,718       $(131,015)       $  (2,687)      $  232,946
Preferred Stock Issued,
 net of issuance costs....                                                         193,471
Common stock issued as
 part of severance
 program .................
Common stock options
 exercised ...............           499                                              499
Common stock issued
 in connection with the
 Merger...................     1,488,924                                        1,488,927
Transfer Out of Limited
 Partners' Interest in
 SPG Operating
 Partnership .............      (574,847)                                        (574,847)
Stock Incentive Program ..         4,751                           (4,751)             --
Amortization of stock
 incentive ...............                                          1,563           1,563
Net Income ...............                      47,636                             47,636
Distributions ............                     (72,840)                           (72,840)
Other ....................           (62)                                             (62)
                            -------------   ------------        ------------    -----------
Balance at
 September 30, 1996 ......    $1,185,983     $(156,219)           $(5,875)      $1,317,293
                            =============   ============        ============    ===========




STOCK INCENTIVE PROGRAM

     Two stock incentive programs are currently in effect.

     Under the terms of the Simon Stock Incentive Program, on March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was awarded to 50 executives, subject to certain performance standards and other terms of the plan. On March 22, 1995 and 1996, the board of directors of the Company approved the issuances of 144,196 and 200,030 shares of common stock, respectively to eligible executives. The value of these shares is being amortized pro-rata over the respective four year vesting period. Approximately $1,563 and $525 have been amortized for the nine-month periods ended September 30, 1996 and 1995, respectively.

     Under the terms of the DeBartolo stock incentive plan, 2,108,000 shares of common stock are available for grant, subject to certain performance standards and other terms of the plan. A total of 1,865,240 shares of common stock have been approved by the compensation committee.

     It is management's intent to merge the existing plans into a single plan for key employees.

                          SIMON DEBARTOLO GROUP, INC.

                             (DOLLARS IN THOUSANDS)

Note 10  Commitments and Contingencies

        On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 24 former employees of the defendants. In the complaint, the number of plaintiffs allege that they were recipients of deferred stock grants under the DRC 1994 Stock Incentive Plan (the "Plan") and that these grants immediately vested under the Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 579,000 shares of DRC common stock, which is equivalent to approximately 394,000 shares of common stock of the Company computed at the .68 exchange ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

        The complaint was served on the defendants on October 28, 1996, and pre-trial proceedings have not yet commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend thsi action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

     The financial results reported reflect the results of Simon Property Group, Inc. through August 9, 1996 and the combined Simon DeBartolo Group, L.P. for all periods subsequent to the Merger completed on August 9, 1996 of a subsidiary of Simon Property Group, Inc. and DeBartolo Realty Corporation. This is in accordance with the purchase method of accounting utilized to record this Merger transaction. This Merger resulted in an additional 50 regional malls and 11 community shopping centers to the portfolio, of which additions, 41 regional malls and 10 community shopping centers are being accounted for on the consolidated method of accounting. The effects of this increase in the portfolio and the Merger integration costs are highlighted in the following discussion of the interim period financial comparisons.

     In addition to the Merger, three other transactions (the "Property Transactions"), each resulting in the consolidation of a mall previously accounted for using the equity method of accounting, occurred and had significant effects on the comparison of the nine-month and three-month periods. Effective July 31, 1995, the Operating Partnership acquired the remaining 50% interest in Crossroads Mall. Effective September 25, 1995, the Operating Partnership acquired the remaining 55% interest in East Towne Mall. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
  VS. THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue increased by $64.4 million or 46.6% for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of the Merger ($56.0 million) and the Property Transactions ($9.1 million).

     Total operating expenses increased by $45.9 million, or 62.1%, for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of the Merger ($36.3 million) and the Property Transactions ($4.1 million) and an increase in depreciation and amortization ($5.0 million).

     Interest expense increased by $19.7 million, or 54.1% for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily as a result of the Merger ($15.0 million) and the Property Transactions ($3.7 million).

     Income from unconsolidated entities increased by $3.6 million for the three months ended September 30, 1996, as compared to the same period in 1995. This is primarily due to the Merger ($2.2 million) and an increase in the Operating Partnership's pro rata share of income from M.S. Management Associates, Inc. (together with its subsidiaries, the "Management Company") ($2.3 million), partially offset by a decrease in the Operating Partnership's pro rata share of income from the pre-Merger unconsolidated joint venture properties ($0.9 million).

     Income of the Operating Partnership was $26.3 million for the three months ended September 30, 1996, as compared to $24.3 million for the same period in 1995, reflecting a net increase of $2.0 million, after Merger integration costs of $7.2 million for the reasons described above, and was allocated first to the Company, based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
  VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue increased by $87.3 million or 21.9% for the nine months ended September 30, 1996, as compared to the same period in 1995. Of this increase, $56.0 million is a result of the Merger and $25.1 million is a result of the Property Transactions. The remaining increase is primarily the result of increases in minimum rent ($5.3 million), lease settlement income ($2.1 million), and a gain on the sale of a peripheral property ($2.6 million), partially offset by a decrease in tenant reimbursements ($5.9 million).

     Total operating expenses increased by $61.7 million, or 28.4%, for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of the Merger ($36.3 million), the Property Transactions ($12.9 million) and an increase in depreciation and amortization ($10.2 million).

     The gain on sale of an asset in the nine months ended September 30, 1995 ($2.4 million) relates to the sale of a minority partnership interest in land previously held for development in Denver, Colorado.

     Interest expense increased by $23.2 million for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase was primarily the result of the Merger ($15.0 million) and the Property Transactions ($9.5 million).

     Income from unconsolidated entities increased by $4.2 million for the nine months ended September 30, 1996, as compared to the same period in 1995. This is primarily due to the Merger ($2.2 million) and an increase in the Operating Partnership's pro rata share of income from the Management Company ($2.2 million).

     Income of the Operating Partnership was $47.6 million for the nine months ended September 30, 1996, as compared to $41.4 million for the same period in 1995, reflecting a net increase of $6.2 million after Merger integration costs of $7.2 million, for the reasons described above, and was allocated first to the Company, based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Operating Partnership's balance of cash and cash equivalents was $92.5 million, not including its proportionate share of cash held by the joint venture properties and the Management Company. In addition to its cash reserves, the Operating Partnership had unused capacity under its unsecured revolving credit facility totaling $427.0 million.

     Offering. On September 6, 1996, the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission to provide for the offering, from time to time, of up to $750 million aggregate principal amount of unsecured debt securities of the Operation Partnership. The Operating Partnership intends to offer, immediately upon effectiveness, an aggregate of $200 million in unsecured debt securities. The proceeds of such offering will be used primarily to retire mortgage indebtedness and to paydown the unsecured revolving credit facility.

     Effective December 15, 1995, SPG, LP completed a shelf registration filing for $500.0 million of non-convertible investment grade debt securities. As of September 30, 1996 SPG, LP had not offered any such debt securities.

     DeBartolo Merger. As described in the footnotes to the financial statements, on August 9, 1996 the Company assumed the outstanding indebtedness of DeBartolo Realty Partnership, L.P. Such amount aggregated $1,567.8 million at September 30, 1996.

     Acquisitions. On April 11, 1996, the Operating Partnership drew an additional $115.0 million on its then existing revolving credit facility primarily to finance the acquisition of the remaining economic ownership interest in Ross Park Mall ($44 million) and to retire a portion of the property's debt ($54 million).

     In connection with the settlement of certain outstanding litigation, the Operating Partnership acquired on October 4, 1996 for $12.5 million an additional 20% limited partnership interest in North East Mall. At the same time, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 partnership units in the Operating Partnership, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed to the Operating Partnership in exchange for partnership units, the right to receive distributions relating to its 50% general partnership interest. Therefore the Operating Partnership, as a result of the transactions, owns 100% of North East Mall and accounts for it using the consolidated method of accounting.

     Financing and Refinancing. On February 23, 1996, the Operating Partnership borrowed the initial $100.0 million tranche of a $184.0 million two-tranche loan facility for The Forum Shops at Caesar's ("Forum") and retired the existing $89.7 million mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On June 28, 1996, the Operating Partnership obtained an additional $200 million unsecured, revolving credit facility. The facility bore interest at LIBOR plus 132.5 basis points and would mature in August of 1998. Terms for the facility were identical to those of the Operating Partnership's other $400 million credit facility.

     On September 10, 1996, the Operating Partnership retired the DRC secured line of credit, in the amount of $112.0 million, which bore interest at LIBOR plus 175 basis points, with proceeds from SPG, LP's two unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points.

     On September 27, 1996, the Company completed a $200 million public offering (the "Preferred Offering") of 8,000,000 shares of 8 3/4% Series B Cumulative Redeemable Preferred Stock, generating net proceeds of approximately $193 million. The Company contributed the proceeds of such offering to the Operating Partnership in exchange for preferred units in the Operating Partnership, which ultimately used the net proceeds to repay $142.8 million of outstanding mortgage indebtedness, $34.4 million under SPG, LP's two unsecured credit facilities, $12.5 million for the acquisition of the remaining ownership of North East
Mall in Hurst, Texas and the remainder for working capital.

     On September 27, 1996, the Operating Partnership obtained a $750 million, unsecured, three-year credit facility (the "Credit Facility"), with a one year extension at the option of the Operating Partnership which initially bears interest at LIBOR plus 90 basis points and retired the outstanding borrowings of SPG, LP in the aggregate principal amount of $323 million under SPG, LP's two unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points. The Credit Facility increases the Operating Partnership's available capital by $150 million.

     Both the Operating Partnership and the Company anticipate in the future issuing additional debt or equity securities on a public or private basis. The Operating Partnership is currently contemplating an issuance of unsecured debt in the near future in an amount currently expected not to exceed $100 million.

     During the first nine months of 1996, the Operating Partnership drew an additional $33.2 million on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of September 30, 1996, a total of $55.6 million was outstanding on this construction loan.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     The Operating Partnership is completing demolition of the existing Bakery Centre in South Miami, Florida, in preparation for the $130 million development of The Shops at Sunset Place. Pre-development efforts continue for this 75%-owned 500,000-square-foot retail and entertainment center.

     Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico. This
1.0 million-square-foot regional mall is wholly-owned by the Operating Partnership. Cottonwood Mall is anchored by Dillard's, Foley's, JCPenney, Mervyn's, Montgomery Ward, and a 76,000-square-foot United Artists STARPORT entertainment complex, which is scheduled to open by the end of 1996.

     Construction also continues on the following projects:

        - A 250,000-square-foot phase II expansion of Forum, in which the Operating Partnership has a 55% ownership interest, is scheduled to open in the fall of 1997. The $90 million costs of the Forum project are being funded with a portion of a $184 million two-tranche financing facility which closed February 23, 1996.

        - Ontario Mills, a 1.4 million-square-foot value-oriented regional mall in Ontario, California, in which the Operating Partnership has a 25% ownership interest, opens November 14, 1996. A $110 million construction loan on this project has been obtained on this approximately $168 mil-
lion partnership venture with The Mills Corporation. The Operating Partnership funded its $15.0 million equity commitment for this project in July 1996.

        - The Operating Partnership owns 50% of the Indian River Mall and a related community center, Indian River Commons. These developments are being financed with $22.0 million of partner's equity and a $52.0 million construction loan. At September 30, 1996 $36.1 million of the loan was outstanding. The mall will open November 15, 1996 and the community center in the spring of 1997.

        - The Source, a 730,000-square-foot retail development project in Westbury (Long Island), New York, is expected to open in August of 1997. This new $150 million development will adjoin an existing Fortunoff store. The Operating Partnership has a total equity requirement of $31.1 million for this project. Construction Financing of $120 million closed on this property in July of 1996. The loan carries interest at LIBOR plus 170 basis points and matures on July 16, 1999. The Operating Partnership has made a $21.7 million equity investment in this 50%-owned joint venture development through September 30, 1996.

        - Arizona Mills, a 1,225,000-square-foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $183 million development is expected to open in November of 1997. A commitment has been obtained for a five-year $145 million construction loan with interest at LIBOR plus 160 basis points. The Operating Partnership has an $11.2 million equity investment and a 25% ownership interest in this joint venture development.

        - Grapevine Mills, a 1,450,000-square-foot retail development project in Fort Worth, Texas, broke ground on July 10, 1996, and is expected to open in October of 1997. A commitment has been obtained for a four-year $140 million construction loan with interest at LIBOR plus 165 basis points. The Operating Partnership will have a $13.9 million equity commitment on this $188 million development project. The Operating Partnership owns 37.5% of this joint venture development.

        - The Tower Shops in Las Vegas, Nevada, is an approximately $24 million, 60,000-square-foot retail development project in which the Operating Partnership owns a 50% interest. This retail development is scheduled to open late in 1996. The Operating Partnership contributed its $3.2 million equity commitment in April of 1996.

     Several renovation and expansion projects are currently under construction and management continues to review additional projects. It is anticipated that these projects will be financed principally with external borrowings, existing corporate credit facilities and cash flows from operations.

     Debt. At September 30, 1996, the Operating Partnership had consolidated debt of $3,555.1 million, of which $2,481.6 million is fixed-rate debt and $1,073.5 million is variable-rate debt. As of September 30, 1996, the Operating Partnership had interest-rate protection agreements relating to $626.1 million of the variable-rate debt, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     The Operating Partnership's ratio of consolidated debt-to-market capitalization was approximately 45.3% at September 30, 1996.

     Distributions. The Operating Partnership declared a distribution of $0.4925 per Unit in each of the first three quarters of 1996. In addition, a special distribution of $0.1515 per unit was declared on August 9, 1996 to align the time periods of distributions for the Company and DeBartolo Realty Corporation under the definitive merger agreement. Future distributions will be determined based on actual results of operations and cash available for distribution. Preferred distributions of $0.5078 per Series A Preferred Unit were also declared per quarter.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to holders of Preferred Units and Units.

     Management continues to actively review and evaluate property acquisition opportunities. Management believes that funds on hand and amounts available under the Credit Facility, together with the ability to issue shares of common stock of the Company and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities. Cash used in investing activities for the nine months ended September 30, 1996 was $58.0 million. Cash used in investing activities included approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall, tenant allowances, capital expenditures and development related costs of $110.7 million including $31.3 million, $11.7 million, $6.1 million and $4.7 million at Cottonwood Mall, Forum, Muncie Mall and The Shops at Sunset Place, respectively; and advances to unconsolidated joint ventures totaling approximately $54.4 million, including $18.9 million, $15.0 million, $5.7 million and $3.2 million in equity contributions made to The Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. Cash received in connection with the Merger and consolidation of joint venture properties was $66.7 million. Cash received from unconsolidated entities of $45.4 million included a $30.9 million return of equity from Smith Haven Mall. Additionally, a note repayment was received from M.S. Management Associates ($38.6 million). Cash used in investing activities for the nine months ended September 30, 1995 included $61.5 million for tenant allowances, capital expenditures and development related costs, a $14.6 million equity investment in Rolling Oaks Mall, and $3.1 million for the acquisition of a joint venture interest in a parcel of land to be held for development in Little Rock, Arkansas and $18.6 million for the acquisition of East Towne Mall, partially offset by $2.6 million of net proceeds from the sale of a joint venture interest in land held for development, distributions from unconsolidated entities ($4.3 million) and cash of $3.4 million included in the acquisition of interest in White Oaks Mall.

     Cash used in financing activities for the nine months ended September 30, 1996 was $7.6 million less than the nine months ended September 30, 1995. The decrease in cash used in 1996 as compared to 1995 was primarily the result of $193.5 million in partnership contributions from the sale of preferred stock in 1996 partially offset by an increase of $41.7 million in distributions to Unitholders and proceeds from sales of common stock in 1995 of $142.1 million.

EBITDA-EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity.

     Total EBITDA for the portfolio properties increased from $315.3 million for the nine months ended September 30, 1995 to $390.8 million for the same period in 1996, representing a growth rate of 23.9%. This increase is primarily attributable to the malls opened or acquired during 1995. During this period, operating profit margin decreased slightly from 63.1% to 61.4%.

FFO-FUNDS FROM OPERATIONS

     FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Operating Partnership. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity. In March, 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The modified definition was adopted by the Operating Partnership beginning in 1996. Additionally, the prior year FFO is being restated to reflect the new definition in order to make the amounts comparative. Under the previous definition, FFO for the three months and nine months ended September 30, 1995, would have been $52.3 million and $145.4 million, respectively.

     The following summarizes FFO and reconciles net income to FFO for the periods presented:

                                                              FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                     ENDED                    ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                              --------------------    ----------------------
                                                                1996        1995        1996         1995
                                                              --------    --------    ---------    ---------
                                                                              (IN THOUSANDS)
FFO.........................................................  $ 74,270    $ 49,492    $ 173,482    $ 137,287
                                                              ========    ========    =========    =========
Reconciliation:
Net Income..................................................  $ 24,085    $ 24,310    $  67,558    $  69,797
Plus:
Extraordinary items -- Losses on extinguishments of debt....     2,530       2,636        2,689        2,884
  Depreciation and amortization from consolidated               37,469      21,894       88,507       64,855
    properties..............................................
  The Operating Partnership's share of depreciation and          3,775       1,329        9,725        4,340
    amortization from unconsolidated affiliates.............
  Merger Integration Costs                                       7,236         N/A        7,236           --
Less:
  Gain on sale of asset.....................................      (88)       (677)         (88)      (2,350)
  Minority interest portion of depreciation, amortization        (737)          --      (2,145)      (2,239)
    and extraordinary items.................................
Preferred distributions.....................................
                                                              --------    --------    ---------    ---------
FFO.........................................................  $ 74,270    $ 49,492    $ 173,482    $ 137,287
                                                              ========    ========    =========    =========

PORTFOLIO DATA

     Operating statistics give effect to the merger of the Company and DeBartolo Realty Corporation and are based upon the business and properties of the Company and DRC on a combined basis.

     Aggregate Tenant Sales Volume. For the nine months ended September 30, 1996 compared to the same period in 1995, total reported retail sales for mall and freestanding stores at the regional malls and all stores at the community shopping centers for GLA owned by the Operating Partnership ("Owned GLA") increased 4.4% from $5,050 million to $5,331 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls were 84.3% at both September 30, 1995 and September 30, 1996. Occupancy levels for community shopping centers decreased from 94.0% at September 30, 1995 to 92.1% at September 30, 1996. Total GLA has increased 3.0 million square feet from

September 30, 1995 to September 30, 1996, primarily as a result of the October 1995 opening of Lakeline Mall, the December 1995 acquisition of Smith Haven Mall and the July 1996 opening of Cottonwood Mall.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 5.8%, from $19.08 to $20.18 as of September 30, 1996 as compared to September 30, 1995. In community shopping centers, average base rents per square foot of Owned GLA increased 3.2%, from $7.26 to $7.49 during this same period.

INFLATION

     Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the portfolio properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

     However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

OTHER

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

     Management recognizes the retail industry is cyclical in nature and some tenants continue to experience difficulties, which is reflected in sales trends and in the bankruptcies and continued restructuring of several prominent retail organizations. Continuation of these trends could impact future earnings performance.

PART II - OTHER INFORMATION

   Item 1: Legal Proceedings

        On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 24 former employees of the defendants. In the complaint, the number of plaintiffs allege that they were recipients of deferred stock grants under the DRC 1994 Stock Incentive Plan (the "Plan") and that these grants immediately vested under the Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 579,000 shares of DRC common stock, which is equivalent to approximately 394,000 shares of common stock of the Company computed at the .68 exchange ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

        The complaint was served on the defendants on October 28, 1996, and pre-trial proceedings have not yet commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend thsi action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

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

   Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits - None.

      (b) Reports on Form 8-K

         Five Forms 8-K were filed during the current period.

         On August 9, 1996 under Item 5 - Other Events, the Company reported that on August 6, 1996 it made available certain operational and portfolio information concerning the Registrant, Simon Property Group, L.P., and the properties owned or managed by it as of June 30, 1996, in the form of a press release. A copy of the package was included as an exhibit to the 8-K filing.

         On August 14, 1996 under Item 5 - Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, Simon Property Group, L.P., and the properties owned or managed as of June 30, 1996, in the form of a Supplemental information Package. A copy of the package was included as an exhibit to the 8-K filing.

         On August 26, 1996 under Item 2 - Acquisition or Disposition of Assets, the Company reported that one of its subsidiaries was merged with and into DeBartolo Realty Corporation on August 9, 1996, pursuant to an Agreement and Plan of Merger. Additionally, under Item 7 - Financial Statements and Exhibits, updated pro forma financial information through June 30, 1996 and interim financial statements of DRC through June 30, 1996 were presented.

         On September 18, 1996 under Item 5 - Other Events, the Company reported that it completed a merger with DRC and gave the terms of the merger. Additionally, the Company reported that it made available additional debt and operational information for the Registrant, Simon DeBartolo Group, L.P., Simon Property Group, L.P. and properties owned or managed. Also provided was certain post-merger ownership information. This information was filed in the form of a Supplemental Information package, a copy of which was included as an exhibit to the 8-K filing.

         On September 18, 1996 under Item 7 - Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the issuance of a series of Class B Preferred Stock. Included were: Form of Underwriting Agreement, Form of Articles Supplementary with respect to the Series B Preferred Stock of the Company to the Amended and Restated Articles of Incorporation, and Form of Preferred Stock Certificate.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIMON DEBARTOLO GROUP, INC.


Date: November 11, 1996              /s/ James M. Barkley
                                     ------------------------------------------
                                     James M. Barkley,
                                     Secretary/General Counsel



Date: November 11, 1996              /s/ Dennis Cavanagh
                                     ------------------------------------------
                                     Dennis Cavanagh,
                                     Principal Financial and Accounting Officer