Form 10-Q/A
period 1996-09-30
SIMON DEBARTOLO GROUP INC
filed 1996-11-20
CIK 912564

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------
                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

                            ------------------------
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ TO  _________
COMMISSION FILE NUMBER 1-12618

                            ------------------------

                          SIMON DEBARTOLO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        MARYLAND                                35-1901999
         (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)
          115 WEST WASHINGTON STREET                              46204
               INDIANAPOLIS, INDIANA                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 636-1600

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                                ---       ---

     AS OF NOVEMBER 10, 1996, 96,628,183 SHARES OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE, 3,200,000 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.0001 PER SHARE AND 4,000 SHARES OF CLASS C COMMON STOCK, PAR VALUE $0.0001 WERE OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SIMON DEBARTOLO GROUP, INC.

                                   FORM 10-Q
                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I -- FINANCIAL INFORMATION
  Item 1: Financial Statements
     Consolidated Condensed Balance Sheets as of September 30, 1996 and December 31,
      1995............................................................................    3
     Consolidated Condensed Statements of Operations for the three-month and
      nine-month periods ended September 30, 1996 and 1995............................    4
     Consolidated Condensed Statements of Cash Flows for the nine-month periods ended
      September 30, 1996 and 1995.....................................................    5
     Notes to Consolidated Condensed Financial Statements.............................    6
  Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................   15
PART II -- OTHER INFORMATION
  Items 1 through 6...................................................................   22
  Signatures..........................................................................   24

                          SIMON DEBARTOLO GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1996              1995
                                                                         -------------     ------------
ASSETS:
  Investment properties, at cost.......................................   $ 5,226,532       $2,162,161
  Less -- accumulated depreciation.....................................      (236,583)         152,817
                                                                           ----------       ----------
                                                                            4,989,949        2,009,344
  Cash and cash equivalents............................................        92,575           62,721
  Tenant receivables and accrued revenue, net..........................       150,954          144,400
  Notes receivable and advances due from Management Company............        54,128          102,522
  Investment in partnerships and joint ventures, at equity.............       368,225          113,676
  Deferred costs, net..................................................        77,384           81,398
  Other assets.........................................................        64,981           42,375
                                                                           ----------       ----------
     Total assets......................................................   $ 5,798,196       $2,556,436
                                                                           ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgages and other notes payable....................................   $ 3,555,123       $1,980,759
  Accounts payable and accrued expenses................................       199,942          113,131
  Accrued distributions................................................         2,223           48,594
  Cash distributions and losses in partnerships and joint ventures, at
     equity............................................................        16,796           54,120
  Investment in Management Company.....................................        13,415           20,612
  Other liabilities....................................................        47,932           19,582
                                                                           ----------       ----------
     Total liabilities.................................................     3,835,431        2,236,798
                                                                           ----------       ----------
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP................       645,472           86,692
SHAREHOLDERS' EQUITY:
  Series A convertible Preferred stock, 4,000,000 authorized,
     issued and outstanding............................................        99,923           99,923
  Series B Preferred stock, 8,000,000 authorized,
     issued and outstanding............................................       193,471               --
  Common stock, $0.0001 par value, 246,000,000 shares authorized,
     93,303,387 and 55,160,195 issued and outstanding, at September 30,
     1996 and December 31, 1995, respectively..........................             9                6
  Class B common stock, $0.0001 par value, 12,000,000 shares
     authorized, 3,200,000 issued and outstanding......................             1                1
  Class C common stock, $0.0001 par value, 4,000 shares authorized,
     issued and outstanding............................................            --               --
  Capital in excess of par value.......................................     1,185,983          266,718
  Accumulated deficit..................................................      (156,219)        (131,015)
  Unamortized restricted stock award...................................        (5,875)          (2,687)
                                                                           ----------       ----------
     Total shareholders' equity........................................     1,317,293          232,946
                                                                           ----------       ----------
          Total liabilities, limited partners' equity
            and shareholders' equity...................................   $ 5,798,196       $2,556,436
                                                                           ==========       ==========

        The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
REVENUE:
  Minimum rent.........................................  $117,375    $ 75,242    $277,313    $222,701
  Overage rent.........................................     6,987       5,982      17,738      15,877
  Tenant reimbursements................................    63,511      50,536     157,738     140,030
  Other income.........................................    14,563       6,282      32,851      19,689
                                                         ---------   ---------   ---------   ---------
     Total revenue.....................................   202,436     138,042     485,640     398,297
                                                         ---------   ---------   ---------   ---------
EXPENSES:
  Property operating...................................    35,089      26,647      85,608      72,623
  Depreciation and amortization........................    37,606      22,015      88,913      65,212
  Real estate taxes....................................    19,676      13,321      48,040      39,854
  Repairs and maintenance..............................    10,006       5,740      22,546      16,926
  Advertising and promotion............................     5,542       4,093      14,439      12,013
  Merger integration costs.............................     7,236          --       7,236          --
  Provision for doubtful accounts......................     1,116        (200)      2,867       2,203
  Other................................................     3,450       2,235       9,152       8,295
                                                         ---------   ---------   ---------   ---------
     Total operating expenses..........................   119,721      73,851     278,801     217,126
                                                         ---------   ---------   ---------   ---------
OPERATING INCOME.......................................    82,715      64,191     206,839     181,171
INTEREST EXPENSE.......................................    56,212      36,468     135,346     112,125
                                                         ---------   ---------   ---------   ---------
INCOME BEFORE MINORITY INTEREST........................    26,503      27,723      71,493      69,046
MINORITY INTEREST......................................    (1,219)       (605)     (2,394)     (1,940)
GAIN ON SALE OF ASSET..................................        88          --          88       2,350
                                                         ---------   ---------   ---------   ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES..................    25,372      27,118      69,187      69,456
INCOME FROM UNCONSOLIDATED ENTITIES....................     3,467        (172)      7,452       3,225
                                                         ---------   ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS......................    28,839      26,946      76,639      72,681
EXTRAORDINARY ITEMS -- Losses on extinguishments of
  debt.................................................    (2,530)     (2,636)     (2,795)     (2,884)
                                                         ---------   ---------   ---------   ---------
INCOME OF THE OPERATING PARTNERSHIP....................    26,309      24,310      73,844      69,797
LESS -- LIMITED PARTNERS' INTEREST IN THE OPERATING
  PARTNERSHIP..........................................     9,301       9,536      26,208      28,429
                                                         ---------   ---------   ---------   ---------
NET INCOME.............................................    17,008      14,774      47,636      41,368
PREFERRED DIVIDENDS....................................    (2,224)         --      (6,286)         --
                                                         ---------   ---------   ---------   ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDER.............  $ 14,784    $ 14,774    $ 41,350    $ 41,368
                                                         =========   =========   =========   =========
EARNINGS PER COMMON SHARE:
     Income before extraordinary items.................  $   0.20    $   0.28    $   0.65    $   0.79
     Extraordinary items...............................     (0.02)      (0.03)      (0.02)      (0.03)
                                                         ---------   ---------   ---------   ---------
     Net income........................................  $   0.18    $   0.25    $   0.63    $   0.76
                                                         =========   =========   =========   =========

        The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................    $  47,636     $  41,368
Adjustments to reconcile net income to net cash provided by
  operating activities --
  Depreciation and amortization....................................       94,976        71,761
  Losses on extinguishments of debt................................        2,795         2,888
  Gain on sale of asset............................................          (88)       (2,350)
  Limited Partners' interest in Operating Partnership..............       26,208        28,429
  Straight-line rent...............................................        1,754        (1,237)
  Minority interest................................................        2,394         1,940
  Equity in income of unconsolidated entities......................       (7,452)       (3,225)
Changes in assets and liabilities --
  Tenant receivables and accrued revenue...........................        9,034         3,727
  Deferred costs and other assets..................................       (4,200)       (9,420)
  Accounts payable, accrued expenses and other liabilities.........      (29,767)       (4,337)
                                                                       ---------     ---------
     Net cash provided by operating activities.....................      143,290       129,544
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions.....................................................      (43,941)      (31,155)
  Capital expenditures.............................................     (112,419)      (61,510)
  Cash from Merger and consolidation of joint ventures.............       66,736         4,346
  Proceeds from sale of asset......................................          399         2,550
  Investments in unconsolidated entities...........................      (54,442)      (19,696)
  Distributions from unconsolidated entities.......................       45,403         4,274
  Loan repayment from Management Company...........................       38,553
                                                                       ---------     ---------
     Net cash used in investing activities.........................      (59,711)     (101,191)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common and convertible preferred stock,
     net...........................................................      195,205       142,130
  Minority interest distributions..................................       (3,810)       (2,823)
  Distributions to shareholders....................................     (103,395)      (76,103)
  Distributions to limited partner.................................      (67,951)      (54,540)
  Proceeds from borrowings, net of transaction costs...............      272,945       359,338
  Mortgage, bond and other payments................................     (346,719)     (428,511)
                                                                       ---------     ---------
     Net cash used in financing activities.........................      (53,725)      (60,509)
                                                                       ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................       29,854       (32,156)
CASH AND CASH EQUIVALENTS, beginning of period.....................       62,721       105,139
                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS, end of period...........................    $  92,575     $  72,983
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

     For financial reporting purposes, the completion of the Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.523 billion, including related transaction costs. The purchase price has been allocated to the fair value of the assets and liabilities of DRP, LP at September 30, 1996. Certain assumptions were made which management of the General Partners believes are reasonable. Management expects to finalize the purchase price allocation during the fourth quarter of 1996. The final allocation is not expected to differ materially from the allocation made at September 30, 1996.

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

     The following unaudited pro forma summary financial information for the nine month period ended September 30, 1996 combines the consolidated results of operations of the Operating Partnership as if the Merger had occurred on January 1, 1995 and was carried forward through September 30, 1996:

                                                                    FOR THE NINE MONTH
                                                                       PERIOD ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Revenue...................................................  $   694,343     $   645,398
                                                                ===========     ===========
    Net Income................................................  $   107,383     $   128,225
                                                                ===========     ===========
    Net Income Attributable to:
      General Partners........................................  $    65,933     $    78,730
      Limited Partners........................................       41,450          49,495
                                                                -----------     -----------
                                                                $   107,383     $   128,225
                                                                ===========     ===========
    Net Income per Unit.......................................  $      0.68     $      0.84
                                                                ===========     ===========
    Weighted Average Units Outstanding........................  156,925,688     152,806,432
                                                                ===========     ===========

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

NOTE 4 -- CASH FLOW INFORMATION

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1996 was $127,464, as compared to $106,734 for the same period in 1995. Accrued and unpaid distributions as of September 30, 1996 and December 31, 1995 were $2,223, and $48,594, respectively, which includes accrued and unpaid dividends entitled to preferential distribution of cash ("Preferred Shares") of $2,223, and $1,490, respectively.

     As described in Note 1 the Operating Partnership issued units in connection with the acquisition of DRC.

NOTE 5 -- PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock ("Shares") outstanding during the period. As used herein, the term Shares does not include Preferred Shares. The weighted average number of Shares used in the computation for the three months ended September 30, 1996 and 1995 was 80,397,469 and 57,833,028, respectively. The weighted average number of Shares used in the computation for the nine months ended September 30, 1996 and 1995 was 96,507,387 and 54,320,878, respectively. Additionally, the Series A Preferred Shares may be converted into common stock of the Company beginning in October of 1997 at an initial conversion ratio equal to 0.9524, while the Series B Preferred Shares are not convertible. The stock options outstanding under the Stock Option Plans and the Preferred Shares have not been included in the computations of per Share data, as they do not have a dilutive effect.

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

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED ENTITIES

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income (loss) from such partnerships and joint ventures follow:

                                                                        PARTNERSHIPS AND
                                                                         JOINT VENTURES
                                                                 ------------------------------
                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    BALANCE SHEETS
    ASSETS:
      Investment properties at cost, net.......................   $ 1,763,739       $1,156,066
      Cash and cash equivalents................................        63,298           52,624
      Tenant receivables.......................................        50,356           35,306
      Other assets.............................................        45,446           32,626
                                                                   ----------       ----------
              Total assets.....................................   $ 1,922,839       $1,276,622
                                                                   ==========       ==========
    LIABILITIES AND PARTNERS' EQUITY:
      Mortgage and other notes payable.........................   $ 1,071,932       $  410,652
      Accounts payable, accrued expenses and other
         liabilities...........................................       159,446          127,322
                                                                   ----------       ----------
         Total liabilities.....................................     1,231,378          537,974
         Partners' equity......................................       691,461          738,648
                                                                   ----------       ----------
              Total liabilities and partners' equity...........   $ 1,922,839       $1,276,622
                                                                   ==========       ==========
    THE OPERATING PARTNERSHIP'S SHARE OF:
              Total assets.....................................   $   551,500       $  290,802
                                                                   ==========       ==========
    PARTNERS' EQUITY:
      Investment in partnerships and joint ventures, at
         equity................................................   $   368,225       $  113,676
      Cash distributions and losses in partnerships and
         joint ventures, at equity.............................       (16,796)         (54,120)
                                                                   ----------       ----------
                                                                  $   351,429       $   59,556
                                                                   ==========       ==========

                                                           PARTNERSHIPS AND JOINT VENTURES
                                                     --------------------------------------------
                                                           FOR THE                 FOR THE
                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------     --------------------
                                                      1996        1995         1996        1995
                                                     -------     -------     --------     -------
STATEMENTS OF OPERATIONS
REVENUE:
  Minimum rent.....................................  $37,295     $19,755     $ 91,334     $57,606
  Overage rent.....................................    2,057         548        3,746       1,678
  Tenant reimbursements............................   18,487      10,002       46,000      28,651
  Other income.....................................    2,903       1,757        9,061      11,064
                                                     -------     -------     --------     -------
          Total revenue............................   60,742      32,062      150,141      98,999
OPERATING EXPENSES:
  Operating expenses and other.....................   22,888      11,019       55,737      32,456
  Depreciation and amortization....................   12,273       5,310       32,859      15,961
                                                     -------     -------     --------     -------
     Total operating expenses......................   35,161      16,329       88,596      48,417
                                                     -------     -------     --------     -------
OPERATING INCOME...................................   25,581      15,733       61,545      50,582
INTEREST EXPENSE...................................   14,555       6,648       28,689      21,282
EXTRAORDINARY ITEMS................................       --          (9)          --          (9)
                                                     -------     -------     --------     -------
NET INCOME.........................................   11,026       9,076       32,856      29,291
THIRD PARTY INVESTORS' SHARE OF NET INCOME.........    8,885       8,254       27,581      26,060
                                                     -------     -------     --------     -------
THE OPERATING PARTNERSHIP'S
  SHARE OF NET INCOME..............................  $ 2,141     $   822     $  5,275     $ 3,231
                                                     =======     =======     ========     =======

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

     Summary financial information of the Management Company accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from the Management Company follow:

                                                                           MANAGEMENT COMPANY
                                                                     ------------------------------
                                                                     SEPTEMBER 30,     DECEMBER 31,
                          BALANCE SHEETS                                 1996              1995
-------------------------------------------------------------------  -------------     ------------
ASSETS:
  Current assets...................................................    $  62,874         $ 40,964
  Undeveloped land and mortgage notes..............................       18,245           45,769
  Other assets.....................................................       24,889           13,813
                                                                        --------         --------
     Total assets..................................................    $ 106,008         $100,546
                                                                        ========         ========
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Current liabilities..............................................    $  52,584         $ 18,435
  Notes payable and advances due to the Operating
     Partnership at 11%, due 2008..................................       71,028          102,522
                                                                        --------         --------
     Total liabilities.............................................      123,612          120,957
     Shareholders' deficit.........................................      (17,604)         (20,411)
                                                                        --------         --------
     Total liabilities and shareholders' deficit...................    $ 106,008         $100,546
                                                                        ========         ========
THE OPERATING PARTNERSHIP'S SHARE OF:
     Total assets..................................................    $  94,639         $ 80,437
                                                                        ========         ========
     Shareholders' deficit.........................................    $ (18,415)        $(20,612)
                                                                        ========         ========

                                                                                    FOR THE
                                                              FOR THE          NINE MONTHS ENDED
                                                         THREE MONTHS ENDED      SEPTEMBER 30,
                                                         ------------------    ------------------
               STATEMENTS OF OPERATIONS                   1996       1995       1996       1995
-------------------------------------------------------  -------    -------    -------    -------
REVENUE:
  Management fees......................................  $ 4,952    $ 4,158    $15,122    $15,113
  Development and leasing fees.........................    6,480      6,747     10,928     13,140
  Cost-sharing income and other........................    1,935      1,706      7,237      5,221
                                                         -------    -------    -------    -------
     Total revenue.....................................   13,367     12,611     33,287     33,474
EXPENSES:
  Operating expenses...................................    7,953     10,747     21,744     24,983
  Depreciation.........................................      693        579      1,947      1,679
  Interest.............................................    1,539      1,999      4,690      5,691
                                                         -------    -------    -------    -------
     Total expenses....................................   10,185     13,325     28,381     32,353
                                                         -------    -------    -------    -------
NET INCOME (LOSS)......................................    3,182       (714)     4,906      1,121
  Intercompany profits related to wholly-owned
     properties........................................   (1,232)        --     (1,232)        --
                                                         -------    -------    -------    -------
NET INCOME (LOSS) AFTER INTERCOMPANY ELIMINATIONS......    1,950       (714)     3,674      1,121
PREFERRED DIVIDENDS....................................      350        350      1,050      1,015
                                                         -------    -------    -------    -------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS....  $ 1,600    $(1,064)   $ 2,624    $   106
                                                         =======    =======    =======    =======
THE OPERATING PARTNERSHIP'S SHARE OF NET INCOME
  (LOSS)...............................................  $ 1,326    $  (994)   $ 2,177    $    (6)
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

     At September 30, 1996, the Operating Partnership had consolidated debt of $3,555,123, of which $2,481,639 was fixed-rate debt and $1,073,484 was variable-rate debt. As of September 30, 1996 and December 31, 1995, the Operating Partnership had interest-rate protection agreements related to $635,807 and $551,196 of variable-rate debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $654 and $693 for the three months ended September 30, 1996 and 1995, respectively, and $1,935 and $2,617 for the nine months ended September 30, 1996 and 1995, respectively. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture properties as of September 30, 1996 and December 31, 1995 was $431,181 and $167,644, respectively.

NOTE 9 -- SHAREHOLDERS' EQUITY

     THE FOLLOWING TABLE SUMMARIZES THE CHANGE IN THE COMPANY'S
SHAREHOLDERS' EQUITY SINCE DECEMBER 31, 1995.

                                                                                             CLASS B           CLASS C
                                 SERIES A            SERIES B          COMMON STOCK        COMMON STOCK      COMMON STOCK
                             PREFERRED STOCK      PREFERRED STOCK    -----------------   ----------------  ----------------
                            ------------------  -------------------               PAR                PAR               PAR
                             SHARES     VALUE    SHARES     VALUE      SHARES    VALUE    SHARES    VALUE   SHARES    VALUE
                            ---------  -------  ---------  --------  ----------  -----   ---------  -----  ---------  -----
Balance at December 31,
  1995..................... 4,000,000  $99,923         --        --  55,160,195   $ 6    3,200,000   $ 1          --   $--
Preferred Stock Issued, net
  of issuance costs........                     8,000,000  $193,471
Common stock issued as part
  of severance program.....
Common stock options
  exercised................                                              21,563
Common stock issued in
  connection with the
  Merger...................                                          37,921,599     3                          4,000    --
Transfer Out of Limited
  Partners' Interest in SPG
  Operating Partnership....
Stock Incentive Program....                                             200,030
Amortization of stock
  incentive................
Net Income.................
Distributions..............
Other......................
                            ---------  -------  ---------   -------  ----------   ---    ---------    --       -----   ---
Balance at September 30,
  1996..................... 4,000,000  $99,923  8,000,000  $193,471  93,303,387   $ 9    3,200,000   $ 1       4,000   $--
                            =========  =======  =========   =======  ==========   ===    =========    ==       =====   ===

                               CAPITAL IN
                             EXCESS OF PAR
                             VALUE, NET OF
                              PREDECESSOR                 UNAMORITIZED      TOTAL
                                 BASIS       ACCUMULATED   RESTRICTED   SHAREHOLDERS'
                               ADJUSTMENT      DEFICIT    STOCK AWARD      EQUITY
                             --------------  -----------  ------------  -------------
Balance at December 31,
  1995.....................    $  266,718     $(131,015)    $ (2,687)    $   232,946
Preferred Stock Issued, net
  of issuance costs........                                                  193,471
Common stock issued as part
  of severance program.....
Common stock options
  exercised................           499                                        499
Common stock issued in
  connection with the
  Merger...................     1,488,924                                  1,488,927
Transfer Out of Limited
  Partners' Interest in SPG
  Operating Partnership....      (574,847)                                  (574,847)
Stock Incentive Program....         4,751                     (4,751)             --
Amortization of stock
  incentive................                                    1,563           1,563
Net Income.................                      47,636                       47,636
Distributions..............                     (72,840)                     (72,840)
Other......................           (62)                                       (62)
Balance at September 30,
  1996.....................    $1,185,983     $(156,219)    $ (5,875)    $ 1,317,293
                               ==========     =========     ========     ===========

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

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

     The complaint was served on the defendants on October 28, 1996, and pre-trial proceedings have not yet commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

     The financial results reported reflect the Merger completed on August 9, 1996 of Simon Property Group, Inc. and DeBartolo Realty Corporation. This is in accordance with the purchase method of accounting utilized to record this Merger transaction. This Merger resulted in an additional 50 regional malls and 11 community shopping centers to the portfolio, of which additions, 41 regional malls and 10 community shopping centers are being accounted for on the consolidated method of accounting. The effects of this increase in the portfolio and the Merger integration costs are highlighted in the following discussion of the interim period financial comparisons.

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

     Income of the Operating Partnership was $26.3 million for the three months ended September 30, 1996, as compared to $24.3 million for the same period in 1995, reflecting a net increase of $2.0 million, after Merger integration costs of $7.2 million for the reasons described above, and was allocated to the Company, based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

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

     Income of the Operating Partnership was $47.6 million for the nine months ended September 30, 1996, as compared to $41.4 million for the same period in 1995, reflecting a net increase of $6.2 million after Merger integration costs of $7.2 million, for the reasons described above, and was allocated to the Company, based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Operating Partnership's balance of cash and cash equivalents was $92.6 million, not including its proportionate share of cash held by the joint venture properties and the Management Company. In addition to its cash reserves, the Operating Partnership had unused capacity under its unsecured revolving credit facility totaling $427.0 million.

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

     DeBartolo Merger. As described in the footnotes to the financial statements, on August 9, 1996 the Company assumed the outstanding indebtedness of DeBartolo Realty Partnership, L.P.. Such amount aggregated $1,567.8 million at September 30, 1996.

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

     The Operating Partnership's ratio of consolidated debt-to-market capitalization was approximately 45.2% at September 30, 1996.

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

     Investing and Financing Activities. Cash used in investing activities for the nine months ended September 30, 1996 was $59.7 million. Cash used in investing activities included approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall, tenant allowances, capital expenditures and development related costs of $112.4 million including $31.3 million, $11.7 million, $6.1 million and $4.7 million at Cottonwood Mall, Forum, Muncie Mall and The Shops at Sunset Place, respectively; and advances to unconsolidated joint ventures totaling approximately $54.4 million, including $18.9 million, $15.0 million, $5.7 million and $3.2 million in equity contributions made to The Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. Cash received in connection with the Merger and consolidation of joint venture properties was $66.7 million. Cash received from unconsolidated entities of $45.4 million included a $30.9 million return of equity from Smith Haven Mall. Additionally, a note repayment was received from M.S. Management Associates ($38.6 million). Cash used in investing activities for the nine months ended September 30, 1995 included $61.5 million for tenant allowances, capital expenditures and development related costs, a $14.6 million equity investment in Rolling Oaks Mall, and $3.1 million for the acquisition of a joint venture interest in a parcel of land to be held for development in Little Rock, Arkansas and $18.6 million for the acquisition of East Towne Mall, partially offset by $2.6 million of net proceeds from the sale of a joint venture interest in land held for development, distributions from unconsolidated entities ($4.3 million) and cash of $3.4 million included in the acquisition of interest in White Oaks Mall.

     Cash used in financing activities for the nine months ended September 30, 1996 was $6.8 million less than the nine months ended September 30, 1995. The decrease in cash used in 1996 as compared to 1995 was primarily the result of $193.5 million in partnership contributions from the sale of preferred stock in 1996 partially offset by an increase of $41.7 million in distributions to Unitholders and proceeds from sales of common stock in 1995 of $142.1 million.

EBITDA -- EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

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

     Total EBITDA for the portfolio properties increased from $315.3 million for the nine months ended September 30, 1995 to $390.2 million for the same period in 1996, representing a growth rate of 23.8%. This increase is primarily attributable to the malls opened or acquired during 1995. During this period, operating profit margin decreased slightly from 63.1% to 61.4%.

FFO -- FUNDS FROM OPERATIONS

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

     The following summarizes FFO and reconciles net income to FFO for the periods presented:

                                                            FOR THE THREE        FOR THE NINE
                                                            MONTHS ENDED         MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          -----------------   -------------------
                                                           1996      1995       1996       1995
                                                          -------   -------   --------   --------
                                                                      (IN THOUSANDS)
FFO.....................................................  $74,270   $49,492   $173,482   $137,287
                                                          =======   =======   ========   ========
Reconciliation:
  Net Income............................................  $24,085   $24,310   $ 67,558   $ 69,797
Plus:
  Extraordinary items -- Losses on extinguishments of
     debt...............................................    2,530     2,636      2,689      2,884
     Depreciation and amortization from consolidated
       properties.......................................   37,469    21,894     88,507     64,855
     The Operating Partnership's share of depreciation
       and amortization from unconsolidated
       affiliates.......................................    3,775     1,329      9,725      4,340
     Merger Integration Costs...........................    7,236       N/A      7,236         --
Less:
  Gain on sale of asset.................................      (88)     (677)       (88)    (2,350)
  Minority interest portion of depreciation,
     amortization and extraordinary items...............     (737)       --     (2,145)    (2,239)
Preferred distributions.................................
                                                          -------   -------   --------   --------
FFO.....................................................  $74,270   $49,492   $173,482   $137,287
                                                          =======   =======   ========   ========

PORTFOLIO DATA

     Operating statistics give effect to the merger of the Company and DeBartolo Realty Corporation and are based upon the business and properties of the Company and DRC on a combined basis.

     Aggregate Tenant Sales Volume. For the nine months ended September 30, 1996 compared to the same period in 1995, total reported retail sales for mall and freestanding stores at the regional malls and all stores at the community shopping centers for GLA owned by the Operating Partnership ("Owned GLA") increased 4.4% from $5,105 million to $5,331 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None.

     (b) Reports on Form 8-K

     Five Forms 8-K were filed during the current period.

     On August 9, 1996 under Item 5 -- Other Events, the Company reported that on August 6, 1996 it made available certain operational and portfolio information concerning the Registrant, Simon Property Group, L.P., and the properties owned or managed by it as of June 30, 1996, in the form of a press release. A copy of the package was included as an exhibit to the 8-K filing.

     On August 14, 1996 under Item 5 -- Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, Simon Property Group, L.P., and the properties owned or managed as of June 30, 1996, in the form of a Supplemental information Package. A copy of the package was included as an exhibit to the 8-K filing.

     On August 26, 1996 under Item 2 -- Acquisition or Disposition of Assets, the Company reported that one of its subsidiaries was merged with and into DeBartolo Realty Corporation on August 9, 1996, pursuant to an Agreement and Plan of Merger. Additionally, under Item 7 -- Financial Statements and Exhibits, updated pro forma financial information through June 30, 1996 and interim financial statements of DRC through June 30, 1996 were presented.

     On September 18, 1996 under Item 5 -- Other Events, the Company reported that it completed a merger with DRC and gave the terms of the merger. Additionally, the Company reported that it made available additional debt and operational information for the Registrant, Simon DeBartolo Group, L.P., Simon Property

Group, L.P. and properties owned or managed. Also provided was certain post-merger ownership information. This information was filed in the form of a Supplemental Information package, a copy of which was included as an exhibit to the 8-K filing.

     On September 18, 1996 under Item 7 -- Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the issuance of a series of Class B Preferred Stock. Included were: Form of Underwriting Agreement, Form of Articles Supplementary with respect to the Series B Preferred Stock of the Company to the Amended and Restated Articles of Incorporation, and Form of Preferred Stock Certificate.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIMON DEBARTOLO GROUP, INC.

Date: November 19, 1996

                                                /s/  JAMES M. BARKLEY

                                          --------------------------------------
                                                    James M. Barkley,
                                                Secretary/General Counsel