Form 10-K
period 1996-12-31
SIMON DEBARTOLO GROUP INC
filed 1997-03-26
CIK 912564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 1996
                        Commission file number 1-12618

                          SIMON DeBARTOLO GROUP, INC.
            (Exact name of registrant as specified in its charter)

                Maryland                                35-1901999
      -----------------------------                 ------------------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

       115 West Washington Street
          Indianapolis, Indiana                           46204
      -----------------------------                     ---------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (317) 636-1600

         Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
  Title of each class                               on which registered
  ------------------------                       -------------------------
  Common stock, $0.0001 par value                 New York Stock Exchange

  8 3/4% Series B Cumulative Redeemable
   Preferred Stock, $.0001 par value              New York Stock Exchange

      Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]  NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,255,550,365 based on the closing market price on the New York Stock Exchange for such stock on March 17, 1997. As of March 17, 1997, 97,005,787, 3,200,000 and 4,000 shares of common stock, Class B common stock and Class C common stock were outstanding, respectively.
                      Documents Incorporated By Reference

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders, scheduled to be held May 14, 1997, are incorporated by reference in Part III.

                                    Part I

Item 1.  Business

     Background

     Simon DeBartolo Group, Inc. (the "Company"), a Maryland corporation, formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company completed its initial public offering of securities (the "IPO") in 1993. Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership". Prior to the Merger (described below), references to the Operating Partnership refer to SPG, LP only. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1996, the Operating Partnership owns or holds an interest in 186 income-producing properties, which consist of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall located in 33 states (the "Properties"). The Operating Partnership also owns interests in two specialty retail centers, two value-oriented super-regional malls and one community center currently under construction and six parcels of land held for future development. At December 31, 1996, 1995 and 1994, the Company's ownership interest in the Operating Partnership was 61.4%, 61.0% and 56.4%, respectively. The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"), which manages 33 regional malls and community shopping centers not wholly-owned by the Operating Partnership and certain other properties and also engages in certain property development activities.

     The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC") for an aggregate value of $3.0 billion (the "Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the Merger, the Company issued a total of 37,873,965 shares of common stock, to the DRC shareholders. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. The Company changed its name to Simon DeBartolo Group, Inc.

     In connection with the Merger, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DeBartolo Properties Management, Inc., ("DPMI"), for $2.5 million in cash. The Operating Partnership holds substantially all of the economic interest in DPMI. The Operating Partnership holds substantially all of the economic interest in the Management Company, while substantially all of the voting stock is held by Melvin Simon, Herbert Simon and David Simon. The Management Company is accounted for using the equity method of accounting.

     For additional information concerning the Merger, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     General

     As of December 31, 1996, the Operating Partnership owned or held interests in a diversified portfolio of 186 income-producing Properties, including 113 enclosed regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall, located in 33 states. Regional malls, community centers and the remaining portfolio comprised 82%, 7.8%, and 10.2%, respectively of total rent revenues and tenant reimbursements in 1996. The Properties contain an aggregate of approximately 113.3 million square feet of GLA, of which 67.3 million square feet is owned by the Operating Partnership ("Owned GLA"). Approximately 3,200 different retailers occupy approximately 12,000 stores in the Properties.
Total estimated retail sales at the Properties approached $16.7 billion in 1996.
     As of December 31, 1996, mall and freestanding Owned GLA was 84.7% leased in the regional malls and 91.6% for Owned GLA in the community shopping centers. In addition, the Operating Partnership has interests in five properties under construction in the United States, and six parcels of land held for development containing an aggregate of approximately 367 acres (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties").

     The Company elected, effective January 1, 1994, to be taxed as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and applicable Treasury regulations relating to REIT qualification. The Company is self-administered and self-managed and does not engage or pay a REIT advisor. The Company provides management, leasing, accounting, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

     Operating Strategies

     The Company's primary business objectives are to increase per share cash generated from operations and the value of the Operating Partnership's properties and operations. The Company plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.
     Leasing. The Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.
    Management. Drawing upon the expertise gained through management of approximately 129 million square feet of retail and mixed-use properties, the Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities, and systematic planning and monitoring of results.

    Strategic Expansions and Renovations. A key objective of the Operating Partnership is to increase the profitability and market share of the Portfolio Properties through the completion of strategic renovations and expansions. In 1996, the Operating Partnership completed construction and opened eight expansion and/or renovation projects: Greenwood Plus in Greenwood, Indiana; Muncie Mall in Muncie, Indiana; Summit Mall in Akron, Ohio; University Park Mall in South Bend, Indiana; College Mall in Bloomington, Indiana; Century III Mall in Pittsburgh, Pennsylvania; Coral Square in Coral Springs, Florida; and The Florida Mall in Orlando, Florida.

    The Operating Partnership has a number of renovation and/or expansion projects currently under construction. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     Development. Development activities are an ongoing part of the Operating Partnership's business. The Operating Partnership opened two new regional malls, one specialty retail center, and one value-oriented super-regional mall during 1996. The new regional malls include the 1.0 million square foot Cottonwood Mall in Albuquerque, New Mexico and the 800,000 square foot Indian River Mall in Vero Beach, Florida. The new specialty retail center is the 60,000 square foot Tower Shops in Las Vegas, Nevada and the value-oriented super-regional mall is the 1.3 million square foot Ontario Mills in Ontario, California. Cottonwood Mall is anchored by Dillard's, Foley's, JCPenney, Mervyn's and Montgomery Ward. Indian River Mall is anchored by AMC Theatres, Burdines, Dillard's, JCPenney, and Sears. Ontario Mills' anchors include: AMC Theatres, Burlington Coat Factory, JCPenney, Sports Authority and Marshall's, with a Dave & Busters under construction.
     In addition, Indian River Commons, a 265,000 square foot community shopping center opened during March 1997 in Vero Beach, Florida. The Operating Partnership owns 50% of this joint venture project, which is anchored by HomePlace, Lowe's, Office Max and Service Merchandise.

     Development activities are ongoing at several other locations including:
     * A 235,000 square foot phase II expansion of Forum in Las Vegas, in which the Operating Partnership has a 55% ownership interest, is scheduled to open in August 1997. The costs of the phase II project are being funded with a portion of the $184 million two-tranche financing facility which closed on February 23, 1996. The loan bears interest on a weighted average basis at LIBOR plus 137 basis points and matures in February 2000.
     * The Mall at the Source, a 730,000 square foot value-oriented retail and entertainment development project in Westbury (Long Island), New York, is expected to open in August 1997. This new $150 million development will adjoin an existing Fortunoff store. The Operating Partnership has a total equity investment of $25.3 million in this 50%-owned joint venture project. Construction financing of $120 million closed on this property in July 1996. The loan initially bears interest at LIBOR plus 170 basis points and matures on July 16, 1999.
* Arizona Mills, a 1,230,000 square foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $184 million value-oriented super-regional mall is expected to open in November 1997. In January 1997, the joint venture closed on a five-year $145 million construction loan with interest at LIBOR plus 150 basis points. The Operating Partnership had an $13.5 million equity investment through December 31, 1996 and a 25% ownership interest in this joint venture development.
* Grapevine Mills, a 1,480,000 square foot retail development project in Grapevine (Dallas/Fort Worth), Texas, broke ground on July 10, 1996. This $202 million value-oriented super-regional mall development project is expected to open in October 1997. A commitment has been obtained for a four-year $157 million construction loan (plus a one-year extension) with an initial interest rate of LIBOR plus 165 basis points. The Operating Partnership has a $14 million equity commitment on this 37.5%-owned joint venture project, and made its initial contribution of $7.9 million in January 1997.
* The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA is scheduled to open in 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $143 million project. The Operating Partnership expects to have construction financing for the majority of the development costs of this project in place during the second quarter of 1997.

     In addition, the Operating Partnership is in the preconstruction development phase on two new community center projects, each of which is immediately adjacent to an existing regional mall in the Company's portfolio. Lakeline Plaza, a 50%-owned joint venture development project in Austin, Texas, is scheduled to open in 1998. This approximately $39 million development is projected to open with 391,000-square-feet of GLA. Muncie Plaza, a wholly-owned project, is scheduled to open in Muncie, Indiana, in 1998. This approximately $15 million development is projected to open with 200,000-square-feet of GLA.

     The Operating Partnership also has direct or indirect interests in six other parcels of land held for development in five states totaling approximately 367 acres. Management believes the Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

     Acquisitions. In addition to the Merger, the Operating Partnership acquired additional ownership in two existing regional malls, Ross Park Mall and North East Mall, increasing its ownership in each of those malls to 100%. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for the Operating Partnership to acquire additional portfolios of shopping centers. Management also believes that its extensive experience in the shopping center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis for the transferors.

     Competition

     The Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders and (iv) the size and diversity of its Properties. Management believes that the Portfolio Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the Operating Partnership to be the leader in the industry.

     All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material effect on the Operating Partnership's ability to lease space and on the level of rents the Operating Partnership can obtain.
     There are numerous commercial developers, real estate companies and other owners of real estate that compete with the Operating Partnership in its trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that the Operating Partnership and its competitors develop and manage.
     Environmental Matters

     Substantially all of the Portfolio Properties located in the United States have been subjected to Phase I or similar environmental audits (which involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants since April 1988. Most of these audits have been conducted since January 1, 1990. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the Company. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities, that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management, that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of environmental liability.
     Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Asbestos-containing materials in the form of spray-on fireproofing and thermal system insulation are also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the Operating Partnership in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space. Although it is difficult to assess the costs of abatement or removal of such asbestos-containing materials at this time, and no assurance can be given as to the magnitude of such costs, management does not believe that such costs will be material to the Company's financial condition or results of operation. The Operating Partnership has developed and is implementing an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials.

     Underground Storage Tanks. Some of the Properties contain, or at one time contained, underground storage tanks used to store heating oil for on-site consumption or petroleum products typically related to the operations of auto service centers. Certain adjacent properties contain, or at one time contained, underground storage tanks. At present, the Operating Partnership is aware of five underground storage tanks owned and operated by the Operating Partnership, and has either begun or scheduled appropriate compliance activities in all cases. The Operating Partnership also is aware of several additional underground storage tanks operated by tenants or subtenants at the Properties, and compliance activities with respect to those underground storage tanks are expected to be completed by the end of 1998 by the respective tenants or subtenants. Upon any such tenant's or subtenant's failure to cause such compliance activities, the Operating Partnership could become primarily responsible for such compliance.

     Site assessments at seven Properties have revealed certain soil and/or groundwater contamination associated with underground storage tanks formerly operated by third parties. All such tanks had been removed or, at one Property, previously abandoned in place. The Operating Partnership is in the process of evaluating the extent of such contamination and will take appropriate action in accordance with all applicable environmental laws. Since the underground storage tanks associated with such contamination are no longer in place or in operation, management does not believe that the costs to the Operating Partnership to address such contamination will be material. In addition, the Operating Partnership has begun soil and/or groundwater remediation to address minor contamination associated with other underground storage tanks currently or formerly located at certain Properties. Such remediation is being conducted in accordance with applicable environmental laws. The Operating Partnership has no reason to believe that leakage has occurred from any other underground storage tanks currently or previously located at the Properties or that the impact of any such contamination from any onsite or offsite source would be material.

     The cost of underground storage tank compliance, closure, removal and remediation activities are not expected to have material adverse effect on the Company's financial condition or results of operations.

     General Compliance. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations (see Item 3. Legal Proceedings). Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

     Properties to be Developed or Acquired. Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties.
In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the Operating Partnership will conduct environmental due diligence consistent with past practice.

     Employees

     The Company, the Operating Partnership and its affiliates employ approximately, 7,400 persons at various centers and offices throughout the United States. Approximately 675 of such employees are located at the Operating Partnership's headquarters in Indianapolis, Indiana, and approximately 3,950 of all employees are part-time.
     Insurance

     The Operating Partnership has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties. Management believes that such insurance provides adequate coverage.
     Corporate Headquarters

     The Company's executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is (317) 636-1600.
     Executive Officers of the Registrant
     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1996.
   Name                     Age    Position
   ------------------       ---    -------------
   Melvin Simon (1)          70    Co-Chairman
   Herbert Simon (1)         62    Co-Chairman
   David Simon (1)           35    Chief Executive Officer
   Richard S. Sokolov        47    President and Chief Operating Officer
   Randolph L. Foxworthy     52    Executive Vice President - Corporate
                                   Development
   William J. Garvey         58    Executive Vice President - Property
                                   Development
   James A. Napoli           50    Executive Vice President - Leasing
   John R. Neutzling         44    Executive Vice President - Property
                                   Management
   James M. Barkley          45    General Counsel; Secretary
   Stephen E. Sterrett       41    Treasurer

       (1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of the Company. The executive officers of the Company serve at the pleasure of the Board of Directors and have served in such capacities since the completion of the Company's IPO, with the exception of Mr. Richard Sokolov who has been President, Chief Operating Officer and a director since the Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, and Richard Sokolov, see Item 10 of this report.

     Mr. Foxworthy is the Executive Vice President - Corporate Development of the Company. He served as a Director of the Company from the IPO until the Merger. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Company since the IPO.

     Mr. Garvey is the Executive Vice President - Property Development of the Company. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

     Mr. Napoli is the Executive Vice President - Leasing of the Company. Mr. Napoli also served as Executive Vice President and Director of Leasing since he joined MSA in 1989.

     Mr. Neutzling holds the position of Executive Vice President - Property Management of the Company. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

     Mr. Barkley serves as the Company's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

     Mr. Sterrett serves as the Company's Treasurer. He joined MSA in 1989 and has held various positions with MSA.

Item 2.  Properties

     Portfolio Properties

     The Properties generally consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 113 regional malls in the Properties range in size from approximately 210,000 to 1.5 million square feet of GLA, with 108 regional malls over 400,000 square feet. These regional malls contain in the aggregate over 10,000 occupied stores, including over 430 anchors which are mostly national retailers. As of December 31, 1996, regional malls (including specialty retail centers, and retail space in the mixed-use properties) represented 83.7% of the GLA, 79.7% of Owned GLA and 84.9% of total annualized base rent of the Properties.
     Community shopping centers are unenclosed and are generally smaller than regional malls. Most of the 65 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1996, community shopping centers represented 13.4% of the GLA, 15.6% of Owned GLA and 10.1% of the total annualized base rent of the Properties.
     The Operating Partnership also has an interest in three specialty retail centers, four mixed-use properties and one value-oriented super regional mall. The specialty retail centers contain approximately 530,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The four mixed-use properties range in size from approximately 500,000 to 1,025,000 square feet of GLA. Two of these properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. Ontario Mills is the value-oriented super regional mall.
Ontario Mills contains over 1.3 million square feet of GLA, including six anchors, one of which is under construction.
     As of December 31, 1996, approximately 84.7% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use properties was leased and approximately 91.6% of Owned GLA in the community shopping centers was leased.
     Of the 186 Properties, 140 are owned 100% by the Operating Partnership (the "Wholly-Owned Properties") and the remainder are held as joint venture interests (the "Joint Venture Properties"). The Operating Partnership is the managing or co-managing general partner of all but three Joint Venture Property partnerships.
                      Additional Information

     The following table sets forth certain information, as of December 31, 1996, regarding the Properties:

                                      The
                   Ownership        Operating
                   Interest          Partner-
                (Expiration if        ship's
                    Ground          Percentage    Year Built    Total      Anchors/Specialty
  Name/Location    Lease) (1)      Interest (2)  or Acquired     GLA          Anchors
  -------------   -----------       -----------  -----------   --------    -----------------

REGIONAL MALLS

  1. Alton Square       Fee            100.0%      Acquired     545,376    Famous Barr, JCPenney
     Alton, IL                                       1993                  Sears (3)

  2. Amigoland Mall     Fee             100.0     Built 1974    560,297    Beall's, Dillard's, JCPenney
     Brownsville, TX                                                       Montgomery Ward

  3. Anderson Mall      Fee             100.0     Built 1972    633,459    Gallant Belk, JCPenney
     Anderson, SC                                                          Sears, Uptons

  4. Aventura Mall (4)  Fee              33.3     Built 1983    987,294    Bloomingdales (3), JCPenney
     Miami, FL                                                             Lord & Taylor, Macy's, Sears

  5. Avenues, The       Fee              25.0     Built 1990  1,113,346    Dillard's, Gayfers
     Jacksonville, FL                                                      Sears, Parisian, JCPenney

  6. Barton Creek       Fee             100.0     Built 1981  1,375,774    Dillard's (5), Foley's
     Square                                                                JCPenney, Sears
     Austin, TX                                                            Montgomery Ward

  7. Battlefield Mall   Fee and         100.0     Built 1970  1,156,884    Dillard's, Famous Barr
     Springfield, MO    Ground Lease                                       Montgomery Ward, Sears
                        (2056)                                             JCPenney

  8. Bay Park Square    Fee             100.0     Built 1980    641,838    Kohl's, Montgomery Ward
     Green Bay, WI                                                         Shopko, Elder-Beerman

  9. Bergen Mall        Fee and         100.0      Acquired   1,021,198    Value City, Stern's,
     Paramus, NJ        Ground Lease                 1987                  Marshall's, Off 5th-Saks
                        (6) (2061)                                         Fifth Avenue Outlet

 10. Biltmore Square    Fee          (7) 66.7     Built 1989    495,439    Belk, Dillard's, Proffitt's
     Asheville, NC                                                         Goody's

 11. Boynton Beach      Fee             100.0     Built 1985  1,064,298    Burdines, Macy's, Sears
     Mall                                                                  Mervyn's (8)
     Boynton Beach, FL                                                     JCPenney

 12. Broadway Square    Fee             100.0      Acquired     570,775    Dillard's, JCPenney, Sears
     Tyler, TX                                       1994

 13. Brunswick Square   Fee             100.0     Built 1973    736,688    Macy's, JCPenney
     East Brunswick, NJ

 14. Castleton Square   Fee             100.0     Built 1972  1,352,632    LS Ayres, Lazarus,
     Indianapolis, IN                                                      Montgomery Ward
                                                                           JCPenney, Sears
 15. Century III Mall   Fee              50.0     Built 1979  1,287,492    Lazarus, Kaufmann's
     Pittsburgh, PA                                                        JCPenney, Sears, T.J. Maxx
                                                                           Wickes Furniture
 16. Century Mall       Fee             100.0      Acquired     415,138    Burlington Coat Factory
     Merrillville, IN                                1982                  Montgomery Ward

 17. Charles Towne      Fee             100.0     Built 1976    463,311    Montgomery Ward
     Square (11)                                                           Service Merchandise (9)
     Charleston, SC                                                        (10)

 18. Chautauqua Mall    Fee             100.0     Built 1971    420,737    The Bon Ton (3), Sears,
     Lakewood, NY                                                          JCPenney(3), Office Max

 19. Cheltenham Square  Fee             100.0     Built 1981    619,838    Burlington Coat Factory
     Philadelphia, PA                                                      Home Depot, Value City
                                                                           Seaman's Furniture, Shop
                                                                           Rite
 20. Chesapeake Square  Fee and      (7) 75.0     Built 1989    704,463    Proffitt's (8), Belk
     Chesapeake, VA     Ground Lease                                       JCPenney, Sears
                        (2062)                                             Montgomery Ward
 21. Cielo Vista Mall   Fee and         100.0     Built 1974  1,194,468    Dillard's (5), JCPenney
     El Paso, TX        Ground                                             Montgomery Ward
                        Lease (12)                                         Sears
                        (2027)
 22. Circle Centre      Property         14.7     Built 1995    797,040    Nordstrom
     Indianapolis, IN   Lease (2097)                                       Parisian

 23. College Mall       Fee and         100.0     Built 1965    706,175    JCPenney, Lazarus
     Bloomington, IN    Ground                                             L.S. Ayres, Sears, Target
                        Lease (13)
                        (2048)
 24. Columbia Center    Fee             100.0      Acquired     716,864    The Bon Marche, Lamonts
     Kennewick, WA                                   1987                  JCPenney, Sears

 25. Coral Square       Fee              50.0     Built 1984    939,182    Burdines (5), Mervyn's (8)
     Coral Springs, FL                                                     JCPenney, Sears

 26. Cottonwood Mall    Fee             100.0     Built 1996  1,026,956    Dillard's, Foley's,
     Albuquerque, NM                                                       JCPenney, Mervyn's
                                                                           Montgomery Ward
 27. Crossroads Mall    Fee             100.0      Acquired     872,895    Dillard's, Sears
     Omaha, NE                                       1994                  Younkers

 28. Crystal River      Fee             100.0     Built 1990    425,277    Belk Lindsey, Kmart
     Mall                                                                  JCPenney, Sears
     Crystal River, FL

 29. DeSoto Square      Fee             100.0     Built 1973    689,733    Burdines, JCPenney
     Bradenton, FL                                                         Sears, Dillard's

 30. East Towne Mall    Fee             100.0     Built 1984    975,676    Dillard's, JCPenney
     Knoxville, TN                                                         Proffitt's, Sears
                                                                           Service Merchandise
 31. Eastern Hills      Fee             100.0     Built 1971    997,081    Sears, The Bon Ton
     Mall                                                                  JCPenney, Kaufmann's
     Buffalo, NY                                                           Jenss, Waccamaw

 32. Eastgate Consumer  Fee             100.0      Acquired     462,968    Burlington Coat Factory
     Mall                                            1981
     Indianapolis, IN

 33. Eastland Mall      Fee             100.0     Built 1986    702,707    Dillard's, JCPenney
     Tulsa, OK                                                             Service Merchandise
                                                                           Mervyn's,
 34. Florida Mall, The  Fee              50.0     Built 1986  1,119,726    Saks Fifth Avenue
     Orlando, FL                                                           Dillard's (5), Gayfers
                                                                           JCPenney, Sears
 35. Forest Mall        Fee             100.0     Built 1973    481,937    JCPenney, Kohl's
     Fond Du Lac, WI                                                       Younkers, Sears

 36. Forest Village     Fee             100.0     Built 1980    417,322    JCPenney, Kmart
     Park Mall
     Forestville, MD

 37. Fremont Mall       Fee             100.0     Built 1966    211,708    1/2 Price Store, JCPenney
     Fremont, NE

 38. Glen Burnie Mall   Fee             100.0     Built 1963    455,718    Montgomery Ward, Best Buy
     Glen Burnie, MD                                                       Toys "R" Us, Dick's Clothing
                                                                           and Sporting Goods
 39. Golden Ring Mall   Fee             100.0     Built 1974    719,436    Caldor, Hecht's
     Baltimore, MD                                                         Montgomery Ward

 40. Great Lakes Mall   Fee             100.0     Built 1961  1,292,924    Dillard's (5), Kaufmann's
     Cleveland, OH                                                         JCPenney, Sears

 41. Greenwood Park     Fee             100.0      Acquired   1,273,561    JCPenney, Lazarus
      Mall                                           1979                  L.S. Ayres, Sears
     Greenwood, IN                                                         Montgomery Ward
                                                                           Service Merchandise
 42. Gulf View Square   Fee             100.0     Built 1980    809,813    Burdines, Dillard's
     Port Richey, FL                                                       Montgomery Ward
                                                                           JCPenney, Sears
 43. Heritage Park      Fee             100.0     Built 1978    633,902    Dillard's, Sears
     Mall                                                                  Montgomery Ward
     Midwest City, OK                                                      Service Merchandise

 44. Hutchinson Mall    Fee             100.0     Built 1985    525,845    Dillard's, JCPenney
     Hutchinson, KS                                                        Sears, Wal-Mart (14)
                                                                           Service Merchandise
 45. Independence       Fee             100.0      Acquired   1,032,042    The Jones Store Co.
     Center                                          1994                  Dillard's, Sears, (10)
     Independence, MO

 46. Indian River Mall  Fee              50.0     Built 1996    753,705    Burdines, Sears
     Vero Beach, FL                                                        JCPenney, Dillard's

 47. Ingram Park Mall   Fee             100.0     Built 1979  1,134,475    Dillard's (5), Foley's
     San Antonio, TX                                                       JCPenney, Sears, Beall's

 48. Irving Mall        Fee             100.0     Built 1971  1,087,878    Dillard's, Foley's,
     Irving, TX                                                            Marshall's
                                                                           JCPenney, Mervyn's
                                                                           Sears
 49. Jefferson Valley   Fee             100.0     Built 1983    589,762    Macy's, Sears
     Mall                                                                  Service Merchandise
     Yorktown Heights,
     NY

 50. La Plaza           Fee and         100.0     Built 1976    840,448    Dillard's, JCPenney, Beall's
     McAllen, TX        Ground                                             Foley's (3), Sears
                        Lease (6)                                          Service Merchandise
                        (2040)                                             Joe Brand-Lady Brand
 51. Lafayette Square   Fee             100.0     Built 1968  1,220,402    JCPenney, LS Ayres
     Indianapolis, IN                                                      Lazarus, Sears, Waccamaw
                                                                           Montgomery Ward
 52. Lakeland Square    Fee              50.0     Built 1988    901,689    Belk Lindsey, Burdines
     Lakeland, FL                                                          Dillard's, Mervyn's (8)
                                                                           JCPenney, Sears
 53. Lakeline Mall      Fee              50.0     Built 1995  1,102,905    Dillard's, Foley's, Sears
     N. Austin, TX                                                         JCPenney, Mervyn's

 54. Lima Mall          Fee             100.0     Built 1965    752,839    Elder-Beerman, Sears
     Lima, OH                                                              Lazarus, JCPenney

 55. Lincolnwood Town   Fee             100.0     Built 1990    441,169    Carson Pirie Scott
     Center                                                                JCPenney
     Lincolnwood, IL

 56. Longview Mall      Fee             100.0     Built 1978    617,002    Dillard's (5), JCPenney
     Longview, TX                                                          Sears, Wilson's, Beall's

 57. Machesney Park     Fee             100.0     Built 1979    555,863    Kohl's, JCPenney
     Mall                                                                  Bergners, (10)
     Rockford, IL

 58. Mall of the        Fee          (7) 65.0     Built 1991    779,095    Dillard's, JCPenney, Sears
     Mainland                                                              Palais Royal, Foley's
     Galveston, TX

 59. Markland Mall      Ground Lease    100.0     Built 1968    391,394    Lazarus, Sears
     Kokomo, IN         (2041)                                             Target

 60. McCain Mall        Ground          100.0     Built 1973    776,518    Dillard's, JCPenney
     N. Little Rock,    Lease (15)                                         M.M. Cohn, Sears
     AR                 (2032)

 61. Melbourne Square   Fee             100.0     Built 1982    734,177    Belk, Burdines
     Melbourne, FL                                                         Dillard's, Mervyn's (8)
                                                                           JCPenney
 62. Memorial Mall      Fee             100.0     Built 1969    416,273    JCPenney, Kohl's
     Sheboygan, WI                                                         Sears

 63. Miami              Fee              60.0     Built 1982    972,441    Burdines (5), Sears
     International                                                         Mervyn's (8), JCPenney
     Mall
     Miami, FL

 64. Midland Park Mall  Fee             100.0     Built 1980    619,454    Dillard's (5), JCPenney
     Midland, TX                                                           Sears, Beall's

 65. Miller Hill Mall   Fee             100.0     Built 1973    802,038    Glass Block, JCPenney
     Duluth, MN                                                            Montgomery Ward, Sears

 66. Mission Viejo      Fee             100.0     Built 1979    816,815    Macy's, Montgomery Ward
     Mall                                                                  Robinsons - May (5)
     Mission Viejo, CA

 67. Mounds Mall        Ground Lease    100.0     Built 1965    407,423    Elder-Beerman, JCPenney
     Anderson, IN       (2033)                                             Sears

 68. Muncie Mall        Fee             100.0     Built 1970    499,406    JCPenney, L.S. Ayres
     Muncie, IN                                                            Sears, Elder Beerman

 69. North East Mall    Fee             100.0     Built 1971  1,141,585    Dillard's (5), JCPenney
     Hurst, TX                                                             Montgomery Ward, Sears

 70. North Towne        Fee             100.0     Built 1980    750,882    Elder-Beerman, Lion
     Square                                                                Montgomery Ward
     Toledo, OH

 71. Northfield Square  Fee          (7) 31.6     Built 1990    533,162    Sears, Carson Pirie Scott
     Bradley, IL                                                           JCPenney, Venture

 72. Northgate          Fee             100.0      Acquired   1,102,260    The Bon Marche, Lamonts
     Mall                                            1987          (16)    Nordstrom, JCPenney
     Seattle, WA

 73. Northwoods Mall    Fee             100.0      Acquired     666,748    Famous Barr, JCPenney
     Peoria, IL                                      1983                  Montgomery Ward

 74. Orange Park Mall   Fee             100.0      Acquired     829,559    Dillard's, Gayfer's
     Jacksonville, FL                                1994                  JCPenney, Sears

 75. Paddock Mall       Fee             100.0     Built 1980    568,082    Belk, Burdines
     Ocala, FL                                                             JCPenney, Sears

 76. Palm Beach Mall    Fee              50.0     Built 1967  1,200,800    JCPenney, Sears
     West Palm Beach,                                                      Lord & Taylor
     FL                                                                    Mervyn's (8), Burdines

 77. Port Charlotte     Fee          (7) 80.0     Built 1989    715,820    Burdines, Dillard's
      Town Center                                                          Montgomery Ward
     Port Charlotte,                                                       JCPenney, Sears
     FL

 78. Prien Lake Mall    Fee and         100.0     Built 1972    467,230    JCPenney
     Lake Charles, LA   Ground                                             Montgomery Ward
                        Lease (6)                                          The White House
                        (2025)
 79. Raleigh Springs    Fee and         100.0     Built 1979    907,826    Dillard's, Goldsmith's
     Mall               Ground                                             JCPenney, Sears
     Memphis, TN        Lease (6)
                        (2018)
 80. Randall Park Mall  Fee             100.0     Built 1976  1,522,536    Dillard's, Kaufmann's
     Cleveland, OH                                                         JCPenney, Sears
                                                                           Burlington Coat Factory
 81. Richardson Square  Fee             100.0     Built 1977    863,619    Dillard's, Sears
     Dallas, TX                                                            Montgomery Ward

 82. Richmond Mall      Fee             100.0     Built 1966    873,619    JCPenney, Sears
     Cleveland, OH

 83. Richmond Square    Fee             100.0     Built 1966    318,663    Dillard's (3), JCPenney
     Richmond, IN                                                          Sears, Office Max

 84. Rolling Oaks Mall  Fee              49.9     Built 1988    758,834    Dillard's, Foley's
     North San                                                             Sears
     Antonio, TX

 85. Ross Park Mall     Fee          (7) 89.0     Built 1986  1,273,553    Lazarus, JCPenney
     Pittsburgh, PA                                                        Kaufmann's, Sears
                                                                           Service Merchandise
 86. St. Charles Towne  Fee             100.0     Built 1990    961,698    Hecht's, JCPenney,
     Center                                                                Kohl's (3), Sears
     Waldorf, MD                                                           Montgomery Ward,

 87. Seminole Towne     Fee              45.0     Built 1995  1,138,893    Burdines, Dillard's
      Center                                                               JCPenney, Parisian, Sears
     Sanford, FL

 88. Smith Haven Mall   Fee              25.0      Acquired   1,340,472    Sterns, Macy's
     Lake Grove, NY                                  1995                  Sears, JCPenney (3)

 89. South Park Mall    Fee             100.0     Built 1975    858,891    Burlington Coat Factory
     Shreveport, LA                                                        Dillard's, JCPenney
                                                                           Montgomery Ward
                                                                           Stage
 90. Southtown Mall     Fee             100.0     Built 1969    858,196    Kohl's, JCPenney, L.S. Ayres
     Ft. Wayne, IN                                                         Sears, Service Merchandise

 91. Southern Park      Fee             100.0     Built 1970  1,200,480    Dillard's, Kaufmann's
     Mall                                                                  JCPenney, Sears
     Youngstown, OH

 92. Southgate Mall     Fee             100.0      Acquired     321,343    Albertson's (14), Sears
     Yuma, AZ                                        1988                  Dillard's, JCPenney

 93. Summit Mall        Fee             100.0     Built 1965    717,868    Kaufmann's, Dillard's
     Akron, OH                                                             (10)

 94. Sunland Park Mall  Fee             100.0     Built 1988    921,001    JCPenney, Mervyn's, Sears,
     El Paso, TX                                                           Dillard's
                                                                           Montgomery Ward
 95. Tacoma Mall        Fee             100.0      Acquired   1,282,240    The Bon Marche, Sears
     Tacoma, WA                                      1987                  Nordstrom, JCPenney
                                                                           Mervyn's
 96. Tippecanoe Mall    Fee             100.0     Built 1973    866,727    Kohl's, Lazarus, Sears
     Lafayette, IN                                                         L.S. Ayres, JCPenney

 97. Towne East Square  Fee             100.0     Built 1975  1,151,119    Dillard's, JCPenney
     Wichita, KS                                                           Sears, Service Merchandise

 98. Towne West Square  Fee             100.0     Built 1980    937,959    Dillard's, Sears, JCPenney
     Wichita, KS                                                           Montgomery Ward
                                                                           Service Merchandise
 99. Treasure Coast     Fee             100.0     Built 1987    884,630    Burdines, Dillard's, Sears
     Square                                                                Mervyn's (8), JCPenney
     Stuart, FL

100. Tyrone Square      Fee             100.0     Built 1972  1,092,599    Burdines, Dillard's
     St. Petersburg,                                                       JCPenney, Sears
     FL

101. University Mall    Ground          100.0     Built 1967    565,431    JCPenney, M.M. Cohn
     Little Rock, AR    Lease (17)                                         Montgomery Ward
                        (2026)
102. University Mall    Fee             100.0      Acquired     712,170    McRae's, JCPenney
     Pensacola, FL                                   1994                  Sears

103. University Park    Fee              60.0     Built 1979    940,692    LS Ayres, Hudson's
     Mall                                                                  JCPenney, Sears
     South Bend, IN                                                        Marshall Fields

104. Upper Valley Mall  Fee             100.0     Built 1971    750,704    Lazarus, JCPenney
     Springfield, OH                                                       Sears, Elder-Beerman

105. Valle Vista Mall   Fee             100.0     Built 1983    647,078    Dillard's, Mervyn's,
     Harlingen, TX                                                         Sears, JCPenney, Marshalls,
                                                                           Beall's
106. Virginia Center    Fee          (7) 70.0     Built 1991    788,481    Proffitt's (8), Hecht's
      Commons (4)                                                          Leggett, JCPenney
     Richmond, VA                                                          Sears

107. Washington Square  Fee             100.0     Built 1974  1,178,457    L.S. Ayres, Lazarus
     Indianapolis, IN                                                      Montgomery Ward
                                                                           JCPenney, Sears
108. West Ridge Mall    Fee             100.0     Built 1988  1,041,624    Dillard's, JCPenney
     Topeka, KS (18)                                                       Jones, Sears
                                                                            Montgomery Ward

109. West Town Mall     Fee and           2.0      Acquired   1,262,386    JCPenney, Sears, Parisian
     Knoxville, TN      Ground                       1991                  Proffitt's., Dillard's
                        Lease (6)
                        (2042)
110. White Oaks Mall    Fee              77.0     Built 1977    903,581    Bergner's, Famous Barr
     Springfield, IL                                                       Montgomery Ward, Sears

111. Wichita Mall       Ground Lease    100.0     Built 1969    379,461    Office Max
     Wichita, KS        (2022)                                             Montgomery Ward

112. Windsor Park Mall  Fee             100.0     Built 1976  1,095,093    Dillard's (5), JCPenney
     San Antonio, TX                                                       Mervyn's, Beall's
                                                                           Montgomery Ward
113. Woodville Mall     Fee             100.0     Built 1969    794,325    Andersons, Sears
     Toledo, OH                                                            Elder-Beerman, (10)

VALUE-ORIENTED SUPER-REGIONAL MALL
  1. Ontario Mills (4)  Fee              25.0     Built 1996  1,332,030    AMC Theatres, JCPenney
     Ontario, CA                                                           Burlington Coat Factory
                                                                           Marshall's, Sports Authority
                                                                           Dave & Busters (3)
                                                                           Group USA, IWERKS (3)
                                                                           American Wilderness
                                                                           Experience (3), T.J. Maxx
                                                                           Foozles, Totally for Kids
                                                                           Bed, Bath & Beyond
                                                                           Bernini - Off Rodeo
                                                                           Mikasa, Virgin Megastore
                                                                           SEGA GameWorks (3)
                                                                           Off 5th-Saks Fifth Avenue
                                                                            Outlet


SPECIALTY RETAIL CENTERS
  1. Forum Shops at     Ground Lease     60.0     Built 1992    242,031
       Caesars, The     (2067)
     Las Vegas, NV

  2. Tower Shops        Space Lease      50.0     Built 1996     61,280
     Las Vegas, NV      (2051)

  3. Trolley Square     Fee and          90.0      Acquired     225,813
     Salt Lake City,    Ground                       1986
     UT                 Lease (19)



MIXED-USE PROPERTIES
  1. Fashion Centre at  Fee              21.0     Built 1989    988,524    Macy's
     Pentagon City,                                                (20)    Nordstrom
     The
     Arlington, VA

  2. New Orleans        Fee and         100.0      Built 1988 1,024,344    Macy's
      Centre/CNG Tower  Ground Lease                               (21)    Lord & Taylor
     New Orleans, LA    (2084)

  3. O'Hare             Fee             100.0     Built 1988    495,935
     International                                                 (22)
      Center
     Rosemont, IL

  4. Riverway           Fee             100.0      Acquired     820,129
     Rosemont, IL                                    1991          (23)


COMMUNITY SHOPPING CENTERS

  1. Arvada Plaza       Ground Lease   100.0%     Built 1966     98,242    King Soopers
     Arvada, CO         (2058)

  2. Aurora Plaza       Ground Lease    100.0     Built 1965    150,189    King Soopers,
     Aurora, CO         (2058)                                             MacFrugel's Bargains
                                                                           Super Saver Cinema
  3. Bloomingdale       Fee             100.0     Built 1987    598,570    Builders Square, T.J. Maxx
      Court                                                                Cineplex Odeon
     Bloomingdale, IL                                                      Frank's Nursery, Marshalls
                                                                           Office Max, Wal-Mart, (10)
                                                                           Service Merchandise,
  4. Boardman Plaza     Fee             100.0     Built 1951    651,257    Burlington Coat Factory
     Youngstown, OH                                                        Giant Eagle, T.J. Maxx
                                                                           Reyers Outlet, Hills, (10)
  5. Bridgeview Court   Fee             100.0     Built 1988    280,299    Omni, Venture
     Bridgeview, IL

  6. Brightwood Plaza   Fee             100.0     Built 1965     41,893    _
     Indianapolis, IN

  7. Bristol Plaza      Ground Lease    100.0     Built 1965    116,754    (10)
     Bristol, VA        (2029)

  8. Buffalo Grove      Fee              92.5     Built 1988    134,131    Buffalo Grove Theatres
     Towne Center
     Buffalo Grove, IL

  9. Celina Plaza       Fee and         100.0     Built 1978     32,622    General Cinema
     El Paso, TX        Ground
                        Lease (24)
                        (2027)
 10. Chesapeake Center  Fee             100.0     Built 1989    305,904    Movies 10, Phar Mor
     Chesapeake, VA                                                        K-Mart, Service Merchandise

 11. Cobblestone Court  Fee and          35.0     Built 1993    261,165    Dick's Sporting Goods
     Victor, NY         Ground                                             Kmart, Office Max
                        Lease (13)
                        (2038)
 12. Cohoes Commons     Fee and         100.0     Built 1984    262,964    Bryant & Stratton
     Rochester, NY      Ground                                              Business Institute
                        Lease (6)                                          Lechmere's, Xerox
                        (2032)
 13. Countryside Plaza  Fee and         100.0     Built 1977    435,543    Best Buy, Builders Square
     Countryside, IL    Ground                                             Old Country Buffet
                        Lease (13)                                         Venture, (10)
                        (2058)
 14. Crystal Court      Fee              35.0     Built 1989    284,741    Cub Foods, Wal-Mart
     Crystal Lake, IL                                                      Service Merchandise, (10)

 15. East Towne         Fee             100.0     Built 1987    180,355    Electric Avenue & More
     Commons
     Knoxville, TN

 16. Eastland Plaza     Fee             100.0     Built 1986    188,154    Marshalls, Target
     Tulsa, OK                                                             Toys "R" Us

 17. Fairfax Court      Ground Lease     26.3     Built 1992    249,285    Circuit City Superstore
     Fairfax, VA        (2052)                                             Montgomery Ward
                                                                           Today's Man
 18. Forest Plaza       Fee             100.0     Built 1985    413,816    Builders Square, Kohl's
     Rockford, IL                                                          Marshalls, Michaels
                                                                           Office Max, T.J. Maxx
 19. Fox River Plaza    Fee             100.0     Built 1985    324,786    Builders Square, Venture
     Elgin, IL                                                             Michaels (25)
                                                                           Service Merchandise, (10)
 20. Gaitway Plaza      Fee              23.3     Built 1989    229,909    Books-A-Million
     Ocala, FL                                                             Montgomery Ward
                                                                           Office Depot, T.J. Maxx
 21. Great Lakes Plaza  Fee             100.0     Built 1976    163,920    Handy Andy, Circuit City
      Cleveland, OH

 22. Great Northeast    Fee              50.0      Acquired     298,242    Sears, Phar Mor
      Plaza                                          1989
     Philadelphia, PA

 23. Greenwood Plus     Fee             100.0     Built 1979    188,480    Best Buy, Cinema I-IV
     Greenwood, IN                                                         Kohl's

 24. Griffith Park      Ground Lease    100.0     Built 1979    274,230    General Cinema
     Plaza              (2060)                                             Venture
     Griffith, IN

 25. Grove at Lakeland  Fee             100.0     Built 1988    215,591    Lakeland Square 10
      Square, The                                                          Sports Authority
     Lakeland, FL                                                          Wal-Mart

 26. Hammond Square     Space Lease     100.0     Built 1974     87,705    _
     Sandy Springs, GA  (2011)

 27. Highland Lakes     Fee             100.0     Built 1991    477,324    Goodings, Marshalls
      Center                                                               Ross Dress for Less,
     Orlando, FL                                                           Movies 10, Service
                                                                            Merchandise
                                                                           Office Max, Target, (10)
 28. Ingram Plaza       Fee             100.0     Built 1980    111,518    _
     San Antonio, TX

 29. Lake Plaza         Fee             100.0     Built 1986    218,208    Builders Square (9)
     Waukegan, IL                                                          Venture

 30. Lake View Plaza    Fee             100.0     Built 1986    388,318    Best Buy (26), Ultra 3 (26)
     Orland Park, IL                                                       Linens-N-Things (26)
                                                                           Marshalls, Michaels (25)
                                                                           Omni, Pet Care Plus (26)
                                                                           Service Merchandise, (10)
 31. Lima Center        Fee             100.0     Built 1978    193,279    Regal Cinema, Hills
     Lima, OH                                                              Service Merchandise

 32. Lincoln Crossing   Fee             100.0     Built 1990    161,337    PetsMart, Wal-Mart
     O'Fallon, IL

 33. Mainland Crossing  Fee          (7) 80.0     Built 1991    390,986    Sam's Club, Wal-Mart
     Galveston, TX                                                         (10)

 34. Maplewood Square   Fee             100.0     Built 1970    130,780    Bag `N Save
     Omaha, NE

 35. Markland Plaza     Fee             100.0     Built 1974    108,296    Service Merchandise
     Kokomo, IN

 36. Martinsville       Space Lease     100.0     Built 1967    102,162    Rose's
     Plaza              (2036)
     Martinsville, VA

 37. Marwood Plaza      Fee             100.0     Built 1962    105,785    Kroger
     Indianapolis, IN

 38. Matteson Plaza     Fee             100.0     Built 1988    275,455    Dominick's, Michael's
     Matteson, IL                                                          Kmart, Service Merchandise

 39. Memorial Plaza     Fee             100.0     Built 1966    129,202    Marcus Theatre
     Sheboygan, WI                                                         (10)

 40. Mounds Mall        Fee             100.0     Built 1974      7,500    Kerasotes Theater
     Cinema
     Anderson, IN

 41. New Castle Plaza   Fee             100.0     Built 1966     91,648    Goody's
     New Castle, IN

 42. North Ridge Plaza  Fee             100.0     Built 1985    323,672    Builders Square (27)
     Joliet, IL                                                            Office Max
                                                                           Service Merchandise
 43. North Riverside    Fee             100.0     Built 1977    119,608    _
     Park Plaza
     North Riverside,
     IL

 44. Northland Plaza    Fee and         100.0     Built 1988    205,688    Marshalls, Phar-Mor
     Columbus, OH       Ground                                             Service Merchandise
                        Lease (6)
                        (2085)
 45. Northwood Plaza    Fee             100.0     Built 1974    211,840    Regal Cinema
     Fort Wayne, IN                                                        Target

 46. Park Plaza         Fee and         100.0     Built 1968    114,042    Wal-Mart (9)
     Hopkinsville, KY   Ground
                        Lease (6)
                        (2039)
 47. Plaza at Buckland  Fee              35.0     Built 1993    336,534    Toys "R" Us, Kids "R" Us
     Hills, The                                                            Service Merchandise
     Manchester, CT                                                        Lechmere, Comp USA
                                                                           Linens-N-Things
                                                                           Filene's Basement
 48. Regency Plaza      Fee             100.0     Built 1988    277,521    Sam's Wholesale
     St. Charles, MO                                                       Wal-Mart

 49. Ridgewood Court    Fee              35.0     Built 1993    240,843    Campo Electronics
     Jackson, MS                                                           Home Quarters, T.J. Maxx
                                                                           Service Merchandise

 50. Royal Eagle Plaza  Fee              35.0     Built 1989    203,140    Kmart
     Coral Springs, FL                                                     Luxury Linens

 51. St. Charles Towne  Fee             100.0     Built 1987    435,162    Ames, Hechinger
     Plaza                                                                 Jo Ann Fabrics
     Waldorf, MD                                                           People's, T.J. Maxx
                                                                           Service Merchandise
                                                                           Shoppers Food Warehouse
 52. Teal Plaza         Fee and         100.0     Built 1962    110,751    Hobby-Lobby
     Lafayette, IN      Ground Lease                                       (10)
                        (2007) (6)
 53. Terrace at The     Fee             100.0     Built 1989    332,980    J. Byrons, Marshalls
     Florida Mall                                                          Service Merchandise
     Orlando, FL                                                           Target, Waccamaw

 54. Tippecanoe Plaza   Fee             100.0     Built 1974     95,898    Barnes & Noble Bookseller
     Lafayette, IN                                                         Service Merchandise

 55. University Center  Fee              60.0     Built 1980    150,533    Best Buy, Michaels
     South Bend, IN                                                        Service Merchandise

 56. Village Park       Fee              35.0     Built 1990    503,052    Frank's Nursery, Gaylan's
     Plaza                                                                 Jo-Ann Fabrics, Kohl's
     Westfield, IN                                                         Marsh, Regal Cinemas
                                                                           Wal-Mart
 57. Wabash Village     Ground Lease    100.0     Built 1970    124,748    Kmart
     West Lafayette,    (2063)
     IN

 58. Washington Plaza   Fee          (7) 85.0     Built 1976     50,302    Kids "R" Us
     Indianapolis, IN

 59. West Ridge Plaza   Fee             100.0     Built 1988    237,650    Magic Forest, Target
     Topeka, KS                                                            TJ Maxx, Toys "R" Us

 60. West Town Corners  Fee              23.3     Built 1989    384,454    PetsMart, Wal-Mart
     Altamonte                                                             Service Merchandise
     Springs, FL                                                           Sports Authority, Xtra

 61. Westland Park      Fee              23.3     Built 1989    163,154    Burlington Coat Factory
     Plaza                                                                 PetsMart, Sports Authority
     Orange Park, FL

 62. White Oaks Plaza   Fee             100.0     Built 1986    389,063    Cub Foods, Kids "R" Us
     Springfield, IL                                                       Kohl's, Office Max
                                                                           T.J. Maxx, Toys "R" Us
 63. Willow Knolls      Fee              35.0     Built 1990    372,741    Kohl's, Phar-Mor
     Court                                                                 Sam's Wholesale Club
     Peoria, IL                                                            Willow Knolls Theaters 14

 64. Wood Plaza         Ground Lease    100.0     Built 1968     87,643    Country General
     Fort Dodge, IA     (2045)

 65. Yards Plaza, The   Fee              35.0     Built 1990    273,292    Burlington Coat Factory
     Chicago, IL                                                           Omni Superstore
                                                                           Montgomery Ward


PROPERTIES UNDER CONSTRUCTION
  1. Arizona Mills      Fee              25.0        (28)     1,230,000    Burlington Coat Factory
     Tempe, AZ                                                             Harkins Theater, Mikasa
                                                                           Oshman's Supersport
                                                                           Off 5th- Saks Fifth Avenue
                                                                            Outlet, JCPenney Outlet
                                                                           Mikasa, Rainforest Cafe
                                                                           SEGA GameWorks, Hi Health,
                                                                           Linens `N Things
  2. Grapevine Mills    Fee              37.5        (28)     1,480,000    Books-A-Million
     Grapevine                                                             Burlington Coat Factory
     (Dallas/Ft.                                                           Off 5th- Saks Fifth Avenue
     Worth), TX                                                             Outlet, JCPenney Outlet
                                                                           Rainforest Cafe, Group USA
                                                                           Bed, Bath & Beyond
                                                                           AMC Theatres, SEGA GameWorks
                                                                           American Wilderness
  3. Indian River       Fee              50.0        (29)       265,000    HomePlace, Lowe's
     Commons                                                               Office Max
     Vero Beach, FL                                                        Service Merchandise
  4. The Mall at the    Fee              50.0        (30)       730,000    Fortunoff, Nordstrom Rack
     Source                                                                Circuit City, Just for Feet
     Long Island, NY                                                       Off 5th- Saks Fifth Avenue
                                                                           Cheesecake Factory
                                                                           Old Navy, Loehmann's
                                                                           Bertolini's, Virgin
                                                                           Megastore
  5. The Shops at       Fee              75.0        (31)       500,000    Nike Town, AMC Theatres
     Sunset Place,                                                         Virgin Megastore
     Miami, FL                                                             Z Gallerie, IMAX Theatre
                                                                           Barnes & Noble, Twin Palms

___________

 (1) The date listed is the expiration date of the last renewal option available to the Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.
 (2) The Operating Partnership's interests in some Joint Venture Properties are subject to preferences on distributions in favor of other partners.
 (3) Indicates anchor is currently under construction.
 (4) This property is managed by a third party.
 (5) This retailer operates two stores at this property.
 (6) Indicates  ground  lease covers less than 15% of  the  acreage  of  this property.
 (7) The Operating Partnership receives substantially all of the economic benefit of these properties.
 (8) Indicates retailer location is currently under contract to be sold to Dillard's.
 (9) Indicates anchor has closed, but is still obligated under lease agreement to pay rent.
(10) Includes an anchor space currently vacant.
(11) The Operating Partnership intends to demolish this mall and rebuild a community center and a cinema on the land during 1997.
(12) Indicates two ground leases which taken together, cover less than 50% of the acreage of the property.
(13) Indicates ground lease covers less than 50% of the acreage of the property.
(14) Indicates this anchor is currently subleasing the space to other retailers.
(15) Indicates ground lease covers all of the property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 69,876 square feet of office space.
(17) Indicates one ground lease covers substantially all of the property and a second ground lease covers the remainder.
(18) Includes outlots in which the Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the property.
(19) Indicates a ground lease covers a pedestrian walkway and steps at this property. The Operating Partnership, as ground lessee, has the right to successive five-year renewal options, except if the lessor, a public agency, determines that public right-of-way needs necessitate the locality's use of the ground lease property.
(20) Primarily retail space with approximately 167,150 square feet of office space.
(21) Primarily retail space with 487,425 square feet of office space.
(22) Primarily office space with approximately 12,800 square feet of retail space.
(23) Primarily office space with approximately 24,300 square feet of retail space.
(24) Indicates ground lease covers outparcel.
(25) Indicates anchor closed prior to December 31, 1996, but was still under lease until January 31, 1997.
(26) Subleased from TJX Companies.
(27) Lease was terminated subsequent to December 31, 1996 and is currently vacant.
(28) Scheduled to open during the fall of 1997.
(29) This property is scheduled to open during March 1997.
(30) Scheduled to open during the summer of 1997.
(31) Scheduled to open during 1998.



     Land Held for Development

     The Operating Partnership has direct or indirect ownership interests in six parcels of land held for development, containing an aggregate of approximately 367 acres located in five states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the Operating Partnership's significant base of commercially zoned land, together with the Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.
     The following table describes the acreage and intended use of the parcels of undeveloped land in which the Operating Partnership has an ownership interest, as well as the ownership percentage of the Operating Partnership's interest in each parcel:

                                             Ownership
               Location           Acreage    Interest (1)
               --------------     -------    ------------
               Duluth, MN            11.17       100%
               Lafayette, IN         22.87       100%
               Little Rock, AR       97.00        50%
               Mt. Juliet, TN       109.26       100%
               Muncie, IN            33.20       100%
               Bowie, MD             93.74       100%
                                   -------
                                    367.24
                                   =======

     (1) The Operating Partnership has a direct ownership interest in each parcel except Duluth, MN; Mt. Juliet, TN and Muncie, IN. The Operating Partnership has the option to acquire those parcels from the Management Company.

     The Management Company has granted options to the Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in three parcels of land held for development, as indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties from their acquisition by the Management Company to the exercise date of the option. The Management Company may not sell its interest in any parcel subject to option through December 1998 without the consent of the Operating Partnership. After such period, if the Management Company notifies the Operating Partnership that it desires to sell its interest in a parcel, the Operating Partnership has 30 days to exercise its option, after which time the option expires as to such parcel. If the Operating Partnership does not exercise its option and the Management Company has not sold the parcel within one year from such notice, the Management Company must again give the Operating Partnership the right to purchase the Management Company's interest in such parcel before it sells its interest by giving the Operating Partnership notice of such intent to sell, following which notice the Operating Partnership again has 30 days to elect to purchase the Management Company's interest at a price calculated as described above.
     The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for one dollar in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof (the "Advances"). The Management Company has granted to the Operating Partnership the option to acquire (i) the Simons' partnership interest(s) and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for one dollar plus the amount of all Advances plus the amount of the outstanding secured and unsecured debt.
     Joint Ventures

     The Operating Partnership is a joint venture partner with a major pension fund in twelve existing community shopping centers and two regional mall (Seminole Towne Center and The Avenues). With certain exceptions, such pension fund has a right of first refusal subject to certain conditions to enter into joint ventures with the Operating Partnership for the development of future power centers.
     The Operating Partnership has also entered into an agreement which gives the outside partner the right to sell its ownership interest in Rolling Oaks Mall to the Operating Partnership in exchange for Units of the Operating Partnership based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002.

     Mortgage Financing on Properties

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain of the Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $506.4 million.
                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                            (Dollars in thousands)

                                           Face         Annual      Maturity
                              Interest    Amount         Debt
      Property Name             Rate    @ 12/31/96     Service        Date

Consolidated Properties:

Anderson Mall  (1)           6.74%         $19,000       $1,281 (2)   12/15/03
Barton Creek Square          8.10%          63,549        5,867       12/30/99
Battlefield Mall             7.50%          50,724        4,765       06/01/03
Biltmore Square              7.15%          28,265        2,795       01/01/01
Bloomingdale Court  (3)      8.75%          29,009        2,538 (2)   12/01/00
Chesapeake Centre            8.44%           6,563          554 (2)   05/15/15
Chesapeake Square            7.28%          52,576        4,882       01/01/01
Cielo Vista Mall  (4)        9.25% (5)      56,329        5,665       05/01/07
Cielo Vista Mall             8.13%           2,323          376       07/01/04
College Mall  (6)            7.00%          43,429        3,563       07/01/04
Columbia Center              7.62%          43,369        3,789       03/15/02
Crossroads Mall              7.75%          41,440        3,212 (2)   07/31/02
Crystal River                   - (7)       16,000            - (2)   01/01/01
                                  (8)
Eastgate Consumer Mall          - (9)       25,429            - (2)   12/31/98
East Towne Mall                 - (10)      55,000            - (2)   09/29/98
Eastland Mall                   - (9)       30,000            - (2)   11/01/97
Forest Mall  (12)            6.74%          12,800          863 (2)   12/15/03
Forest Plaza  (3)            8.75%          16,904        1,518 (2)   12/01/00
Forest Village Park  (1)     6.16%          20,600        1,269 (2)   12/15/03
Fox River Plaza  (3)         8.75%          12,654        1,107 (2)   12/01/00
Golden Ring Mall  (12)       6.74%          29,750        2,005 (2)   12/15/03
Great Lakes Mall             6.74%          54,137        4,354       03/15/01
Great Lakes Mall             7.07%           8,719          724       03/15/01
Greenwood Park Mall  (6)     7.00%          36,374        2,984       07/01/04
Grove at Lakeland Square     8.44%           3,750          317 (2)   05/15/15
Gulf View Square             8.25%          38,600        3,185 (11)  10/01/06
Highland Lakes Plaza             -(8)       14,377            - (2)   03/31/02
                                  (9)
Hutchinson Mall  (12)        8.44%          11,523          973 (2)   10/01/02
Ingram Park Mall             8.10%          49,107        4,533       12/01/99
Ingram Park Mall             9.63%           7,000          674 (2)   11/01/99
Irving Mall  (4)             9.25% (5)      43,375        4,363       05/01/07
Jefferson Valley Mall            - (13)     50,000            - (2)   01/12/00
La Plaza Mall                8.25%          50,526        4,677       12/30/99
Lake View Plaza  (3)         8.75%          22,169        1,940 (2)   12/01/00
Lima Mall                    7.12%          19,412        1,619       03/15/02
Lincoln Crossing  (3)        8.75%             997           87 (2)   12/01/00
Lincolnwood Town Center          - (14)     63,000            - (2)   01/31/98
Longview Mall  (1)           6.16%          22,100        1,361 (2)   12/15/03
Mainland Crossing                -(8)        2,226            - (2)   03/31/02
                                  (9)
Mainland Peripheral              -(7)        1,290            - (2)   12/31/01
                                  (8)
Mall of the Mainland             -(7)       40,706            - (2)   03/31/02
                                  (8)
Markland Mall  (12)          6.74%          10,000          675 (2)   12/15/03
Matteson Plaza  (3)          8.75%          11,159          976 (2)   12/01/00
McCain Mall  (4)             9.25% (5)      26,304        2,646       05/01/07
Melbourne Square             7.42%          40,214        3,374       02/01/05
Miami International          6.91%          47,500        3,267       12/21/03
Midland Park Mall  (12)      6.31%          22,500        1,420 (2)   12/15/03
Miller Hill Mall  (12)       6.74%          34,500        2,325 (2)   12/15/03
Muncie Mall  (12)            6.74%          24,000        1,618 (2)   12/15/03
Muncie Mall  (12)            6.99%          20,000        1,398       12/15/03
North East Mall             10.00%          22,442        2,475       09/01/00
North Riverside Park
Plaza                        9.38%           4,117          452       09/01/02
North Riverside Park
Plaza                       10.00%           3,668          420       09/01/02
North Towne Square  (12)     6.31%          23,500        1,483 (2)   12/15/03
Northgate Mall               7.62%          80,983        7,075       03/15/02
O'Hare International
Center                       7.50% (15)     27,500        2,063       12/31/13
Paddock Mall                 8.25%          30,700        2,873 (11)  10/01/06
Port Charlotte               7.28%          46,548        3,857       01/01/01
Randall Park                 9.25%          34,269        4,338       01/01/11
Regency Plaza  (3)           8.75%           1,878          164 (2)   12/01/00
Riverway                         - (16)     85,571            - (2)   12/31/98
Riverway                         - (16)     45,879            - (2)   12/31/98
Ross Park Mall               6.14%          60,000        3,684       08/15/98
South Park Mall  (1)         7.25%          24,748        1,791 (2)   06/15/03
St. Charles Towne
 Plaza (3)                   8.75%          30,887        2,703 (2)   12/01/00
Sunland Park Mall            8.63% (5)      40,149        3,773       01/01/26
Tacoma Mall                  7.62%          94,752        8,278       03/15/02
Terrace at The Florida       8.44%           4,688          396       05/15/15
Mall
The Forum Shops at               - (17)    100,000            - (2)   02/23/00
Caesars
The Forum Shops at               - (18)     22,716            - (2)   02/23/00
Caesars
Tippecanoe Mall (6)          8.45%          47,556        4,647       07/01/04
Towne East Square  (6)       7.00%          57,419        4,711       07/01/04
Towne West Square  (1)       6.16%          40,250        2,479 (2)   12/15/03
Treasure Coast Square        7.42%          54,581        4,571 (2)   01/01/06
Trolley Square               5.81%          19,000        1,104(2)(19)07/23/00
Trolley Square                   - (9)       3,500            - (2)   07/23/00
Trolley Square                   - (9)       4,641            - (2)   07/23/00
University Park Mall         7.43%          59,500        4,421 (2)   10/01/07
Valle Vista Mall  (4)        9.25% (5)      34,837        3,504       05/01/07
West Ridge Mall              8.00%          50,005        4,529       06/01/99
West Ridge Plaza  (3)        8.75%           4,612          404 (2)   12/01/00
White Oaks Mall              7.70%          16,500        1,271 (2)   03/01/98
White Oaks Plaza  (3)        8.75%          12,345        1,080 (2)   12/01/00
Windsor Park Mall            8.00%           8,951          811       05/01/12
Windsor Park Mall            8.00%           6,009          544       06/01/00
DRC Securitized Debt -
Fixed                        8.12% (20)    366,346       30,698       03/01/01
DRC Securitized Debt -
Floating                         - (21)     87,200            - (2)   03/01/01
Total Pledged Property
Indebtedness                             3,089,525

Simon DeBartolo
 Group, L.P.:
Unsecured Revolving
Credit Facility                  - (22)    230,000            - (2)   09/27/99
Unsecured Notes              6.88%         250,000       17,200       11/15/06
Putable Asset Trust
Securities                   6.75% (8)     100,000        6,750       11/15/03
                                        ----------
   Total Indebtedness-
Consolidated (23)                       $3,669,525
                                        ==========
Joint Venture Properties:

Aventura Mall                    - (24)    100,000            - (2)   08/08/98
Aventura Mall                    - (25)      6,700            -       01/07/97
Aventura Mall                7.00%           2,500          175 (2)   05/01/97
Aventura Mall                    - (26)      3,563            - (2)   03/01/97
The Avenues                  8.36%          59,051        5,552       05/15/03
Century III Mall             7.00%             519          541       12/01/97
Century III Mall             6.78%          66,000        4,475 (2)   07/01/03
Circle Centre                    - (27)     60,000            - (2)   12/05/03
Cobblestone Court  (28)      7.22%           6,180          446 (2)   11/30/05
Coral Square                 7.40%          53,300        3,944       12/01/00
Crystal Court  (28)          7.22%           3,570          258 (2)   11/30/05
Fairfax Court  (28)          7.22%          10,320          745 (2)   11/30/05
Florida Mall                     - (29)     75,000            - (2)   12/01/98
Gaitway Plaza  (28)          7.22%           7,350          531 (2)   11/30/05
Great Northeast Plaza        9.04%          17,940        1,744       06/01/06
Indian River Mall                - (14)     37,723            - (2)   03/29/99
Lakeline Mall                    - (30)     68,515            - (2)   05/16/99
Lakeland Square              7.26%          53,300        3,870 (2)   12/22/03
Northfield Square            9.50%          24,596        2,575       04/01/00
Ontario Mills                    - (31)     77,637            - (2)   05/07/99
Palm Beach Mall              8.21%          52,179        5,072       12/15/02
Ridgewood Court  (28)        7.22%           7,980          576 (2)   11/30/05
Royal Eagle Plaza  (28)      7.22%           7,920          572 (2)   11/30/05
Seminole Towne Center        6.88%          70,500        4,850 (2)   12/27/05
Smith Haven Mall             7.86%         115,000        9,039       06/01/06
The Tower Shops                  - (7)      15,749            - (2)   03/13/99
The Plaza At Buckland
Hills (28)                   7.22%          17,680        1,276 (2)   11/30/05
The Source                       - (32)     62,032            -       07/16/01
The Yards Plaza  (28)        7.22%           8,270          597 (2)   11/30/05
Village Park Plaza  (28)     7.22%           8,960          647 (2)   11/30/05
West Town Corners  (28)      7.22%          10,330          746 (2)   11/30/05
Westland Park Plaza (28)     7.22%           4,950          357 (2)   11/30/05
Willow Knolls Court (28)     7.22%           6,490          469 (2)   11/30/05
                                        ----------
   Total Indebtedness-Equity(33)        $1,121,804
                                        ==========


 (1) Loans secured by these five properties are cross-collateralized and cross-defaulted. The aggregate principal amount of the loans is $126,698, with an annual debt service of $8,181 and weighted average interest rate of 6.46%. Four of the loans have interest rate reset provisions available on 12/15/98 and mature 12/15/2003. The remaining loan matures on 6/15/2003. During the term of these loans, there is amortization of a portion of the principal amount.
 (2) Requires monthly payments of interest only. Fixed-rate debt will reflect an amount for annual debt service.
 (3) These 10 properties are cross-defaulted.
 (4) On December 31, 1996, these four properties were cross-collateralized and cross-defaulted. On January 31, 1997, the Operating Partnership closed on a restructure of these loans, which included; repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature on the three remaining loans and paying down a total of $3,900 on two other Property loans with the same lender.
 (5) Lender also participates in a percentage of gross revenues above a specified base.
 (6) Loans secured by these four properties are cross-collateralized and cross-defaulted. The aggregate principal amount of the loans is $184,778, with an annual debt service of $15,905 and interest rate of 7.0%, except for Tippecanoe Mall, which bears interest at 8.45%. During the term of these loans, there is amortization of a portion of the principal amount.
 (7) LIBOR + 2.00%.
 (8) The Operating Partnership's share of this debt has LIBOR swapped at 4.75%.
 (9) LIBOR + 1.50%.
(10) LIBOR + 1.125%.
(11) Loan requires monthly payments of interest only through 2/1/97, and then begins amortizing over 25 years.
(12) Loans secured by these eight properties are cross-collateralized and/or cross-defaulted. The aggregate principal amount of the loans is $188,573, with an annual debt service of $12,760, and a weighted average interest rate of 6.77%. Eight of these loans have interest reset provisions available on 12/15/98 and mature 12/15/2003. The remaining loan will mature 10/1/2002. During the term of these loans, there is amortization of a portion of the principal amount.
(13) LIBOR + 0.55% with LIBOR capped at 8.7% through maturity.
(14) LIBOR + 1.25%.
(15) In 1998, the lender will begin participating in a percentage of gross revenues after deduction of debt service, tenant improvement costs and leasing commissions.
(16) LIBOR + 1.375%, LIBOR capped at 5.0% through maturity.
(17) LIBOR + 1.00%.
(18) LIBOR + 1.8125%.
(19) 7/23/2000 is the earliest date on which the lender may call the bonds.
(20) This is the weighted average interest rate of the securitized fixed-rate debt.
(21) LIBOR + 0.56%, with LIBOR swapped at 4.75%.
(22) $750,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.90% and provides for different pricing based upon the Operating Partnership's investment grade rating. LIBOR is initially capped at 7.5%; however, if LIBOR should equal or exceed 8.75% between monthly reset dates, then LIBOR will be capped at 8.5% for that period only. As of 12/31/96, $510,000 was available, with an additional $10,000 reserved under a letter of credit.
(23) Includes minority interest partners' share ($103,650) of total consolidated indebtedness.
(24) Bank of Tokyo CD Rate + 0.90%. To hedge the Operating Partnership's share of this debt, the Operating Partnership has swapped LIBOR at 4.75% in an amount equal to its share of this debt.
(25) Prime Rate + 1.25%
(26) Prime Rate.
(27) On February 18, 1997 the loan was refinanced at LIBOR +.44% with a maturity of 1/31/2004 and an initial reset date of 1/31/2001. The rate at 12/31/96 was LIBOR + 0.7%.
(28) Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0% over the then current yield of a six month treasury bill selected by the lender.
(29) Commercial Paper Rate + 0.75%, plus letter of credit fees. To hedge the Operating Partnership's share of this debt, the Operating Partnership has swapped LIBOR at 4.75% in an amount equal to its share of this debt.
(30) LIBOR + 0.375%.
(31) LIBOR + 2.75%.
(32) LIBOR + 1.70%.
(33) Includes joint venture partners' share ($673,586) of total equity indebtedness.

Item 3.  Legal Proceedings

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC Plan (See Note 10 to the consolidated financial statements) and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the
0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

     The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

     Roel Vento et al. v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al. v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7.8 million has been entered against all defendants. This judgment includes approximately $6.5 million of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall, in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

     Browning-Ferris Industries of Illinois, et al. v. Richard Ter Maat, et al.
v. Craig J. Cain, et al., Case No. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third-Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (the "Affiliate") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located on mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site.

     In February 1996, the Affiliate settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Pursuant to that settlement, the Company agreed that it would take part in a nonbinding arbitration or mediation at sometime in the future to allocate expenses incurred in remediating the Site. No such arbitration or mediation has yet been instituted. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

     Market Information

     The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "SPG". The quarterly price range for the shares on the NYSE and the distributions declared per share for each quarter in the last two fiscal years are shown below:
                                                    Declared
                       High     Low     Close     Distribution
          1995        ------   ------  --------  -------------
     1st Quarter        26     22 1/2   24 3/8      $0.4925
     2nd Quarter      25 1/4   23 3/8   25 1/8      $0.4925
     3rd Quarter        26     24 1/8   25 3/8      $0.4925
     4th Quarter      25 5/8   22 3/4   24 3/8      $0.4925
          1996
     1st Quarter      24 5/8   21 1/8   23 1/8      $0.4925
     2nd Quarter      24 3/4   22 1/8   24 1/2      $0.4925
     3rd Quarter      25 3/4   22 7/8   25 1/2      $0.1515 (1)
     4th Quarter        31     25 3/8     31        $0.4925

     (1) Represents a distribution declared in the third quarter of 1996 related to the Merger, designated to align the time periods of distribution payments of the merged companies. On January 23, 1997, the Company declared a distribution of $0.4925 per share payable on February 21, 1997 to shareholders of record on February 7, 1997. The current annual distribution rate is $1.97 per share.

     There is no established public trading market for the Company's Class B common stock ("Class B") or Class C common stock ("Class C"). Distributions per share of Class B and Class C were identical to those for the Company's common stock.

     Holders

     The number of holders of record of the shares of common stock was 2,712 as of March 17, 1997. The Class B shares are held entirely by a voting trust and are exchangeable on a one-for-one basis into common stock. The Class C shares are held entirely by The Edward J. DeBartolo Corporation and are also exchangeable on a one-for-one basis into common stock.

     Distributions

     The Company qualifies as a REIT under the Code commencing with the year ended December 31, 1994. To maintain its status as a REIT, the Company is required each year to distribute to its shareholders at least 95% of its taxable income after certain adjustments.

     Future distributions paid by the Company will be at the discretion of the Board of Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board of Directors of the Company deem relevant.

     The Company has an Automatic Dividend Reinvestment Plan (the "Plan") which allows shareholders to acquire additional shares of Common Stock by automatically reinvesting cash dividends. Common Stock is acquired pursuant to the Plan at a price equal to the prevailing market price of such Common Stock, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash dividends, as declared.

     Unregistered Sales of Equity Securities

     The Company did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 1996.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial data for the Company and combined historical financial data of Simon Property Group (the "Predecessor"). The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.
Other data management believes is important in understanding trends in the Company's business is also included in the table.

                                           The Company                    Simon Property Group
                          ---------------------------------------------   --------------------
                                                              For the     For the
                                                               Period     Period
                                                                from       from
                                                              December    January     For
                                                               20 to       1 to       the
                                                              December   December     Year
                           For the Year Ended December 3l,      31,         l9,      Ended
                                                                                    December
                                                                                       3l,
                          ---------------------------------   ----------   --------        -----
                                                                                   -----
                           1996(1)     1995(1)     1994 (1)     1993        1993      1992
                          ----------  ----------  ---------- ----------   -------- ----------
                              (in thousands, except per share data)
OPERATING DATA:
Total revenue             $  747,704  $  553,657  $  473,676 $   18,424   $405,869   $400,852
Income (loss) of the
Operating Partnership
before extraordinary
items                        134,663     101,505      60,308      8,707      6,912   (11,692)
Net income available to
common shareholders       $   72,561  $   57,781  $   23,377 $ (11,366)   $ 33,101 $ (11,692)

EARNINGS PER COMMON
 SHARE (2):
Income before
extraordinary items       $     1.02  $     1.08  $     0.71 $     0.11        N/A        N/A
Extraordinary items           (0.03)      (0.04)      (0.21)     (0.39)        N/A        N/A
                          ----------  ----------  ---------- ----------
Net income (loss)         $     0.99  $     1.04  $     0.50 $   (0.28)        N/A        N/A
                          ==========  ==========  ========== ==========
Distributions per common
share (3)                 $     1.63  $     1.97  $     1.90          _        N/A        N/A
Weighted average shares
outstanding                   73,586      55,312      47,012     40,950        N/A        N/A

BALANCE SHEET DATA:
Cash and cash equivalents
                          $   64,309  $   62,721  $  105,139 $  110,625        N/A $   42,682
Total assets               5,895,910   2,556,436   2,316,860  1,793,654        N/A  1,494,289
Mortgages and other notes
payable                    3,681,984   1,980,759   1,938,091  1,455,884        N/A  1,711,778
Shareholders' equity and
owners' (deficit)         $1,304,891  $  232,946  $   57,307 $   29,521        N/A $(565,566)

OTHER DATA:
Cash flow provided by
(used in):
Operating activities      $  236,464  $  194,336  $  128,023        N/A        N/A        N/A
Investing activities       (199,742)   (222,679)   (266,772)        N/A        N/A        N/A
Financing activities        (35,134)    (14,075)     133,263        N/A        N/A        N/A
Funds from Operations
(FFO) of Operating
Partnership (4)           $  281,495  $  197,909  $  167,761        N/A        N/A        N/A
                          ==========  ==========  ==========
FFO allocable to Company  $  172,468  $  118,376  $   92,604        N/A        N/A        N/A
                          ==========  ==========  ==========

Notes
(1)Note 3 to the accompanying financial statements describes the Merger, which occurred on August
   9, 1996, and the 1996, 1995 and 1994 real estate
   acquisitions and development.
(2)Per share data is reflected only for the Company, because the historical combined financial statements of the Predecessor are a combined presentation of partnerships and corporations.
(3)Represents distributions declared in 1996, which includes a distribution of $0.1515 per share declared on August 9, 1996, in connection with the Merger, designated to align the time periods of distributions of the merged companies. On
   January 23, 1997, the Company declared a distribution of $0.4925 per share payable on February 21, 1997 to shareholders of record on February 7, 1997. The current annual distribution rate is $1.97 per share.
(4)Please refer to Management's Discussion and Analysis of Financial Condition and Results of
   Operations for a definition of Funds from Operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     Overview

     The financial results reported reflect the merger completed on August 9, 1996 (the "Merger") of Simon Property Group, Inc. and DeBartolo Realty Corporation ("DRC"), in accordance with the purchase method of accounting utilized to record the transaction valued at $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use property. These properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting, with the exception of West Town Mall, which is accounted for using the cost method of accounting.

     In addition, the Operating Partnership acquired several other properties through purchase, acquisition and merger throughout the comparative periods and, as result of changes in controlling interest, changed the way it accounted for several properties (using either the consolidated method of accounting or the equity method of accounting for noncontrolled joint venture entities) (the "Property Transactions"). The following is a listing of such transactions. Effective April 1, 1994, the Operating Partnership began including The Forum Shops at Caesars ("Forum") as a consolidated property due to the Operating Partnership's ability to demonstrate control. On September 1, 1994, the Operating Partnership consolidated 15 properties as a result of the merger of MSA Realty Corporation into the Company (the "MSAR Merger"). During December 1994, the Operating Partnership acquired a 100% interest in Independence Center, Orange Park Mall, Broadway Square and University Mall (Florida). On February 23, 1995, the Operating Partnership acquired an additional 50% interest in White Oaks Mall and began accounting for the property using the consolidated method of accounting. On August 1, 1995, the Operating Partnership purchased the remaining 50% ownership in Crossroads Mall and subsequently began accounting for the property using the consolidated method of accounting. On September 25, 1995, the Operating Partnership acquired the remaining 55% ownership in East Towne Mall and subsequently began accounting for the property using the consolidated method of accounting. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall and subsequently began accounting for the property using the consolidated method of accounting. (See the "Liquidity and Capital Resources" discussion for additional information regarding these transactions.)

Results of Operations

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Total revenue increased $194.0 million, or 35.0%, in 1996 as compared to 1995. Of this increase, $155.7 million and $37.7 million are attributable to the Merger and the Property Transactions, respectively. The remaining increase includes net increases in minimum rent, lease settlements and miscellaneous income of $9.3 million, $1.8 million and $2.3 million, respectively, partially offset by a net decrease in tenant reimbursements of $11.8 million. The minimum rent increase results from increases of $1.50 and $0.36 in average base minimum rents per square foot for regional mall stores and community shopping centers, respectively. Regional mall store leases executed during 1996 were $4.86 per square foot greater than leases expiring; community shopping center leases were $2.02 greater.
     Total operating expenses increased $113.7 million, or 37.6%, in 1996 as compared to 1995. Of this increase, $85.1 million and $18.6 million are the result of the Merger (including $7.2 million of integration costs) and the Property Transactions, respectively. The remaining $10.0 million increase is primarily the result of a net increase in depreciation and amortization ($8.9 million).
     Interest expense increased $52.0 million, or 34.6%, to $202.2 million for 1996 as compared to $150.2 million for 1995. Of this increase, $41.1 million and $15.4 million are attributable to the Merger and the Property Transactions, respectively. In addition, the Operating Partnership realized incremental interest expenses in 1996 related to borrowings used to acquire additional ownership interests in and/or make equity investments in unconsolidated joint venture properties of $4.9 million. Offsetting these increases were interest savings realized as a result of restructuring the Operating Partnership's credit facilities, from the proceeds of the Company's 6,000,000 common share offering on April 19, 1995, and from the proceeds of the Series A preferred stock offering and a portion ($34.4 million) of the proceeds of the Series B preferred stock offering, which were used to paydown debt (described under "Financing and Debt").
     Income (loss) from unconsolidated entities increased from $1.4 million in 1995 to $9.5 million in 1996, primarily resulting from an increase in the Operating Partnership's share of the Management Company income ($9.2 million), partially offset by a decrease in its share of income from partnerships and joint ventures ($1.1 million). The increase in Management Company income is primarily the result of the Merger ($4.4 million) and the Management Company's losses in 1995 related to the settlement of a mortgage receivable ($3.9 million) and the liquidation of a partnership investment ($1.0 million).
     Extraordinary items of $3.5 million in 1996 and $3.3 million in 1995 result from costs associated with the refinancing or early extinguishment of debt.
     Income of the Operating Partnership after extraordinary items increased from $98.2 million in 1995 to $131.1 million in 1996, an increase of $32.9 million, for the reasons discussed above, and was allocated to the Company based on the Company's ownership interest during the period.
     Preferred dividends increased by $11.2 million in 1996 as a result of the Company's issuance of $100 million of 8 1/8% Series A convertible preferred stock on October 27, 1995, and $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996.

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

     Total revenue increased $80.0 million, or 16.9%, in 1995. Of this increase, $72.8 million is attributable to the 1995 Property Transactions, and the full-year impact in 1995 of the 1994 Property Transactions. The remaining increase is primarily the result of an increase in minimum rent revenue resulting from increases of $1.25 and $0.18 in average base minimum rents per square foot for regional mall stores and community shopping centers as evidenced by leasing spreads for regional mall store and community shopping center leases executed during 1995 over those leases expiring in 1995 of $5.38 and $1.22 per square foot, respectively. These increases are partially offset by a decrease in overage rent resulting primarily from static sales in the portfolio and a decline of $1.8 million in overage rent at Texas border properties due to the devaluation of the Mexican peso. Management expects these properties to return to their prior performance level, as they have done historically after previous peso devaluations.
     Total operating expenses increased $43.1 million, or 16.6%, in 1995. Of this increase, $37.9 million, or 87.9%, is the result of the Property Transactions. Other than increases from the Property Transactions, total operating expenses experienced an increase of only 2.0%, attributable to increased depreciation and amortization derived from an increase in investment properties.
     Interest expense, excluding prior year nonrecurring interest expense, increased a net of $27.2 million, or 22.2%, to $150.2 million for 1995 as compared to $123.0 million for 1994. Of this increase, $26.5 million, or 97.4% is the result of the Property Transactions. Interest savings were realized as a result of restructuring the Operating Partnership's credit facilities and from the proceeds of the Company's 6,000,000 common share offering on April 19, 1995.
     The net gain on the sale of assets in 1995 resulted from a gain of $2.4 million on the sale of a minority partnership interest in land previously held for development in Denver, Colorado, partially offset by a loss of $0.5 million on the sale of an equity investment in Arborland Mall.
     Income (loss) from unconsolidated entities increased from a loss of $0.1 million in 1994 to income of $1.4 million in 1995, resulting from an increase in the Operating Partnership's share of income from partnerships and joint ventures, partially offset by an increase in its share of losses of the Management Company. The Operating Partnership's share of income from partnerships and joint ventures improved $4.1 million from $1.0 million in 1994 to $5.1 million in 1995. This increase is primarily attributable to gains from sales of peripheral property ($3.4 million) and the change to accounting for North East Mall using the equity method of accounting ($1.7 million). The Operating Partnership's share of the Management Company's results declined $2.6 million from an allocated net loss of $1.1 million for 1994 to an allocated net loss of $3.7 million for 1995. This decrease is the result of the Management Company's losses related to the settlement of a mortgage receivable and the liquidation of a partnership investment in 1995, partially offset by a $1.6 million increase in the Management Company's operating income.
     Extraordinary items of $3.3 million in 1995 and $18.0 million in 1994 result from costs associated with the refinancing of debt.
     Income of the Operating Partnership after extraordinary items increased from $42.3 million for 1994 to $98.2 million for 1995, an increase of $55.9 million, for the reasons discussed above, and was allocated to the Company based on the Company's ownership interest during the period.

     Liquidity and Capital Resources

     As of December 31, 1996, the Operating Partnership's balance of unrestricted cash and cash equivalents was $64.3 million. In addition to its cash balance, the Operating Partnership has a $750 million unsecured revolving credit facility which had $510 million available after outstanding borrowings and letters of credit at December 31, 1996. As discussed below under "Financing and Debt," the Company and the Operating Partnership also have access to public equity and debt markets through various shelf registrations.

     Financing and Debt. The Company's ratio of debt-to-market capitalization was 41.5% and 44.9% at December 31, 1996 and 1995, respectively.

     On April 11, 1996, the Operating Partnership drew $115 million on its revolving credit facility. The funds were used primarily to finance the acquisition of the remaining economic ownership interest in Ross Park Mall ($44 million) and to retire a portion of the property's debt ($54 million).

     On June 28, 1996, the Operating Partnership obtained an additional $200 million unsecured revolving credit facility. The facility bore interest at LIBOR plus 132.5 basis points and had a maturity date of August 1998. Terms for the facility were identical to the existing revolving credit facility.

     On August 9, 1996, in connection with the Merger, the Operating Partnership assumed consolidated mortgages and notes payable valued at approximately $955.7 million, a securitized debt financing (see below) of $463.7 million and $112.0 million of credit line debt and received $57.5 million in unrestricted cash and cash equivalents from DRC (the acquired company). As required by purchase accounting, the debt assumed in the Merger was reflected at current value.

     The Operating Partnership is in default on a loan where the property's cash flow is insufficient to service the $40.7 million loan (of which $6.6 million is guaranteed and $34.1 million is nonrecourse). The property and its related debt were assumed during the Merger. The Operating Partnership is continuing negotiations with the lender.

     An affiliate of the Company holds securitized debt financing (the "Securitized Debt Financing") in the face amount of $453.5 million at December 31, 1996. The debt is secured by assets of 17 of the wholly-owned properties. The debt's commercial mortgage pass-through certificate covenants require the affiliate to fund into escrow reserves for renovations, repairs and maintenance and tenant allowances and to maintain minimum debt service coverage ratios (as defined) and other restrictive covenants. The affiliate has obtained an extension to the cure period for failing to comply with the covenants related to one of the properties. The lack-of-compliance and cure provisions relate solely to the individual property and not to the remaining properties in the Securitized Debt Financing pool. Management intends to complete any required changes within the extended cure period, which is expected to be extended until December 1998.

     On September 10, 1996, the DRC secured line of credit, which bore interest at LIBOR plus 175 basis points, was retired with proceeds from Simon Property Group, L.P.'s ("SPG, LP") two unsecured credit facilities.

     On September 27, 1996, the Company completed a $200 million public offering (the "Preferred Offering") of 8,000,000 shares of 8 3/4% Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193 million. The Company contributed the proceeds of such offering to the Operating Partnership, in exchange for preferred units in the Operating Partnership, which used the net proceeds to repay $142.8 million of outstanding mortgage indebtedness, $34.4 million under SPG, LP's two unsecured credit facilities, $12.1 million for the acquisition of the remaining ownership of North East Mall in Hurst, Texas, and the remainder for working capital.

     Also on September 27, 1996, the Operating Partnership obtained a $750 million unsecured three-year credit facility (the "Credit Facility"), with a one-year extension at the option of the Operating Partnership, which initially bears interest at LIBOR plus 90 basis points, and retired the outstanding borrowings of SPG, LP in the aggregate principal amount of $323 million under SPG, LP's two unsecured credit facilities, which bore interest at LIBOR plus
132.5 basis points. In addition, the Credit Facility contains a $150.0 million competitive bid feature, which can further reduce interest costs. The Credit Facility increased the Operating Partnership's available capital by $150 million.

     On November 21, 1996, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Operating Partnership to provide for the offering, from time to time, of up to $750 million in aggregate principal amount of nonconvertible investment-grade unsecured debt securities (the "Notes") of the Operating Partnership. On November 26, 1996, the Operating Partnership completed the sale of $250 million of Notes. The Notes bear interest semiannually at 6.875% and mature on November 15, 2006. The net proceeds of $247.5 million were used primarily to reduce the Operating Partnership's overall interest rates by retiring a $62 million mortgage loan on Boynton Beach Mall, construction loan indebtedness of $57 million relating to Cottonwood Mall, $108 million of the outstanding balance on the Credit Facility, with the remainder going into working capital. The Operating Partnership is currently finalizing the allocation of $300 million of this shelf registration to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

     In addition, SPG, LP has an effective shelf registration for $500 million of nonconvertible investment-grade debt securities. No securities have been issued under this registration statement.

     On December 6, 1996, the Operating Partnership completed a $100 million private placement of putable asset trust securities ("PATS"). The PATS bear interest at 6.75% and mature on November 15, 2003. Proceeds from the placement were used to reduce outstanding borrowings on the Credit Facility.

     At December 31, 1996, the Operating Partnership had consolidated debt of $3,682.0 million, of which $2,804.7 million is fixed-rate debt and $877.3 million is variable-rate debt. As of December 31, 1996, the Operating Partnership had interest rate protection agreements related to $524.6 million of variable-rate debt, of which $130.5 million expires in April 1997.

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four consolidated properties. The transaction consisted of the payoff of one loan totaling $43.4 million, the buyout of the contingent interest feature on the remaining three loans for $21 million, a principal reduction of $3.9 million to be applied to two of the properties, and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

     Scheduled principal payments of mortgage indebtedness over the next five years is $1,948.9 million, with $1,720.6 million thereafter.

     Acquisition Activity. Prior to April 11, 1996, the Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44.0 million in cash and the assumption of the joint venture partner's share of existing debt ($57.0 million). The purchase price in excess of the net assets acquired of $49.1 million was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting. In addition, the remaining 11% ownership in Ross Park Mall was acquired by the Operating Partnership on January 21, 1997.

     As described earlier, on August 9, 1996, the Company acquired the national shopping center business of DRC. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company. This portion of the transaction was valued at approximately $923.2 million, based upon the number of DRC shares of common stock acquired (55,712,529), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, SPG changed its name to Simon DeBartolo Group, Inc. and DRC changed its name to SD Property Group, Inc.

     In connection with the Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP"), in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,614 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566.9 million). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected.

     The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use property. These properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting, with the exception of West Town Mall, which is accounted for using the cost method of accounting.

     Prior to October 4, 1996, the Operating Partnership held a 50% joint venture interest in North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, the Operating Partnership acquired for cash an additional 20% limited partnership interest in North East Mall. At the same time, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by Melvin Simon, Herbert Simon and certain of their affiliates (collectively, the "Simons") in exchange for 472,410 Units in the Operating Partnership, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Operating Partnership in exchange for Units. As a result of these transactions, the Operating Partnership owns 100% of North East Mall and accounts for it using the consolidated method of accounting.

     See Note 3 to the consolidated financial statements for details of 1995 and 1994 acquisition activity.

     Development Activity. Development activities are an ongoing part of the Operating Partnership's business. The Operating Partnership opened two new regional malls, one specialty retail center and one value-oriented super-regional mall during 1996. The new regional malls include the 1.0 million square foot Cottonwood Mall in Albuquerque, New Mexico, which opened on July 31, and the 800,000 square foot Indian River Mall, which opened in Vero Beach, Florida, on November 15. The new specialty retail center is the 60,000 square foot Tower Shops in Las Vegas, Nevada, which opened in November. The value-oriented super-regional mall is the 1.3 million square foot Ontario Mills, which opened in Ontario, California, on November 14. In addition, Indian River Commons, a 265,000 square foot community shopping center opened in March 1997, in Vero Beach, Florida. Other than Cottonwood Mall, which is wholly-owned and accounted for using the consolidated method of accounting, the Operating Partnership has joint venture partners on each of the projects recently opened and accounts for them using the equity method of accounting.

     Construction also continues on the following projects:
* The Mall at the Source, a 730,000 square foot value-oriented retail and entertainment development project in Westbury (Long Island), New York, is expected to open in August 1997. This new $150 million development will adjoin an existing Fortunoff store. The Operating Partnership has a total equity investment of $25.3 million in this 50%-owned joint venture project. Construction financing of $120 million closed on this property in July 1996. The loan initially bears interest at LIBOR plus 170 basis points and matures on July 16, 1999.
* Arizona Mills, a 1,230,000 square foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $184 million value-oriented super-regional mall is expected to open in November 1997. In January 1997, the joint venture closed on a five-year $145 million construction loan with interest at LIBOR plus 150 basis points. The Operating Partnership had an $13.5 million equity investment through December 31, 1996 and a 25% ownership interest in this joint venture development.
* Grapevine Mills, a 1,480,000 square foot retail development project in Grapevine (Dallas/Fort Worth), Texas, broke ground on July 10, 1996. This $202 million value-oriented super-regional mall development project is expected to open in October 1997. A commitment has been obtained for a four-year $157 million construction loan (plus a one-year extension) with an initial interest rate of LIBOR plus 165 basis points. The Operating Partnership has a $14 million equity commitment on this 37.5%-owned joint venture project, and advanced its initial contribution of $7.9 million in January 1997.
* The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA is scheduled to open in 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $143 million project. The Operating Partnership expects to have construction financing for the majority of the development costs of this project in place during the second quarter of 1997.

     In addition, the Operating Partnership is in the preconstruction development phase on two new community center projects, each of which is immediately adjacent to an existing regional mall in the Company's portfolio. Lakeline Plaza, an approximately $39 million development, is scheduled to open in Austin, Texas, in 1998. The Operating Partnership has a 50% ownership interest in this 391,000 square foot joint venture development project. Muncie Plaza, a $15 million development project, is scheduled to open in Muncie, Indiana, in 1998. This 200,000 square foot development project is wholly-owned.

     Strategic Expansions and Renovations. A key objective of the Operating Partnership is to increase the profitability and market share of its portfolio properties through the completion of strategic renovations and expansions. In 1996, the Operating Partnership completed construction and opened eight expansion and/or renovation projects: Greenwood Plus in Greenwood, Indiana; Muncie Mall in Muncie, Indiana; Summit Mall in Akron, Ohio; University Park Mall in South Bend, Indiana; College Mall in Bloomington, Indiana; Century III Mall in Pittsburgh, Pennsylvania; Coral Square in Coral Springs, Florida; and The Florida Mall in Orlando, Florida.

     The Operating Partnership currently has three major expansion projects under construction, and is in the preconstruction development stage with two additional major expansion projects. The aggregate cost of the projects is approximately $530 million.

* A 235,000 square foot phase II expansion of Forum in Las Vegas, in which the Operating Partnership has a 55% ownership interest, is scheduled to open in August 1997. The costs of the phase II project are being funded with a portion of the $184 million two-tranche financing facility which closed on February 23, 1996. The loan bears interest on a weighted average basis at LIBOR plus 137 basis points and matures in February 2000.
* A 255,000 square foot small shop expansion and the addition of Bloomingdales and a 24-screen AMC Theatre complex to Aventura Mall in Miami, Florida, are scheduled to open in December 1997. Lord & Taylor, Macy's, JCPenney and Sears are also expanding at this property. The Operating Partnership has a 33% ownership interest in this project.
* A 180,000 square foot small shop expansion of The Florida Mall in Orlando, Florida, as well as the addition of Burdines, is scheduled for completion in the winter of 1998. The Operating Partnership has a 50% ownership interest in this project. Dillard's, Gayfers, JCPenney and Sears are also expanding.
*  A 130,000 square foot small shop expansion of the wholly-owned Mission
Viejo Mall, in Mission Viejo, California, is underway. This project also includes the addition of Nordstrom and another department store and new food court, plus the expansion of Macy's. It is scheduled for completion in 1999.
* A 200,000 square foot small shop expansion of North East Mall, in Hurst, Texas, also includes a renovation and is scheduled for completion in 1999. The addition of Nordstrom, and another department store, and a second level of small shops is part of this project as well.

     The Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction, including the following, aggregating approximately $120 million:

 Expected Date
 of Completion    Property Name               Property Location
 -------------    -------------------         --------------------------
 March 1997       Smith Haven Mall            Lake Grove (Long Island), NY
 April 1997       St. Charles Towne Center    Waldorf (Washington, D.C.), MD
 July 1997        Lafayette Square            Indianapolis, IN
 August 1997      Orange Park Mall            Jacksonville, FL
 October 1997     Alton Square                Alton, IL
 November 1997    Chautauqua Mall             Jamestown, NY
 November 1997    East Towne Mall             Knoxville, TN
 November 1997    Southern Park Mall          Youngstown, OH
 November 1997    Richmond Square             Richmond, IN
 November 1997    Northgate Mall              Seattle, WA
 March 1998       West Town Mall              Knoxville, TN

     Preconstruction development continues on a number of project expansions, renovations and anchor additions at a number of additional properties as well. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

     Capital Expenditures. Capital expenditures were $267.5 million, $135.4 million and $252.5 million for the periods ended December 31, 1996, 1995 and 1994, respectively.
                                        1996           1995          1994
                                       -------        -------      -------
        New Developments               $  80.1        $  29.7      $   2.9
        Renovations and Expansions        86.3           38.9         22.7
        Tenant Allowances--Retail         24.0           17.2         10.1
        Tenant Allowances--Offices         6.1            4.3          2.5
        Capital Expenditures
         Recoverable from Tenants         11.4            8.0          3.2
        Acquisitions                      56.1           32.5        205.2
        Other                              3.5            4.8          5.9
                                       -------        -------      -------
                  Total                $ 267.5        $ 135.4      $ 252.5
                                       =======        =======      =======
     Distributions. The Company declared distributions in 1996 aggregating $1.63 per share. This included a distribution of $0.1515 per share on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments of the merged companies. On January 23, 1997, the Company declared a distribution of $0.4925 per share payable on February 21, 1997, to shareholders of record on February 7, 1997. The current annual distribution rate is $1.97 per share. For federal income tax purposes, 64% of the 1996 distributions and 25% of the 1995 distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Company will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities. Cash used in investing activities for the year ended December 31, 1996, was $199.7 million, including approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall; $12.1 million for the acquisition of the remaining ownership of North East Mall in Hurst, Texas; and capital expenditures and development related costs of $195.8 million, including $40.4 million, $34.9 million, $11.1 million and $6.9 million at Cottonwood Mall, Forum, Muncie Mall, and The Shops at Sunset Place, respectively. In addition, advances to unconsolidated joint ventures totaling approximately $62.1 million includes $21.4 million, $15.0 million, $13.5 million and $3.2 million in equity contributions made to The Mall at the Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. These expenditures are partially offset by net cash received from the Merger of $37.1 million, cash received from unconsolidated entities of $75.3 million, including a $28.3 million return of equity from Smith Haven Mall, and $38.6 million of note repayments received from M.S. Management Associates.

     Cash used in financing activities for the year ended December 31, 1996 was $35.1 million as compared to $14.1 million in 1995. This increase is primarily the result of an increase in distributions to shareholders and limited partners ($79.7 million), and a decrease in net proceeds from sales of common and preferred stock ($40.7 million), partially offset by a net increase in mortgage and other note borrowings ($100.7 million). The increase in distributions is primarily the result of distributions on shares and Units issued in connection with the Merger ($30.1 million), special distributions paid in connection with the Merger ($18.4 million), the addition of two classes of preferred stock in the comparative periods ($14.2 million), and additional shares of common stock and Units issued in the comparative periods. The distribution rate has remained a constant $1.97 per share/Unit per year in both periods. Increased mortgage and other note borrowings are primarily due to increased capital expenditure activities in 1996 as described in investing activities above and an increase in paydowns from equity offerings in 1995 as compared to 1996 ($57.8 million).
     Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Company's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of the Company's liquidity.
     Total EBITDA for the properties owned in whole or through joint ventures (the "Portfolio Properties") increased from $316.5 million in 1992 to $615.3 million in 1996, representing a compound annual growth rate of 14.2%. Of this growth, $111.4 million, or 37.3%, is a result of the Merger. The remaining growth in total EBITDA reflects the addition of GLA to the Portfolio Properties through property acquisitions, developments and expansions, increased rental rates, increased tenant sales, improved occupancy levels and effective control of operating costs. During this period, the operating profit margin increased from 57.6% to 62.5%. This improvement is also primarily attributable to aggressive leasing of new and existing space and effective control of operating costs.
     The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:

                                    For the Year Ended December 31,
                            -----------------------------------------------
                              1996      1995      1994      1993      1992
                            --------  --------  --------  --------  --------
                                           (in thousands)
EBITDA of Wholly-Owned and
consolidated Joint
Venture Properties           $467,292 $343,875  $290,243  $244,397  $224,170
EBITDA of unconsolidated
Joint Venture Properties      148,030   93,673    96,592   102,282    92,365
                             -------- --------  --------  --------  --------
Total EBITDA of Portfolio
Properties (1)               $615,322 $437,548  $386,835  $346,679  $316,535
                             ======== ========  ========  ========  ========
EBITDA after minority
interest (2)                 $497,215 $357,158  $307,372  $256,169  $227,931
                             ======== ========  ========  ========  ========
Increase in total EBITDA
from prior period               40.6%    13.1%     11.6%      9.5%     12.1%
Increase in EBITDA after
minority interest from
prior period                    39.2%    16.2%     20.0%     12.4%      8.2%
Operating profit margin of
the Portfolio Properties (3)    62.5%    63.1%     61.9%     58.6%     57.6%

    (1) EBITDA for 1996 includes the acquired properties from the Merger date forward. On a pro forma basis, assuming the Merger had occurred on January 1, 1995, EBITDA would be $805.3 million and $770.7 million in 1996 and 1995, respectively, representing a 4.5% growth.

    (2) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all Properties after distribution to the third-party joint ventures' partners.

    (3) The 1996 operating profit margin, excluding the $7.2 million Merger integration costs, is 63.2%.

     Funds from Operations ("FFO")

     FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Company. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles;
(ii) should not be considered as an alternative to net income as a measure of the Company's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Company's liquidity. In March 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income in arriving at FFO. This modification was adopted by the Company beginning in 1996. Additionally the FFO for prior periods has been restated to reflect the modification in order to make the amounts comparative. Under the previous definition, FFO for the years ended December 31, 1995 and 1994, was $208.3 million and $176.4 million, respectively.

     The following summarizes FFO of the Operating Partnership and reconciles income of the Operating Partnership before extraordinary items to FFO for the periods presented:

                                           For the Year Ended December 31,

                                             1996        1995       1994
  (in thousands)                           ---------   ---------  ---------
   FFO of the Operating Partnership        $ 281,495   $ 197,909  $ 167,761
   Increase in FFO from prior period           42.2%       18.0%        N/A
                                           =========   =========  =========
   Reconciliation:
   Income of the Operating Partnership
   before extraordinary items              $ 134,663   $ 101,505  $  60,308
   Plus:
    Depreciation and amortization from
    consolidated properties                  135,226      92,274     75,663
    The Operating Partnership's share
    of depreciation and amortization
    from unconsolidated affiliates            20,159       6,466      7,251
    Merger integration costs                   7,236          --         --
    The Operating Partnership's share
    of (gains) or losses on sales of
    real estate                                  (88)      2,054         --
    Unusual item                                  --          --     27,184
   Less:
    Minority interest portion of
    depreciation and amortization             (3,007)     (2,900)    (2,645)
    Preferred dividends                      (12,694)     (1,490)        --
                                           ---------   ---------  ---------
   FFO of the Operating Partnership        $ 281,495   $ 197,909  $ 167,761
                                           =========   =========  =========
   FFO allocable to the Company            $ 172,468   $ 118,376  $  92,604
                                           =========   =========  =========

     Portfolio Data

     Operating statistics give effect to the Merger and are based upon the business and properties of the Operating Partnership and DeBartolo Realty Corporation on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall in a category by itself. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is preparing to demolish the existing Charles Towne Square in order to convert the property into a community center.

     Aggregate Tenant Sales Volume and Sales per Square Foot. From 1993 to 1996, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and all reporting tenants at community shopping centers increased 9.0% from $7,268 million to $7,921 million, a compound annual growth rate of 2.9%. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     The following illustrates the total reported sales of tenants at Owned
GLA:

                                  Total Tenant Sales     Annual Percentage
     Year Ended December 31,         (in millions)           Increase
    ------------------------      ------------------  -----------------
              1996                      $7,921                 3.6%
              1995                       7,649                 0.5
              1994                       7,611                 4.7
              1993                       7,268                 N/A

     Regional mall sales per square foot increased 5.9% in 1996 to $290 as compared to $274 in 1995. In addition, sales per square foot of reporting tenants operating for at least two consecutive years ("Comparable Sales") increased from $278 to $298, or 7.2%, from 1995 to 1996. The Company believes its strong sales growth in 1996 is the result of its aggressive retenanting efforts and the redevelopment of many of the Portfolio Properties. Sales per square foot at the community shopping centers decreased in 1996 to $187 as compared to $194 in 1995.

    Occupancy Levels. Occupancy levels for regional malls decreased slightly from 85.5% at December 31, 1995, to 84.7% at December 31, 1996. Occupancy levels for community shopping centers also decreased, from 93.6% at December 31, 1995, to 91.6% at December 31, 1996. The Company believes that occupancy levels have been hampered by the magnitude of retail bankruptcies. Owned GLA has increased 30.2 million square feet from December 31, 1995, to December 31, 1996, primarily as a result of the Merger and the 1996 mall openings.

                                      Occupancy Levels
                              ------------------------------
                                                 Community
               Year Ended                         Shopping
              December 31,     Regional Malls     Centers
             --------------    --------------  -------------
                  1996              84.7%           91.6%
                  1995              85.5            93.6
                  1994              85.6            93.9
                  1993              85.9            N/A


     Tenant Occupancy Costs. Tenant occupancy costs as a percentage of sales decreased from 11.6% in 1995 to 11.4% in 1996 in the regional mall portfolio.
A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can pay higher rent. Management believes the Operating Partnership is one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. Management believes continuing efforts to increase sales while controlling property operating expenses will continue the trend of increasing rents at the Properties.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 16.8%, from $17.70 in 1993 to $20.68 in 1996. In community shopping centers, average base rents of Owned GLA increased 7.4%, from $7.12 in 1994 to $7.65 in 1996.

     The following highlights this trend:

                                Average Base Rent per Square Foot
                         ----------------------------------------------------
                               Mall and
                             Freestanding             Community
          Year Ended          Stores at        %       Shopping        %
         December 31,       Regional Malls   Change    Centers      Change
         ------------      ---------------   ------   ---------     -------
             1996               $20.68        7.8%      $7.65         4.9%
             1995                19.18        4.4        7.29         2.4
             1994                18.37        3.8        7.12         N/A
             1993                17.70        5.0         N/A         N/A

     Inflation

     Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.
     However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

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

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements contained in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.
                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


Item 13.  Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


                                    Part IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements                                           Page


       Report of Independent Public Accountants                          N/A

       Simon DeBartolo Group, Inc. Consolidated Balance Sheets           N/A
       as of December 31, 1996 and 1995

       Simon DeBartolo Group, Inc. Consolidated Statements of
       Operations for the years ended December 31, 1996, 1995 and 1994  N/A

       Simon DeBartolo Group, Inc. Consolidated Statements of Changes
       in Shareholders' Equity for the years ended December 31, 1996,
       1995 and 1994                                                    N/A

       Simon DeBartolo Group, Inc. Consolidated Statements of Cash
       Flows for the years ended December 31, 1996, 1995 and 1994       N/A


       Notes to Financial Statements                                    N/A

       (2) Financial Statement Schedules

       Report of Independent Public Accountants                         N/A

       Schedule III _ Schedule of Real Estate and Accumulated
       Depreciation                                                     N/A

       Notes to Schedule III                                            N/A

       (3) Exhibits

       The Exhibit Index attached hereto is hereby incorporated by
       reference to this Item.                                          N/A

(b)    Reports on Form 8-K

       One Form 8-K was filed during the current period, on November 9, 1996. Under Item 5 - Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, Simon DeBartolo Group, L.P. and the properties owned or managed as of September 30, 1996, in the form of a Supplemental Information package. A copy of the package was included as an exhibit to the 8-K filing.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Simon DeBartolo Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON DeBARTOLO GROUP, INC. (a Maryland corporation, formerly Simon Property Group, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon DeBartolo Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 18, 1997

Balance Sheets
 Simon DeBartolo Group, Inc. Consolidated

(Dollars in thousands, except per share amounts)

                                                     December 31,
                                                  1996         1995
ASSETS:
Investment properties, at cost                 $5,301,021   $2,162,161
  Less _ accumulated depreciation                 279,072      152,817
                                                5,021,949    2,009,344
Cash and cash equivalents                          64,309       62,721
Restricted cash                                     6,110           --
Tenant receivables and accrued revenue, net       166,119      144,400
Notes receivable from Management Company and       75,452      102,522
affiliate
Investment in partnerships and joint ventures,    394,409      117,332
at equity
Deferred costs, net                                91,925       81,398
Other assets                                       46,567       30,985
Minority interest                                  29,070        7,734
Total assets                                   $5,895,910   $2,556,436

LIABILITIES:
Mortgages and other notes payable              $3,681,984   $1,980,759
Accounts payable and accrued expenses             170,203      113,131
Accrued distributions                                  --       48,594
Cash distributions and losses in partnerships      17,106       54,120
and joint ventures, at equity
Investment in Management Company and                8,567       20,612
affiliates
Other liabilities                                  72,876       19,582
Total liabilities                               3,950,736    2,236,798

COMMITMENTS AND CONTINGENCIES (Note 12 )

LIMITED PARTNERS' INTEREST IN OPERATING           640,283       86,692
PARTNERSHIP

SHAREHOLDERS' EQUITY:

Series A convertible preferred stock,
4,000,000 shares authorized, issued
  and outstanding                                  99,923       99,923

      Series B cumulative redeemable preferred
           stock, 9,200,000 shares authorized,
  8,000,000  issued and outstanding               192,989           --

   Common stock, $.0001 par value, 374,796,000
             shares authorized, 93,676,415 and
  55,160,195 issued and outstanding at                  9            6
December 31, 1996 and 1995, respectively

       Class B common stock, $.0001 par value,
       12,000,000 shares authorized, 3,200,000
  issued and outstanding                                1            1

Class C common stock, $.0001 par value, 4,000
shares authorized, issued and
  outstanding                                          --           --

Capital in excess of par value                  1,189,919      266,718
Accumulated deficit                             (172,596)    (131,015)
Unamortized restricted stock award                (5,354)      (2,687)
Total shareholders' equity                      1,304,891      232,946
Total liabilities, limited partners' equity
and shareholders' equity                       $5,895,910   $2,556,436

The accompanying notes are an integral part of these statements.


Statements of Operations
Simon DeBartolo Group, Inc. Consolidated

(Dollars in thousands, except per share amounts)

                                         For the Year Ended December 31,
REVENUE:
Minimum rent                             $438,089    $307,857    $255,716
Overage rent                               30,810      23,278      25,463
Tenant reimbursements                     233,974     192,994     163,588
Other income                               44,831      29,528      28,909
Total revenue                             747,704     553,657     473,676

EXPENSES:
Property operating                        122,796      96,851      85,672
Depreciation and amortization             135,780      92,739      75,945
Real estate taxes                          69,173      53,941      44,502
Repairs and maintenance                    38,077      24,614      22,940
Advertising and promotion                  24,756      18,888      17,000
Merger integration costs                    7,236          --          --
Provision for credit losses                 3,460       2,858       3,417
Other                                      14,914      12,630       9,902
Total operating expenses                  416,192     302,521     259,378
OPERATING INCOME                          331,512     251,136     214,298

INTEREST EXPENSE                          202,182     150,224     122,980
NON-RECURRING INTEREST EXPENSE                 --          --      27,184
INCOME BEFORE MINORITY INTEREST           129,330     100,912      64,134

MINORITY INTEREST                         (4,300)     (2,681)     (3,759)

GAIN ON SALE OF ASSETS, NET                    88       1,871          --
INCOME BEFORE UNCONSOLIDATED ENTITIES     125,118     100,102      60,375

INCOME (LOSS) FROM UNCONSOLIDATED
ENTITIES                                    9,545       1,403        (67)

   INCOME OF THE OPERATING PARTNERSHIP
BEFORE EXTRAORDINARY ITEMS                134,663     101,505      60,308

EXTRAORDINARY ITEMS                       (3,521)     (3,285)    (17,980)

INCOME OF THE OPERATING PARTNERSHIP       131,142      98,220      42,328

LESS--LIMITED PARTNERS' INTEREST
IN THE OPERATING PARTNERSHIP               45,887      38,949      18,951
NET INCOME                                 85,255      59,271      23,377

PREFERRED DIVIDENDS                        12,694       1,490          --

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                              $72,561     $57,781     $23,377

EARNINGS PER COMMON SHARE:
Income before extraordinary items           $1.02       $1.08       $0.71
Extraordinary items                        (0.03)      (0.04)      (0.21)
Net income                                  $0.99       $1.04       $0.50

       The accompanying notes are an integral part of these statements.



Statements of Shareholders' Equity
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)

                                              Common                                           Stock and
                                            Unamor-
                                             Class B                            tized    Total Share-
                      Series A   Series B   and Class  Capital in    Accum-   Restrict-    holders'
                      Preferred  Preferred   C Common   Excess of   ulated     ed Stock     Equity
                        Stock      Stock      Stock     Par Value   Deficit     Award
Balance at
December 31, 1993          $--       $ --       $  5    $ 40,882   $(11,366)       $ --    $ 29,521

Common stock issued,
 net of
 issuance costs
(7,462,445 shares)                                 1     164,333                            164,334

Transfer out of
 limited partners'
 interest
 in the Operating
Partnership                                             (69,650)                           (69,650)

Net income                                                             23,377                 23,377

Distributions                                                        (90,275)               (90,275)

Balance at
December 31, 1994           --         --          6     135,565    (78,264)         --      57,307


Stock options
 exercised (6,876
shares)                                                      164                                164

Common stock issued,
 net of
 issuance costs
(9,797,563 shares)                                 1     221,416                            221,417

Preferred stock
 issued, net of
 issuance costs
(4,000,000 shares)      99,923                                                               99,923

Stock incentive
 program (143,311
shares)                                                    3,608                (3,605)           3

Amortization of
stock incentive                                                                     918         918

Transfer out of
 limited partners'
 interest
 in the Operating
Partnership                                             (94,035)                           (94,035)

Net income                                                             59,271                 59,271

Distributions                                                       (112,022)              (112,022)

Balance at
December 31, 1995       99,923         --          7     266,718   (131,015)    (2,687)     232,946

Stock options
 exercised (372,151
shares)                                                    8,677                              8,677

Common stock issued
 in connection
 with Merger
(37,873,965 shares)                                3     922,276                            922,279

Class C Common stock
 issued in
 connection with
Merger (4,000 shares)                                        100                                100


Common stock issued
 in connection with
 severance program
(70,074 shares)                                            1,841                              1,841

Preferred stock
 issued, net of
 issuance costs
(8,000,000 shares)                192,989                                                   192,989

Stock incentive
 program (200,030
shares)                                                    4,751                (4,751)           -

Amortization of
stock incentive                                                                   2,084       2,084

Transfer out of
 limited partners'
 interest
 in the Operating
Partnership                                             (14,382)                           (14,382)

Net income                                                             85,255                 85,255

Distributions                                                       (126,836)
                                                                                           (126,836)

Other                                                        (62)                               (62)

Balance at
December 31, 1996      $ 99,923   $192,989        $10  $1,189,919  $(172,596)  $ (5,354)  $1,304,891


 The accompanying notes are an integral part of these statements.


 Statements of Cash Flows
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)

                                               For the Year Ended December 31,

                                                1996          1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $85,255     $59,271    $23,377
Adjustments to reconcile net income to
net cash provided
  by operating activities_
Depreciation and amortization                    143,582     101,262     83,196
Loss on extinguishments of debt                    3,521       3,285     17,980
Gain on sale of assets, net                         (88)     (1,871)         --
Limited partners' interest in Operating           45,887      38,949     18,951
Partnership
Straight-line rent                               (3,502)     (1,126)    (4,326)
Minority interest                                  4,300       2,681      3,759
Equity in income of unconsolidated               (9,545)     (1,403)         67
entities
Changes in assets and liabilities_
Tenant receivables and accrued revenue           (6,422)       5,502    (3,908)
Deferred costs and other assets                 (12,756)    (14,290)      1,099
Accounts payable, accrued expenses and
other liabilities                               (13,768)       2,076   (12,172)
  Net cash provided by operating                 236,464     194,336    128,023
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                    (56,069)    (32,547)  (227,312)
Capital expenditures                           (195,833)    (98,220)   (42,765)
Cash from Merger and consolidation of
joint ventures, net of Merger costs               37,053       4,346      8,924
Decrease in restricted cash                        1,474          --         --
Proceeds from sale of assets                         399       2,550         --
Investments in unconsolidated entities          (62,096)    (77,905)    (1,056)
Distributions from unconsolidated
entities                                          36,786       6,214      5,842
Investments in and advances to/(from)
Management Company                                38,544    (27,117)   (10,405)
Net cash used in investing activities          (199,742)   (222,679)  (266,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and
preferred stock, net                             201,704     242,377    106,773
Minority interest distributions                  (5,115)     (3,680)    (2,148)
Distributions to shareholders                  (166,640)   (104,785)   (67,279)
Distributions to limited partners               (90,763)    (72,941)   (53,432)
Mortgage and other note proceeds, net of
transaction costs                              1,293,582     456,520    405,430
Mortgage and other note principal
payments                                     (1,267,902)   (531,566)  (256,081)
Net cash provided by (used in) financing
activities                                      (35,134)    (14,075)    133,263

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        1,588    (42,418)    (5,486)

CASH AND CASH EQUIVALENTS, beginning of
period                                            62,721     105,139    110,625

CASH AND CASH EQUIVALENTS, end of period         $64,309     $62,721   $105,139

       The accompanying notes are an integral part of these statements.

                          SIMON DeBARTOLO GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


1.  Organization

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC"), The Edward J. DeBartolo Corporation and their affiliates as the result of the Merger described in Note 3.

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership." Prior to the Merger date, references to the Operating Partnership refer to SPG, LP only. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1996, the Operating Partnership owns or holds an interest in 186 income-producing properties, which consist of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in two specialty retail centers, two value-oriented super-regional malls and one community center currently under construction and six parcels of land held for future development. At December 31, 1996, 1995 and 1994, the Company's ownership interest in the Operating Partnership was 61.4%, 61.0% and 56.4%, respectively. The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company.

     The Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1996, 231 of the approximately 650 anchor stores in the Properties were occupied by JCPenney Company, Inc., Sears Roebuck & Co. and Dillard Department Stores, Inc. An affiliate of JCPenney Company, Inc. is a limited partner in the Operating Partnership. In addition, the Chief Operating Officer of Dillard Department Stores, Inc. is a director of the Company.

2.  Basis of Presentation

     The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned qualified REIT subsidiaries and its majority-owned subsidiary, the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Company's assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the Operating Partnership ("Minority Interest Properties") have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 7) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. In addition, the investment in a partnership which represents a 2% noncontrolling ownership interest in one Portfolio Property is accounted for using the cost method of accounting.

     Net operating results of the Operating Partnership are allocated after preferred distributions (see Note 10), based on its partners' ownership interests. The Company's weighted average ownership interest in the Operating Partnership during 1996, 1995 and 1994 was 61.2%, 60.3% and 55.6%, respectively. At December 31, 1996 and 1995, the Company's ownership interest was 61.4% and 61.0%, respectively.

     The following schedule identifies each Property included in the accompanying consolidated financial statements and the method of accounting utilized for each Property as of December 31, 1996:

CONSOLIDATED METHOD:
--------------------
REGIONAL MALLS

Alton Square             Great Lakes Mall        Prien Lake Mall
Amigoland Mall           Greenwood Park Mall     Raleigh Springs Mall
Anderson Mall            Gulf View Square        Randall Park Mall
Barton Creek Square      Heritage Park Mall      Richardson Square
Battlefield Mall         Hutchinson Mall         Richmond Mall
Bay Park Square          Independence Center     Richmond Square
Bergen Mall              Ingram Park Mall        Ross Park Mall
Biltmore Square          Irving Mall             St. Charles Towne Center
Boynton Beach Mall       Jefferson Valley Mall   South Park Mall
Broadway Square          La Plaza Mall           Southern Park Mall
Brunswick Square         Lafayette Square        Southgate Mall
Castleton Square         Lima Mall               Southtown Mall
Century Mall             Lincolnwood Town        Summit Mall
                          Center
Charles Towne Square     Longview Mall           Sunland Park Mall
Chautauqua Mall          Machesney Park Mall     Tacoma Mall
Cheltenham Square        Mall of the Mainland    Tippecanoe Mall
Chesapeake Square        Markland Mall           Towne East Square
Cielo Vista Mall         McCain Mall             Towne West Square
College Mall             Melbourne Square        Treasure Coast Square
Columbia Center          Memorial Mall           Tyrone Square
Cottonwood Mall          Miami International     University Mall
                          Mall                    (Arkansas)
Crossroads Mall          Midland Park Mall       University Mall
                                                  (Florida)
Crystal River Mall       Miller Hill Mall        University Park Mall
DeSoto Square            Mission Viejo Mall      Upper Valley Mall
East Towne Mall          Mounds Mall             Valle Vista Mall
Eastern Hills Mall       Muncie Mall             Virginia Center Commons
Eastgate Consumer Mall   North East Mall         Washington Square
Eastland Mall            North Towne Square      West Ridge Mall
Forest Mall              Northgate Mall          White Oaks Mall
Forest Village Park      Northwoods Mall         Wichita Mall
 Mall
Fremont Mall             Orange Park Mall        Windsor Park Mall
Glen Burnie Mall         Paddock Mall            Woodville Mall
Golden Ring Mall         Port Charlotte Town
                         Center

SPECIALTY RETAIL CENTERS       MIXED-USE PROPERTIES

Forum Shops at Caesars, The    New Orleans Centre
Trolley Square                 O'Hare International Center
                               Riverway



COMMUNITY CENTERS

Arvada Plaza             Griffith Park Plaza        New Castle Plaza
Aurora Plaza             Grove at Lakeland Square,  North Ridge Plaza
                         The
Bloomingdale Court       Hammond Square             North Riverside Park
                                                    Plaza
Boardman Plaza           Highland Lakes Center      Northland Plaza
Bridgeview Court         Ingram Plaza               Northwood Plaza
Brightwood Plaza         Lake Plaza                 Park Plaza
Bristol Plaza            Lake View Plaza            Regency Plaza
Buffalo Grove Towne      Lima Center                St. Charles Towne
Center                                              Plaza
Celina Plaza             Lincoln Crossing           Teal Plaza
Chesapeake Center        Mainland Crossing          Terrace at The Florida
                                                    Mall
Cohoes Commons           Maplewood Square           Tippecanoe Plaza
Countryside Plaza        Markland Plaza             University Center
East Towne Commons       Martinsville Plaza         Wabash Village
Eastland Plaza           Marwood Plaza              Washington Plaza
Forest Plaza             Matteson Plaza             West Ridge Plaza
Fox River Plaza          Memorial Plaza             White Oaks Plaza
Great Lakes Plaza        Mounds Mall Cinema         Wood Plaza
Greenwood Plus

EQUITY METHOD:
--------------
REGIONAL MALLS         COMMUNITY CENTERS         VALUE-ORIENTED SUPER-
                                                 REGIONAL MALL
Aventura Mall          Cobblestone Court         Ontario Mills
Avenues, The           Crystal Court
Century III Mall       Fairfax Court             Mixed-Use Property
Circle Centre          Gaitway Plaza             The Fashion Centre at
                                                  Pentagon City
Coral Square           Great Northeast Plaza
Florida Mall, The      Plaza at Buckland         SPECIALTY RETAIL CENTER
                        Hills, The
Indian River Mall      Ridgewood Court           The Tower Shops
Lakeland Square        Royal Eagle Plaza
Lakeline Mall          Village Park Plaza
Northfield Square      West Town Corners
Palm Beach Mall        Westland Park Plaza
Rolling Oaks Mall      Willow Knolls Court
Seminole Towne Center  Yards Plaza, The
Smith Haven Mall

COST METHOD:
------------
REGIONAL MALL

West Town Mall

     The deficit minority interest balance in the accompanying Consolidated Balance Sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

3.  Mergers and Real Estate Acquisitions and Developments

          Mergers

     DRC. On August 9, 1996, the Company acquired the national shopping center business of DRC (the "Merger") for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. This portion of the transaction was valued at approximately $923,179, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to Simon DeBartolo Group, Inc.

     In connection with the Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,641 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

     Upon completion of the Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became the managing general partner of SDG, LP with 24.3% (37,873,965 Units in SPG, LP) of the outstanding partnership Units in SDG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became a special limited partner in SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

     For financial reporting purposes, the completion of the Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price has been allocated to the fair value of the assets and liabilities of DRP, LP at December 31, 1996. Certain assumptions were made which management of the General Partners believes are reasonable. Final adjustments to the purchase price allocation were not completed at December 31, 1996. While no material changes to the allocation are anticipated, changes will be recorded in 1997.

     Although the Company was the accounting acquirer, SDG, LP (formerly DRP,
LP) became the primary operating partnership through which the future business of the Company will be conducted. As a result of the Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP is absorbed by public company costs and related expenses incurred by the Company. However, because the Company was the accounting acquirer and, upon completion of the Merger, acquired majority control of SDG, LP; SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by the Company using the purchase method of accounting and for all pre-Merger comparative periods, and the financial statements of SDG, LP reflect the financial statements of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected.

     MSA Realty Corporation ("MSAR"). On September 1, 1994, the Company issued an additional 1,799,945 shares of common stock in conjunction with the merger of MSAR. Each outstanding share of MSAR common stock as of August 31, 1994, was converted into 0.31 shares of the Company's common stock. The acquisition price, including related transaction costs, was $48,031. The Company's investment in MSAR was contributed to the Operating Partnership for 1,799,945 Units, which increased the Company's ownership of the Operating Partnership by 1.0% to 56.4%. As a result of the acquisition, the Operating Partnership now owns 100% of fourteen centers in which it previously held a 50% interest and substantially all of the ownership interest in one community shopping center in which it held a minority interest. In addition, the Operating Partnership obtained a noncontrolling 50% interest in a regional mall. This transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $26,507 was allocated to investment properties. The Operating Partnership's interest in the assets and liabilities of these centers prior to this transaction is reflected at predecessor cost. Subsequent to September 1, 1994, each of the Properties involved in this merger was accounted for using the consolidated method of accounting.

          Acquisitions and Developments

     Independence Center. On December 1, 1994, the Operating Partnership acquired Independence Center in Independence, Missouri. Included in the purchase are approximately 47 acres of undeveloped land adjacent to the mall. Under the terms of the sale, the Operating Partnership paid $51,413, including transaction costs, funded through the use of the Operating Partnership's credit facilities.

     Broadway Square, Orange Park Mall and University Mall. On December 29, 1994, the Operating Partnership acquired Broadway Square in Tyler, Texas; Orange Park Mall in Jacksonville, Florida; and University Mall in Pensacola, Florida. Under the terms of the sale, the Operating Partnership paid $153,874, including transaction costs, funded through the use of the Operating Partnership's credit facilities. Included in the purchase price were approximately 14 acres and 10 acres of undeveloped land adjacent to Orange Park Mall and University Mall, respectively.

     White Oaks Mall. At the time of the Company's initial public offering in December 1993, the Teacher's Retirement System of the State of Illinois ("TRS") held an option to put its 50% general and limited partnership interests in White Oaks Mall in Springfield, Illinois, to the Operating Partnership. TRS exercised this option on January 23, 1995, and the purchase closed February 23, 1995. The Units which TRS received upon exercise of the options were exchanged for 2,022,247 shares of common stock of the Company. The Operating Partnership now owns 77% of White Oaks Mall. The issuance of the additional shares increased the Company's ownership interest in the Operating Partnership by 1.0% to 57.6%. The White Oaks Mall transaction, valued at $45,000, was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $10,905 was allocated to investment properties. The Operating Partnership's interest in the assets and liabilities of this Property prior to this transaction is reflected at predecessor cost. Effective February 23, 1995, White Oaks Mall was being accounted for in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     Crossroads Mall. Prior to July 31, 1995, the Operating Partnership held a 50% joint venture interest in Crossroads Mall in Omaha, Nebraska. On July 31, 1995, the Operating Partnership acquired the remaining 50% ownership in the Property from Melvin Simon, Herbert Simon, and certain of their affiliates (collectively, the "Simons") in exchange for 120,000 Units. The acquisition was reflected at predecessor cost. Concurrent with the acquisition, a debt restructuring was completed which included the issuance of 1,200,000 shares of common stock of the Company to the lender (New York State Teachers' Retirement System) in exchange for a $30,000 reduction of the outstanding loan balance which included accrued interest. In addition, the effective interest rate on the remaining balance of $41,400 was reduced from 10.5% to 7.75%. The loan matures on July 31, 2002. Effective July 31, 1995, Crossroads Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     The Shops at Sunset Place. On August 15, 1995, the Operating Partnership acquired for $11,406 a controlling 75% joint venture interest in a redevelopment project to be named "The Shops at Sunset Place" in South Miami, Florida, using borrowings from its unsecured revolving credit facility. The Operating Partnership began construction on this 500,000 square foot development property in November 1996, and it is scheduled for completion in 1998. The Operating Partnership expects to have construction financing for the majority of the development costs of this project in place before the end of the second quarter of 1997. This project is included in the accompanying consolidated financial statements using the consolidated method of accounting.

     East Towne Mall. Prior to September 25, 1995, the Operating Partnership held a 45.0% joint venture interest in East Towne Mall in Knoxville, Tennessee. On September 25, 1995, the Operating Partnership acquired the remaining interest for $18,500 and the assumption of 55% of the $75,000 of existing mortgage debt. In connection with the transaction, the Operating Partnership refinanced the $75,000 mortgage. These transactions were funded through a new loan of $55,000 and $38,500 in borrowings from the Operating Partnership's unsecured revolving credit facility. The transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $21,982 was allocated to investment properties. Effective September 25, 1995, East Towne Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     The Mall at the Source. On December 22, 1995, a joint venture, in which the Operating Partnership has a noncontrolling 50% joint venture interest acquired a development project located in Westbury (Long Island), New York, for $30,253. This transaction was initially financed using borrowings from the Operating Partnership's unsecured revolving credit facility. When construction financing of $120,000 closed on this property in July 1996, the Operating Partnership was repaid its $27,500 loan. The construction loan carries interest at LIBOR plus 170 basis points and matures on July 16, 2001. Construction commenced in February 1996 and this 730,000 square foot value-oriented retail center development is expected to open in the fall of 1997. This joint venture is being accounted for using the equity method of accounting.

     Smith Haven Mall. On December 28, 1995, a joint venture in which the Operating Partnership owns a noncontrolling 25% interest, purchased Smith Haven Mall, a 1.3 million square foot regional mall located in Lake Grove (Long Island), New York, for $221,000. The Operating Partnership's contribution of $55,725 to the purchase price of $221,000 was financed using borrowings from the Operating Partnership's unsecured revolving credit facility. On June 17, 1996, the joint venture closed on a $115,000 interest-only mortgage maturing June 1, 2006. Subsequently, the Operating Partnership received a reimbursement of $28,256 of its contribution. This joint venture is being accounted for using the equity method of accounting.

     Ross Park Mall. Prior to April 11, 1996, the Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,074 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     Cottonwood Mall. Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico. This 1.0 million square foot regional mall is wholly-owned by the Operating Partnership. The development costs were financed through a $60,000 construction loan, which bore interest at the lower of the prime rate plus 25 basis points or LIBOR plus 200 basis points and had a scheduled maturity of February 1, 1999. On November 26, 1996, using proceeds from the sale of the Notes (See Note 8) the Operating Partnership retired the entire $57,000 outstanding balance.

     North East Mall. Prior to October 4, 1996, the Operating Partnership held a 50% joint venture interest in North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, the Operating Partnership acquired for $12,100 an additional 20% limited partnership interest in North East Mall. At the same time, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units in the Operating Partnership, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Operating Partnership, in exchange for Units. As a result of these transactions, the Operating Partnership owns 100% of North East Mall and accounts for it using the consolidated method of accounting.

     Mills Developments. On December 29, 1995, the Operating Partnership entered into arrangements with The Mills Corporation to develop value-oriented super-regional malls in Ontario (Los Angeles), California; Grapevine (Dallas/Fort Worth), Texas; and Tempe (Phoenix), Arizona. Ontario Mills, a 25%-
owned, 1.3 million square foot super-regional mall, opened on November 14, 1996, in Ontario, California. The Operating Partnership financed its $15,000 equity commitment for this project in 1996. Grapevine Mills, a 37.5%-owned,
1.5 million square foot development project, broke ground on July 10, 1996, and is expected to open in October 1997. The Operating Partnership has a $14,000 equity commitment on this $211,000 development project. Arizona Mills, a 25%- owned, 1.2 million square foot development project, broke ground on August 1, 1996, and is expected to open in November 1997. The Operating Partnership has a $13,500 equity investment in this $183,000 development project. These projects are being accounted for using the equity method of accounting.

     Joint Venture Property Openings. The Operating Partnership opened three new Joint Venture Properties during 1996. Ontario Mills, described above, opened on November 14, 1996. Indian River Mall opened on November 15, 1996, in Vero Beach, Florida. The Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 750,000 square foot regional mall.
The Tower Shops in Las Vegas, Nevada, also opened in November 1996. The Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 60,000 square foot specialty retail center. Each of these properties is being accounted for using the equity method of accounting.

     The Operating Partnership also opened three new regional malls during 1995. Circle Centre opened on September 8, 1995, in Indianapolis, Indiana.
The Operating Partnership has a 14.7% ownership interest in this approximately 800,000 square foot regional mall. Seminole Towne Center opened on September 22, 1995, in Sanford, Florida. The Operating Partnership has a 45.0% ownership interest in this approximately 1.1 million square foot regional mall. Lakeline Mall opened on October 18, 1995, in Austin, Texas. The Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 1.1 million square foot regional mall. Each of these regional malls is being accounted for using the equity method of accounting.

          Pro Forma

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Company as if the Merger had occurred as of January 1, 1995, and was carried forward through December 31, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated at January 1, 1995, nor does it purport to represent the future financial position and results of operations for future periods.

                                                 Year Ended December 31,
                                                 ------------------------
                                                       1996         1995
                                                   -----------    -----------
Revenue                                             $  956,407   $  889,714
Net income of the Operating Partnership                155,007      164,534
Net income available to holders of common stock         95,128       99,708
Net income per share                                $     0.99   $     1.07
Weighted average number of shares of common stock
outstanding                                        96,457,269   93,190,043

4.  Summary of Significant Accounting Policies

          Investment Properties

     Investment Properties are recorded at the lower of cost (predecessor cost for Properties acquired from the Simons) or net realizable value. Net realizable value of investment Properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements. Investment Properties include costs of acquisition, development, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead.

     Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life of 10 to 45 years, resulting in an average composite life of approximately 30 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

          Capitalized Interest

     Interest is capitalized on projects during periods of construction. Interest capitalized by the Company during 1996, 1995 and 1994 was $5,831, $1,515 and $1,586, respectively.

          Deferred Costs

     Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs consist of the following:

                                              December 31,
                                         -----------------------
                                            1996         1995
                                          ---------     ---------
       Deferred financing costs           $  64,931     $  68,042
       Leasing costs and other               97,380        88,094
                                          ---------     ---------
                                            162,311       156,136
       Lessaccumulated amortization          70,386        74,738
                                          ---------     ---------
              Deferred costs, net         $  91,925     $  81,398
                                          =========     =========

     Included in interest expense in the accompanying Consolidated Statements of Operations is amortization of deferred financing costs of $8,434, $8,523 and $7,251 for 1996, 1995 and 1994, respectively.

          Revenue Recognition

     The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Overage rents are recognized when earned.

     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.
          Allowance for Credit Losses

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1996, 1995 and 1994 was as follows:

                         Balance at    Provision     Accounts      Balance at
                         Beginning     for Credit     Written        End of
        Year Ended        of Year        Losses         Off           Year
   ------------------    ----------    ----------   ----------     ----------

   December 31, l996        $ 4,259       $ 3,460     $ (1,027)       $ 6,692
                         ==========    ==========    ==========    ==========
   December 31, l995        $ 2,943       $ 2,858     $ (1,542)       $ 4,259
                         ==========    ==========    ==========    ==========
   December 31, l994        $     -       $ 3,417     $   (474)       $ 2,943
                         ==========    ==========    ==========    ==========

          Income Taxes

     In 1994 the Company made an election to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations relating to REIT qualification for 1994 and subsequent years. In order to maintain qualification as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. It is the intention of management to continue to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates. State income taxes were not significant in 1996, 1995, or 1994.

          Per Share Data

     The net income per share is based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares used in the computation for 1996, 1995 and 1994 was 73,585,602; 55,312,078; and 47,012,447, respectively. Units held by limited partners in SDG, LP may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances (see Note 10). Additionally, shares of the Company's Series A preferred stock are convertible into common stock of the Company after October 27, 1997. The Company's Series B preferred stock is not convertible into common stock. The outstanding stock options, the Units which are exchangeable for common stock of the Company and the shares of Series A preferred stock have not been considered in the computations of per share data as they did not have a dilutive effect.

     It is the Company's policy, to accrue distributions when they are declared. The Company declared distributions in 1996 aggregating $1.63 per share. This includes a $0.1515 distribution on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments of the merged companies. Shareholders of record on August 7, 1996, received a distribution of $0.1515 per share. The current annual distribution rate is $1.97 per share. The following is a summary of distributions per share declared in 1996 and 1995, which represented a return of capital measured using generally accepted accounting principles:


                                         For the Year Ended
                                            December 31,
                                      ------------------------
  Distributions per Share                1996         1995
                                      ----------    ----------
  From book net income                   $  0.99         $1.04
  Representing return of capital            0.64          0.93
                                      ----------    ----------
          Total distributions            $  1.63         $1.97
                                      ==========    ==========

     On a federal income tax basis, 64% of the 1996 distributions and 25% of the 1995 distributions represented return of capital.

          Statements of Cash Flows

     For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $6,110 as of December 31, 1996. Cash is restricted primarily for renovations, redevelopment and other activities of the 17 properties which collateralize commercial pass-through certificates (defined in Note 8). There were no restrictions on cash and cash equivalents in 1995.

     Cash paid for interest, net of any amounts capitalized, during 1996, 1995 and 1994 were $197,796, $142,345 and $140,106 respectively. The 1994 amount includes a $27,184 nonrecurring interest charge.

          Noncash Transactions

     In connection with the Employee Plan of the Company (see Note 11), on March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was reserved for 50 executives, subject to the performance standards and other terms of the plan. During 1996 and 1995, 200,030 and 144,196 shares of common stock were granted, respectively, under the Stock Incentive Program. The value of these shares is being amortized pro-rata over the respective four-year vesting period. Approximately $2,084 and $918 were amortized in 1996 and 1995, respectively, relating to this program.

     Accrued and unpaid distributions on the Company's capital stock as of December 31, 1996 and 1995, were $0 and $47,104, respectively. Accrued and unpaid dividends at December 31, 1995, included $1,490 on the Series A convertible preferred stock.

          Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

5.  Investment Properties

     Investment properties consist of the following:


                                                        December 31,
                                                 --------------------------
                                                    1996           1995
                                                 -----------     -----------
     Land                                        $ 1,003,221     $   283,722
     Buildings and improvements                    4,270,244       1,860,203
                                                 -----------     -----------
      Total land, buildings and improvements       5,273,465       2,143,925

     Furniture, fixtures and equipment                27,556          18,236
                                                 -----------     -----------
      Investment properties at cost                5,301,021       2,162,161
      Less_accumulated depreciation                  279,072         152,817
                                                 -----------     -----------
      Investment properties at cost, net         $ 5,021,949     $ 2,009,344
                                                 ===========     ===========


     Building and improvements include $86,461 and $40,676 of construction in progress at December 31, 1996 and 1995, respectively.

6.  Investment in Partnerships and Joint Ventures

     As of December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $232,927. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for 1996 was $5,127.

     Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.


                                                         December 31,
                                                    ------------------------
          BALANCE SHEETS                               1996           1995
 Assets:                                             ----------     ----------
   Investment properties at cost, net                $1,887,555     $1,156,066
   Cash and cash equivalents                             61,267         52,624
   Tenant receivables                                    58,548         35,306
   Other assets                                          69,365         32,626
                                                     ----------     ----------
  Total assets                                       $2,076,735     $1,276,622
                                                     ==========     ==========
 Liabilities and Partners' Equity:
   Mortgages and other notes payable                 $1,121,804     $  410,652
  Accounts payable, accrued expenses and other
 liabilities                                            213,394        127,322
                                                     ----------     ----------
  Total liabilities                                   1,335,198        537,974
   Partners' equity                                     741,537        738,648
                                                     ----------     ----------
  Total liabilities and partners' equity             $2,076,735     $1,276,622
                                                     ==========     ==========
 The Operating Partnership's Share of:
   Total assets                                      $  602,084     $  290,802
   Partners' equity                                  $  144,376     $   63,212
   Add: Excess Investment                               232,927             --
  Operating Partnership's net Investment in Joint
 Ventures                                            $  377,303     $   63,212


                                        For the Year Ended December 31,
 STATEMENTS OF OPERATIONS                  1996         1995         1994
 Revenue:                                ---------    ---------    ---------
   Minimum rent                          $ 144,166    $  83,905    $  92,380
   Overage rent                              7,872        2,754        3,655
   Tenant reimbursements                    73,492       39,500       45,440
   Other income                             11,178       13,980       10,131
                                         ---------    ---------    ---------
  Total revenue                            236,708      140,139      151,606

 Operating Expenses:
   Operating expenses and other             88,678       46,466       55,949
   Depreciation and amortization            50,328       26,409       26,409
                                         ---------    ---------    ---------
  Total operating expenses                 139,006       72,875       82,358
                                         ---------    ---------    ---------
 Operating Income                           97,702       67,264       69,248
 Interest Expense                           48,918       28,685       38,124
 Extraordinary Items                       (1,314)      (2,687)           --
                                         ---------    ---------    ---------
 Net Income                                 47,470       35,892       31,124
Third-Party Investors' Share of Net
 Income                                     38,283       30,752       30,090
                                         ---------    ---------    ---------
 The Operating Partnership's Share
  of Net Income                          $   9,187    $   5,140    $   1,034
 Amortization of Excess Investment           5,127           --           --
                                         ---------    ---------    ---------
 Income from Unconsolidated Entities     $   4,060    $   5,140    $   1,034
                                         =========    =========    =========

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences. The Operating Partnership receives substantially all of the economic benefit of Biltmore Square, Chesapeake Square, Northfield Square and Port Charlotte Town Center, resulting from advances made to these joint ventures.

7.  Investment in Management Company

     The Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by the Simons. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 Minority Interest and Joint Venture Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Because the Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.

     In connection with the Merger, the Management Company purchased 95% of the voting stock (665 shares of common stock) of DeBartolo Property Management, Inc. ("DPMI"), a DRC management company, for $2,500 in cash. DPMI provides architectural, design, construction and other services primarily to the Properties. During 1996, DPMI formed a captive insurance company, which provided property damage and general liability insurance for certain Properties in 1996. The Operating Partnership paid a total of $2,383 to this wholly-owned subsidiary of the Management Company for insurance coverage during 1996. The Management Company accounts for both DPMI and the captive insurance company using the consolidated method of accounting.

     During 1995, the Operating Partnership advanced a net of $27,500 to the Management Company, which bears interest at 11%. The proceeds were used to acquire a $27,500 mortgage note due from The Mall at the Source, in which the Operating Partnership has a noncontrolling 50% interest. In July 1996, the joint venture which owns The Mall at the Source closed on a $120,000 construction loan and retired the mortgage note. The Management Company in turn repaid the Operating Partnership the $27,500 advanced in 1995. The Management Company also liquidated in 1995 its interest in a partnership investment which held a 9.8-acre parcel of land in Rosemont, Illinois. The sale of that parcel resulted in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land in Washington, D.C., for which the Management Company held a mortgage, was sold in December 1995. The Management Company forwarded $11,000 of the net proceeds from this sale to the Operating Partnership in January 1996 to reduce its outstanding loan balance. The Management Company recorded a loss in connection with this transaction of $3,949.

     Management, development and leasing fees charged to the Operating Partnership relating to the Minority Interest Properties were $6,916, $5,353 and $2,352 for the years ended December 31, 1996, 1995 and 1994, respectively. Architectural, contracting and engineering fees charged to the Operating Partnership for 1996 were $21,650. Fees for services provided by the Management Company to MSA were $4,000, $4,572 and $7,239 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in cost-sharing income and other in the Management Company's Statements of Operations.

     At December 31, 1996 and 1995, total notes receivable and advances due from the Management Company and consolidated affiliates were $75,452 and $102,522, respectively. The 1996 amount includes $11,474 due from DPMI.
Unpaid interest income receivable from the Management Company at December 31, 1996 and 1995, was $0 and $84, respectively. All preferred dividends due from the Management Company were paid by December 31, 1996 and 1995. These interest and preferred dividend receivables are reflected in tenant receivables and accrued revenue in the accompanying Consolidated Balance Sheets.

     Summarized consolidated financial information of the Management Company, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of income (loss) from the Management Company follows.

                                                     December 31,
 BALANCE SHEETS                                   1996           1995
 Assets:                                        ----------    ----------
   Current assets                               $   69,708    $   40,964
   Undeveloped land and mortgage notes              16,177        45,769
   Other assets                                     24,378        13,813
                                                ----------    ----------
  Total assets                                  $  110,263    $  100,546
                                                ==========    ==========
 Liabilities and Shareholders' Deficit:
   Current liabilities                          $   46,690    $   18,435
  Notes payable and advances due to the
 Operating Partnership at 11%, due 2008             75,452       102,522
                                                ----------    ----------
  Total liabilities                                122,142       120,957
   Shareholders' deficit                          (11,879)      (20,411)
                                                ----------    ----------
 Total liabilities and shareholders' deficit
                                                $  110,263    $  100,546
                                                ==========    ==========
 The Operating Partnership's Share of:
   Total assets                                 $   96,316    $   80,437
                                                ==========    ==========
   Shareholders' deficit                        $ (13,567)    $ (20,612)
                                                ==========    ==========

                                          For the Year Ended December 31,
 STATEMENTS OF OPERATIONS                  1996         1995         1994
 Revenue:                                ---------    ---------    ---------
   Management fees                       $  20,529    $  20,106    $  18,587
 Architectural, contracting and             35,546           --           --
 engineering fees
   Development and leasing fees             10,611       15,451        9,683
   Cost-sharing income and other            11,979        7,561       10,077
                                         ---------    ---------    ---------
  Total revenue                             78,665       43,118       38,347

 Expenses:
 Operating expenses and costs of            60,508       31,163       27,944
 construction
   Depreciation                              2,852        2,275        1,406
   Interest                                  6,232        7,694        8,623
                                         ---------    ---------    ---------
  Total expenses                            69,592       41,132       37,973
                                         ---------    ---------    ---------
 Operating Income                            9,073        1,986          374
 Loss on Disposition of Assets                  --      (4,907)           --
                                         ---------    ---------    ---------
 Net Income (Loss)                           9,073      (2,921)          374
 Preferred Dividends                         1,400        1,400        1,400
                                         ---------    ---------    ---------
 Net Income (Loss) Available for
   Common Shareholders                   $   7,673    $ (4,321)    $ (1,026)
                                         =========    =========    =========
 The Operating Partnership's Share
   of Net Income (Loss)                  $   7,025    $ (3,737)    $ (1,101)

 Intercompany profit elimination             1,540           --           --
                                         ---------    ---------    ---------
 The Operating Partnership's Share
   of Net Income (Loss)                  $   5,485    $ (3,737)    $ (1,101)
                                         =========    =========    =========

     The Operating Partnership manages all Wholly-Owned Properties and substantially all of the Minority Interest and Joint Venture Properties that were owned by DRC prior to the Merger, and, accordingly, it reimburses the Administrative Services Partnership ("ASP"), a subsidiary of the Management Company, for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems.
Substantially all employees (other than direct field personnel) are employed by ASP which is owned 1% by the Operating Partnership and 99% by the Management Company. The Management Company's Statements of Operations report costs net of amounts reimbursed by the Operating Partnership. Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Operating Partnership's share of allocated common costs was $29,262, $21,874 and $15,619 for 1996, 1995 and 1994, respectively.

     Amounts payable by the Operating Partnership under the cost-sharing arrangement and management contracts were $3,288 and $1,175 at December 31, 1996 and 1995, respectively, and are reflected in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

8.  Indebtedness

     Mortgages and other notes payable consist of the following:

                                                     December 31,
                                                  1996          1995
 Fixed-Rate Debt                               -----------   -----------
 ---------------
 Mortgages and other notes payable, net        $ 2,076,428   $ 1,232,360

 Commercial mortgage pass-through
  certificates, net                                377,650            --

 6 7/8% unsecured notes, net of $839
  discount                                         249,161            --

 6 3/4% putable asset trust securities,
  including $1,472 premium                         101,472            --
                                               -----------   -----------
  Total fixed-rate Debt                          2,804,711     1,232,360

 Variable-Rate Debt
 ------------------
 Mortgages and other notes payable, net        $   561,985   $   530,000

 Credit facility                                   230,000       196,000

 Commercial mortgage pass-through
  certificates, net                                 85,288            --

 Construction loan                                      --        22,399
                                               -----------   -----------
  Total variable-rate debt                          877,273       748,399
                                               -----------   -----------
  Total mortgages and other notes payable      $ 3,681,984   $ 1,980,759
                                               ===========   ===========

          Fixed-Rate Debt

     Mortgage Loans & Other Notes. The fixed-rate mortgage loans and other notes bear interest ranging from 5.81% to 10.00% (weighted average of 7.68%), require monthly payments of principal and/or interest and have various due dates through 2026 (average maturity of 6.7 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse but have partial guarantees by affiliates of approximately $506,406. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Certain of the Properties are subject to a provision in which the lender participates in a percentage of gross revenues above a specified base or after deduction of debt service and various expenses. Contingent interest incurred under these arrangements was $1,645, $1,929 and $1,527 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

     The Operating Partnership is currently in default on a loan where the Property's cash flow is insufficient to service the $40,700 loan (of which $6,600 is guaranteed and $34,100 is nonrecourse). The Property and its related debt were assumed during the Merger. The Operating Partnership is continuing negotiations with the lender.

          Commercial Mortgage Pass-Through Certificates

     DeBartolo Capital Partnership ("DCP"), a Delaware general partnership whose interest is owned 100% by affiliated entities, holds commercial mortgage pass-through certificates in the face amount of $453,546 at December 31, 1996. The commercial mortgage pass-through certificates bear interest at fixed-rates from 7.59% to 9.24% (weighted average 8.12%) and are due in April 2001. The variable-rate certificates bear interest at LIBOR, subject to an interest rate swap agreement plus 56 basis points (5.31% at December 31, 1996), and are due in April 2001. The debt is secured by assets of 17 of the Wholly-Owned Properties, and the debt's commercial mortgage pass-through certificate covenants require DCP to fund into escrow reserves for renovations, repairs and maintenance and tenant allowances, and to maintain minimum debt service coverage ratios (as defined) and other restrictive covenants. DCP has obtained an extension to the cure period for a default related to one of the properties. The default provisions relate solely to one individual property and not to the remaining properties in the Securitized Debt Financing pool. Management intends to complete the required changes within the extended cure period, which is expected to be extended to December 1998.

     6 7/8% Unsecured Notes. The nonconvertible investment-grade unsecured debt securities (the "Notes") were issued on November 21, 1996. The Notes pay interest semiannually, mature in 2006, are guaranteed by SDG, LP and SPG, LP, and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The Notes were issued under the Operating Partnership's $750,000 shelf registration which became effective in November 1996, of which $500,000 remains available.

     6 3/4% Putable Asset Trust Securities (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. The notes, pursuant to Rule 144A under the Securities Act of 1933, are guaranteed by SPG, LP and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

     $500,000 Shelf Registration. SPG, LP has a $500,000 debt shelf registration which became effective December 1995. At December 31, 1996, no securities have been issued under this registration statement.

          Variable-Rate Debt

     Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 5.31% to 7.59% (weighted average of 6.30% at December 31, 1996) and are due at various dates through 2002 (average maturity of 2.6 years). Certain of the Properties are subject to the collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

     Credit Facility. On September 27, 1996, the Operating Partnership obtained a $750,000 three-year unsecured facility (the "Credit Facility") which has a one-year extension available at the option of the Operating Partnership. The Credit Facility bears interest at LIBOR plus 90 basis points and is guaranteed by the Operating Partnership. The maximum and average amounts outstanding during 1996 under the Credit Facility were $438,000 and $292,350, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1996, the Credit Facility had an interest rate of 6.43%, with $510,000 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a market capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four unconsolidated Joint Venture Properties. The transaction consisted of the payoff of one loan totaling $43,375, the buyout of the contingent interest feature on all four loans for $21,000 and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

          Debt Maturity and Other

     As of December 31, 1996, scheduled principal repayments on indebtedness were as follows:

         1997                                          $    49,829
         1998                                              367,699
         1999                                              476,255
         2000                                              395,147
         2001                                              659,950
         Thereafter                                      1,720,645
                                                      ------------
         Total principal maturities                      3,669,525
         Net unamortized debt premiums                      12,459
                                                      ------------
         Total mortgages and other notes payable       $ 3,681,984
                                                      ============

     Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

     The unconsolidated partnerships and joint ventures have $1,121,804 and $410,652 of mortgages and other notes payable at December 31, 1996 and 1995, respectively. The Operating Partnership's share of this debt was $448,218 and $167,644 at December 31, 1996 and 1995, respectively. This debt becomes due in installments over various terms extending to January 1, 2006, with interest rates ranging from 5.72% to 9.52% (weighted average rate of 7.24% at December 31, 1996). The debt matures $15,224 in 1997, $177,168 in 1998, $261,980 in
1999, $79,446 in 2000, $66,683 in 2001 and $521,303 thereafter.

     Net extraordinary losses of $3,521, $3,285 and $17,980 for the years ended December 31, 1996, 1995 and 1994, respectively, were incurred, resulting from the early extinguishment or refinancing of debt.

          Interest rate Protection Agreements

     The Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $394,079 principal amount of debt and cap LIBOR at rates ranging from 5.0% to 8.7% through the related debt's maturity. Swap arrangements, which effectively fix the Operating Partnership's interest rate on the respective borrowings, have been entered into for $217,682 principal amount of debt, with various maturities through March 2001. Costs of the caps ($7,792) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $3,343 as of December 31, 1996. The Operating Partnership's hedging activity as a result of interest swaps and caps resulted in interest savings of $2,165 and $3,528 for the years ended December 31, 1996 and 1995, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rate.

          Fair Value of Financial Instruments

     SFAS No. 107 requires disclosure about fair value for all financial instruments. The carrying value of variable-rate mortgages and other loans and interest rate protection agreements represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $3,000,000 and $1,375,000 at December 31, 1996 and 1995, respectively. The fair value of the interest rate protection agreements at December 31, 1996 and 1995, was $5,616 and $3,900, respectively. At December 31, 1996 and 1995, the estimated discount rates were 7.25% and 7.00%, respectively.

9.  Rentals under Operating Leases

     The Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1996, are as follows:

               1997                          $   475,751
               1998                              440,017
               1999                              398,641
               2000                              351,520
               2001                              303,979
               Thereafter                      1,190,176
                                             -----------
                                             $ 3,160,084
                                             ===========

     Approximately 2.3% of future minimum rents to be received are attributable to leases with JCPenney, Inc., an affiliate of a limited partner in the Operating Partnership.

10.  Capital Stock

     Under its Charter, as supplemented, the Company is authorized to issue 650,000,000 shares, par value $0.0001 per share, of capital stock. The authorized shares of capital stock consist of 4,000,000 shares of Series A preferred stock, 9,200,000 shares of Series B preferred stock, 374,796,000 shares of common stock, 12,000,000 shares of Class B common stock, 4,000 shares of Class C common stock, and 250,000,000 shares of excess stock.

     The Board of Directors is authorized to reclassify the excess stock into one or more additional classes and series of capital stock to establish the number of shares in each class or series and to fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, and qualifications and terms and conditions of redemption of such class or series, without any further vote or action by the shareholders. The issuance of additional classes or series of capital stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action of the shareholders. The ability of the Board of Directors to issue additional classes or series of capital stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no current plans to issue any additional classes or series of stock.

     The holders of common stock of the Company are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, other than for the election of directors. The holders of Class B common stock are entitled to elect four of the thirteen members of the board. The holder of the Class C common stock, which was issued in connection with the Merger, as described below, is entitled to elect two of the thirteen members of the board. The Class B and Class C shares can be converted into shares of common stock at the option of the holders. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the sale or transfer thereof to a person not affiliated with the Simons. Shares of Class C common stock convert automatically into an equal number of shares of common stock upon the sale or transfer thereof to a person not affiliated with the members of the DeBartolo family or entities controlled by them. The Company has reserved 3,200,000 and 4,000 shares of common stock for the possible conversion of the outstanding Class B and Class C shares, respectively.

     In January 1995, the Company filed a shelf registration with the Securities and Exchange Commission covering 15,000,000 shares of common stock. In April 1995, 6,000,000 of these shares were sold in an underwritten offering. In May 1995, the underwriters closed on a portion (241,854 shares) of the over-allotment option granted them in connection with the above offering. Proceeds from these transactions were used to repay debt. As a result of these transactions, the Company's ownership in the Operating Partnership increased from 57.7% to 60.5%. Pro forma earnings per share for 1995 would still have been $1.04 if the 6,000,000 common share offering and the over-allotment offering had occurred at the beginning of the year.

     On February 10, 1995, one of the Operating Partnership's limited partners exchanged its 212,114 Units for 212,114 shares of common stock.

     On July 31, 1995, the Company filed a shelf registration statement that became effective October 17, 1995, for 4,205,438 shares of common stock. The shares relate to the shares issuable upon conversion of Units held by existing limited partners of the Operating Partnership (3,005,438 shares) and to the shares of common stock issued in connection with the Crossroads Mall transaction.

     On October 27, 1995, the Company completed a $100,000 private placement of 4,000,000 shares of Series A preferred stock. Dividends on the preferred stock are paid quarterly at the greater of 8.125% per annum or the dividend rate payable under the underlying common stock. The holders of the preferred stock have the right to convert the preferred stock into common stock after two years at an initial conversion ratio equal to 0.9524. The Company may redeem the preferred stock after five years upon payment of premiums that decline to $25.00 per share over the following seven years. The holders of the preferred stock are entitled to vote on all matters submitted to a vote of holders of common stock, based on the number of shares of common stock into which the preferred stock can be converted. The Company contributed the proceeds to the Operating Partnership in exchange for preferred Units. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

     On December 21, 1995, a limited partner in the Operating Partnership exchanged 121,348 Units for 121,348 shares of common stock.

     As described in Note 3, in connection with the Merger on August 9, 1996, the Company issued 37,873,965 shares of common stock and 4,000 shares of Class C common stock for the acquisition of DRC.

     On September 27, 1996, the Company completed a $200,000 public offering (the "Preferred Offering") of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to the Operating Partnership in exchange for preferred Units. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

          Stock Option Plans

     The Company and the Operating Partnership adopted an Employee Stock Plan (the "Employee Plan"). The Company also adopted a Director Stock Option Plan (the "Director Plan" and, together with the Employee Plan, the "Stock Option Plans") for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 4,595,000 shares of common stock under the Employee Plan and 100,000 shares of common stock under the Director Plan. If stock options granted in connection with the Stock Option Plans are exercised at any time or from time to time, the partnership agreement requires the Company to sell to the Operating Partnership, at fair market value, shares of the Company's common stock sufficient to satisfy the exercised stock options. The Company also is obligated to purchase Units for cash in an amount equal to the fair market value of such shares.

          Employee Plan

     The Employee Plan is currently administered by the Company's Compensation Committee (the "Committee"). During the ten-year period following the adoption of the Employee Plan, the Committee may, subject to the terms of the Employee Plan and in certain instances subject to board approval, grant to key employees (including officers and directors who are employees) of the Operating Partnership or its "affiliates" (as defined in the Employee Plan) the following types of awards: stock options (including options with a reload feature), stock appreciation rights, performance units and shares of restricted or unrestricted common stock. Awards granted under the Employee Plan become exercisable over the period determined by the Committee. The exercise price of an option may not be less than the fair market value of the shares of the common stock on the date of grant. The options vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The options expire ten years from the date of grant.

          Director Plan

     Directors of the Company who are not also employees of the Company or its "affiliates" (as defined in the Director Plan) participate in the Director Plan. Under the Director Plan, each eligible director is automatically granted options ("Director Options") to purchase 5,000 shares of common stock upon the director's initial election to the Board of Directors and 3,000 shares of common stock upon each reelection of the director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Company's common stock on the date of grant. Director Options become exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Company occurs and will remain exercisable through the tenth anniversary of the date of grant (the "Expiration Date"). Prior to their Expiration Dates, Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements. The impact on pro forma net income and earnings per share as a result of applying the intrinsic value method was not material.

     Information relating to the Stock Option Plans from January 1, 1994 through December 31, 1996 is as follows:


                                               Director Plan              Employee Plan
                                         -------------------------  ------------------------Option
                                                      Price                     Option Price
                                           Options    per Share       Options    per Share
                                           ---------  --------------   ---------  --------------
Shares under option at January 1, 1994       25,000        $  22.25    735,000        $  22.25
Granted                                      15,000           27.00   1,363,272   23.44 - 25.25
Exercised                                         -               -          -               -
Forfeited                                         -               -   (28,125)           23.44
                                           ---------  --------------   ---------  --------------
Shares under option at December 31, 1994     40,000   22.25 - 27.00   2,070,147   22.25 - 25.25

Granted                                      15,000       24.94 (1)          -               -

Exercised                                         -               -    (6,876)           23.44

Forfeited                                         -               -   (49,137)   23.44 - 25.25

                                           ---------  --------------   ---------  --------------
Shares under option at December 31, 1995     55,000  $22.25 - 27.00   2,014,134  $22.25 - 25.25
Granted                                      40,000       24.37 (1)          -               -
Exercised                                   (5,000)           24.75   (367,151)   24.88 - 30.75
Forfeited                                         -               -   (24,000)   23.44 - 25.25
                                           ---------  --------------   ---------  --------------
Shares under option at December 31, 1996     90,000  $22.25 - 27.38   1,622,983  $22.25 - 25.25
                                           =========  ==============   =========  ==============
Options exercisable at December 31, 1996     50,000      $24.59 (1)   1,496,117    $22.97 (1)
                                           =========  ==============   =========  ==============
Shares available for grant at
 December 31, 1996                           5,000                   1,597,990
                                           =========                   =========

     (1) Represents the average price.

          Stock Incentive Programs

Two stock incentive programs are currently in effect.

     In October 1994, under the Employee Plan of the Company and the Operating Partnership, the Company's Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which restricted stock award shares have been granted to certain employees at no cost. The outstanding restricted stock award shares vest in four installments of 25% each on January 1 of each year following the year in which the restricted shares are awarded. The cost of restricted stock awards, based on the stock's fair market value at the determination dates, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was allocated to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program. During 1996 and 1995, 200,030 and 144,196 shares of common stock, respectively, were granted under the Stock Incentive Program. Approximately $2,084 and $918 relating to this program were amortized in 1996 and 1995, respectively.

     Under the terms of the second stock incentive plan, which was originated by DRC prior to the Merger (the "DRC Plan"), 2,108,000 shares of common stock are available for grant, subject to certain performance standards and other terms of the plan. A total of 1,865,240 shares of common stock have been approved by the Compensation Committee of the Board of Directors. The DRC Plan was recently amended so that its terms and conditions are substantially the same as those of the Stock Incentive Program.

          Exchange Rights

     Limited partners in the Operating Partnership have the right to exchange all or any portion of their Units for shares of common stock on a one-for-one basis or cash, as selected by the Company's Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Company's common stock at that time. The Company has reserved 60,974,050 shares of common stock for possible issuance upon the exchange of Units.

11.  Employee Benefit Plans

     The Operating Partnership and affiliated entities currently maintain two tax-qualified retirement 401(k) savings plans. The second plan is in place as a result of the Merger. The two plans will be merged into one plan effective in 1997. Under the plans, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and one plan provides annual contributions of 3% of eligible employees' compensation. The Operating Partnership contributed $2,350, $1,716 and $1,628 to the plans in 1996, 1995 and 1994, respectively.

     Except for the 401(k) plans, the Company offers no other postretirement or postemployment benefits to its employees.

12.  Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

     The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

     Roel Vento et al. v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al. v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

     The Company currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Company's financial position or results of operations.

          Financing Commitments

     The Operating Partnership has agreed to equity funding commitments of $14,000 and $31,103 relating to the construction of Grapevine Mills and The Mall at the Source, respectively. The Operating Partnership had satisfied $24,241 of its commitment on The Mall at the Source at December 31, 1996.

          Lease Commitments

     As of December 31, 1996, a total of 29 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2087. These ground leases generally require payments by the Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the Operating Partnership for the years ended December 31, 1996, 1995 and 1994, was $8,506, $6,700 and $5,808, respectively.

     Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

                  1997                    $   6,153
                  1998                        6,146
                  1999                        6,152
                  2000                        6,162
                  2001                        6,057
                  Thereafter                364,756
                                          ---------
                                          $ 395,426
                                          =========
          Environmental Matters

     Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

          Other

     The Operating Partnership's partner in Rolling Oaks Mall has the right to transfer its ownership interest to the Operating Partnership in exchange for Units based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002. Rolling Oaks Mall is a Joint Venture Property accounted for using the equity method of accounting.

13.  Quarterly Financial Data (Unaudited)

Summarized quarterly 1996 and 1995 data is as follows:

                               First      Second       Third       Fourth
                              Quarter     Quarter     Quarter      Quarter      Total
           1996              ---------   ---------   ---------    ---------   --------------
--------------------
Total revenue                $ 139,444   $ 143,761    $ 202,436   $ 262,063   $ 747,704
Operating income                61,073      63,051       82,715     124,673     331,512
Income of the Operating
Partnership before
extraordinary items             23,832      23,968       28,839      58,024     134,663
Net income available to
common shareholders             13,154      13,412       14,784      31,211      72,561
Net income before
extraordinary items per
share                             0.23        0.23         0.20        0.33        1.02
Net income per share         $    0.23   $    0.23    $    0.18   $    0.32   $    0.99

           1995
--------------------------
Total revenue                $ 129,490   $ 130,765    $ 138,042   $ 155,360   $ 553,657
Operating income                58,865      58,115       64,191      69,965     251,136
Income of the Operating
Partnership before
extraordinary items             22,207      23,528       26,946      28,824     101,505
Net income available to
common shareholders             12,647      13,947       14,774      16,413      57,781
Net income before
extraordinary items per
share                             0.26        0.25         0.28        0.29        1.08
Net income per share         $    0.26   $    0.25    $    0.25   $    0.28   $    1.04

     Primarily due to the cyclical nature of earnings available for common stock and the issuance of 37,873,965 additional shares of common stock in connection with the Merger, the sum of the quarterly earnings per share in 1996 varies from the annual earnings per share.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIMON DeBARTOLO GROUP, INC.


                                   By   /s/ David Simon
                                     -----------------
                                     David Simon
                                     Chief Executive Officer

March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Capacity                    Date
----------------------------      --------------------------  --------------

/s/ David Simon                   Chief Executive Officer     March 18, 1997
----------------------------       and Director (Principal
David Simon                        Executive Officer)

/s/ Herbert Simon                 Co-Chairman of the Board    March 18, 1997
----------------------------       of Directors
Herbert Simon

/s/ Melvin Simon                  Co-Chairman of the Board    March 18, 1997
----------------------------       of Directors
Melvin Simon

/s/ Richard Sokolov               President, Chief            March 18, 1997
----------------------------       Operating Officer
Richard Sokolov                    and Director

/s/ Edward J. DeBartolo, Jr.      Director                    March 18, 1997
----------------------------
Edward J. DeBartolo, Jr.

/s/ M. Denise DeBartolo York      Director                    March 18, 1997
----------------------------
M. Denise DeBartolo York

/s/ Birch Bayh                    Director                    March 18, 1997
----------------------------
Birch Bayh

/s/ William T. Dillard, II        Director                    March 18, 1997
----------------------------
William T. Dillard, II

/s/ G. William Miller             Director                    March 18, 1997
----------------------------
G. William Miller

/s/ Fredrick W. Petri             Director                    March 18, 1997
----------------------------
Fredrick W. Petri

/s/ Terry S. Prindiville          Director                    March 18, 1997
----------------------------
Terry S. Prindiville

/s/ J. Albert Smith               Director                    March 18, 1997
----------------------------
J. Albert Smith

/s/ Philip J. Ward                Director                    March 18, 1997
----------------------------
Philip J. Ward

/s/ Stephen E. Sterrett           Treasurer (Principal        March 18, 1997
----------------------------       Financial Officer)
Stephen E. Sterrett

/s/ Dennis L. Cavanagh            Senior Vice President,      March 18, 1997
----------------------------       Financial Services
Dennis L. Cavanagh                (Principal Accounting
                                   Officer)


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON SCHEDULE



To the Board of Directors of
Simon DeBartolo Group, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON DeBARTOLO GROUP, INC. (formerly Simon Property Group, Inc.) included in this Form 10-K, and have issued our report thereon dated February 18, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule is the responsibility of Simon DeBartolo Group, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 18, 1997



                           SIMON DeBARTOLO GROUP, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                  SCHEDULE III
                             (Dollars in thousands)


                                                      Cost Capitalized     Gross Amounts At
                                                       Subsequent to        Which Carried
                                     Initial Cost       Acquisition        At Close of Period
                                 -------------------- -----------------    ------------------
                                          Buildings         Buildings               Buildings               Accum-
                                             and               and                     and                  ulated
                         Encum-             Improve-          Improve-               Improve-              Depre-     Date of
Name, Location         brances     Land     ments     Land     ments         Land     ments     Total     ciation  Construction

 Regional Malls
Alton Square,             $0     $154      $7,641       $0    $1,174         $154      $8,815    $ 8,969      $917  1993 (Note 3)
Alton, IL
Amigoland Mall,            0    1,045       4,518        0       875        1,045       5,393      6,438     1,085  1974
Brownsville, TX
Anderson Mall,        19,000    1,838      18,122    1,363     1,785        3,201      19,907     23,108     2,752  1972
Anderson, SC
Barton Creek          63,549    4,413      20,699      771    15,849        5,184      36,548     41,732     4,058  1981
Square, Austin,
TX
Battlefield Mall,     50,724    4,040      29,783    3,225    29,388        7,265      59,171     66,436     6,980  1976
Springfield, MO
Bay Park Square,      11,961    6,997      25,623        0         0        6,997      25,623     32,620       310  1996 (Note 4)
Green Bay, WI
Bergen Mall,               0   11,020      92,541        0     3,962       11,020      96,503    107,523       686  1996 (Note 4)
Paramus, NJ
Biltmore Square,      28,265   10,907      19,315        0        78       10,907      19,393     30,300       234  1996 (Note 4)
Asheville, NC
Boynton Beach              0   33,758      67,710        0        26       33,758      67,736    101,494       836  1996 (Note 4)
Mall, Boynton
Beach, FL
Broadway Square,           0   11,470      32,450        0     1,327       11,470      33,777     45,247     2,042  1994 (Note 3)
Tyler, TX
Brunswick Square,     22,927    8,436      55,838        0       373        8,436      56,211     64,647       674  1996 (Note 4)
East Brunswick,
NJ
Castleton Square,          0   45,011      80,963        0        93       45,011      81,056    126,067       981  1996 (Note 4)
Indianapolis, IN
Century Consumer           0
Mall,
Merrillville, IN           0    2,190       9,589        0     1,314        2,190      10,903     13,093     2,054  1992 (Note 3)
Charles Town               0      539       2,825      500       530        1,039       3,355      4,394       575  1976
Square,
Charleston, SC
Chautauqua Mall,       4,984    3,258       9,659        0     2,499        3,258      12,158     15,416       111  1996 (Note 4)
Lakewood, NY
Cheltenham            16,945   14,226      43,799        0         0       14,226      43,799     58,025       528  1996 (Note 4)
Square,
Philadelphia, PA
Chesapeake            52,576   11,533      70,461        0         5       11,533      70,466     81,999       847  1996 (Note 4)
Square,
Chesapeake, VA
Cielo Vista Mall,     58,652    1,307      18,512      608    12,621        1,915      31,133     33,048     5,267  1974
El Paso, TX
College Mall,         43,429    1,012      16,245      722    16,298        1,734      32,543     34,277     4,790  1965
Bloomington, IN
Columbia Center,      43,369   27,170      58,185        0       517       27,170      58,702     85,872       742  1996 (Note 4)
Kennewick, WA
Cottonwood Mall,           0        0           0   12,555    69,173       12,555      69,173     81,728     1,337  1993
Albuquerque, NM
Crossroads Mall,      41,440      884      37,293      409    21,636        1,293      58,929     60,222     2,619  1994 (Note 3)
Omaha, NE
Crystal River         16,000   11,679      14,252        0       228       11,679      14,480     26,159       171  1996 (Note 4)
Mall, Crystal
River, FL
DeSoto Square,        40,869    9,531      52,716        0     2,050        9,531      54,766     64,297       641  1996 (Note 4)
Bradenton, FL
East Towne Mall,      55,000    5,269      22,965    3,699    20,083        8,968      43,048     52,016     2,216  1984
Knoxville, TN
Eastern Hills         40,869   15,444      47,604        0        77       15,444      47,681     63,125       604  1996 (Note 4)
Mall, Buffalo, NY
Eastgate Consumer     25,429      425       4,722      187     2,826          612       7,548      8,160     2,683  1991 (Note 3)
Mall,
Indianapolis, IN
Eastland Mall,        30,000    3,124      24,035      518     5,692        3,642      29,727     33,369     3,341  1986
Tulsa, OK
Forest Mall, Fond     12,800      754       4,498        0       903          754       5,401      6,155     1,035  1973
Du Lac, WI
Forest Village        20,600    1,212       4,625      757     3,401        1,969       8,026      9,995     1,171  1980
Park,
Forestville, MD
Fremont Mall,              0       26       1,280      265     1,718          291       2,998      3,289       237  1983
Fremont, NE
Glen Burnie Mall,      6,978    7,422      22,878        0         0        7,422      22,878     30,300       275  1996 (Note 4)
Glen Burnie, MD
Golden Ring Mall,     29,750    1,130       8,955      572     8,436        1,702      17,391     19,093     2,486  1974 (Note 3)
Baltimore, MD
Great Lakes Mall,     62,856   14,608     100,362        0       318       14,608     100,680    115,288     1,216  1996 (Note 4)
Cleveland, OH
Greenwood Park        36,374    2,606      23,500    5,275    50,895        7,881      74,395     82,276     8,648  1977
Mall, Greenwood,
IN
Gulf View Square,     38,600   13,689      39,997        0        11       13,689      40,008     53,697       481  1996 (Note 4)
Port Richey, FL
Heritage Park,             0      598       6,213        0       705          598       6,918      7,516     1,118  1978
Midwest City, OK
Hutchinson Mall,      11,523    1,777      18,427        0     2,174        1,777      20,601     22,378     2,753  1985
Hutchison, KS
Independence
Center,
Independence, MO           0    5,539      45,822        0     2,080        5,539      47,902     53,441     2,838  1994 (Note 3)
Ingram Park Mall,     56,107      820      17,182      169    11,562          989      28,744     29,733     4,167  1979
San Antonio, TX
Irving Mall,          43,375    6,736      17,479    2,533    10,673        9,269      28,152     37,421     4,966  1971
Irving, TX
Jefferson Valley      50,000    4,869      30,304        0     2,649        4,869      32,953     37,822     4,240  1983
Mall, Yorktown,
NY
La Plaza,             50,526    2,194       9,828        0     2,042        2,194      11,870     14,064     1,571  1976
McAllen, TX
Lafayette Square,          0   25,546      43,294        0     1,988       25,546      45,282     70,828       483  1996 (Note 4)
Indianapolis, IN
Lima Mall, Lima,      19,412    7,910      35,495        0       219        7,910      35,714     43,624       431  1996 (Note 4)
OH
Lincolnwood Town
Center,
Lincolnwood, IL       63,000   11,197      63,490       28         0       11,225      63,490     74,715     5,926  1990
Longview Mall,        22,100      278       3,602      124     2,437          402       6,039      6,441     1,208  1978
Longview, TX
Machesney Park             0      613       7,460      120     3,025          733      10,485     11,218     1,683  1979
Mall, Rockford,
IL
Mall of the           40,706    1,861       4,708        0         0        1,861       4,708      6,569        57  1996 (Note 4)
Mainland,
Galveston, TX
Markland Mall,        10,000        0       7,568        0       901            0       8,469      8,469       913  1983
Kokomo, IN
Mc Cain Mall, N.      26,304        0       9,515        0     5,303            0      14,818     14,818     2,856  1973
Little Rock, AK
Melbourne Square,     40,214   20,552      51,110        0        48       20,552      51,158     71,710       616  1996 (Note 4)
Melbourne, FL
Memorial Mall,             0      175       4,881        0       624          175       5,505      5,680       740  1980
Sheboygan, WI
Miami                 47,500   18,685      69,959        0        22       18,685      69,981     88,666     9,104  1996 (Note 4)
International
Mall, Miami, FL
Midland Park          22,500      704       9,613        0     2,510          704      12,123     12,827     1,996  1980
Mall, Midland, TX
Miller Hill Mall,     34,500    2,537      18,114        0     1,522        2,537      19,636     22,173     2,556  1973
Duluth, MN
Mission Viejo              0    9,139      54,445        0     9,595        9,139      64,040     73,179       701  1996 (Note 4)
Mall, Mission
Viejo, CA
Mounds Mall,               0        0       2,689        0     1,536            0       4,225      4,225       681  1964
Anderson, IN
Muncie Mall,          44,000      210       5,964        0    12,906          210      18,870     19,080     1,434  1975
Muncie, IN
North East Mall,      22,442    1,440      13,473      784    15,447        2,224      28,920     31,144       369  1996 (Note 4)
Hurst, TX
North Towne           23,500      579       8,382        0     1,411          579       9,793     10,372     2,205  1980
Square, Toledo,
OH
Northgate             80,983   89,991      57,873        0       283       89,991      58,156    148,147       699  1996 (Note 4)
Shopping Center,
Seattle
Northwoods Mall,           0    1,202      12,779    1,449    17,574        2,651      30,353     33,004     4,484  1983 (Note 3)
Peoria, IL
Orange Park Mall,          0   13,345      65,173        0     2,241       13,345      67,414     80,759     3,881  1994 (Note 3)
Orange Park, FL
Paddock Mall,         30,700   20,420      30,490        0        32       20,420      30,522     50,942       368  1996 (Note 4)
Ocala, FL
Port Charlotte        46,548    5,561      59,381        0         9        5,561      59,390     64,951       715  1996 (Note 4)
Town Center, Port
Charlotte, FL
Prien Lake Mall,           0    1,926       2,829      725     3,338        2,651       6,167      8,818       821  1972
Lake Charles, LA
Raleigh Springs       24,921    9,137      28,604        0        34        9,137      28,638     37,775       339  1996 (Note 4)
Mall, Memphis, TN
Randall Park          34,269    4,421      52,456        0       480        4,421      52,936     57,357       650  1996 (Note 4)
Mall, Cleveland,
OH
Richardson            15,948    4,867       6,329        0       101        4,867       6,430     11,297       101  1996 (Note 4)
Square, Dallas,
YX
Richmond Mall,             0    2,666      12,112        0         2        2,666      12,114     14,780       146  1996 (Note 4)
Cleveland, OH
Richmond Square,       6,977    4,309      11,343        0       488        4,309      11,831     16,140       137  1996 (Note 4)
Richmond, IN
Ross Park Mall,       60,000   15,269      50,995    9,617    40,162       24,886      91,157    116,043     2,554  1996 (Note 4)
Pittsburgh, PA
South Park Mall,      24,748      855      13,691       74     2,193          929      15,884     16,813     2,682  1975
Shreveport, LA
Southern Park         55,822   16,982      77,774       97     2,792       17,079      80,566     97,645       947  1996 (Note 4)
Mall, Youngstown,
OH
Southgate Mall,            0    1,817       7,974        0     2,826        1,817      10,800     12,617     1,282  1988 (Note 3)
Yuma, AZ
Southtown Mall,            0    2,059      13,288        0       959        2,059      14,247     16,306     3,395  1969
Ft. Wayne, IN
St Charles Towne
Center
Waldorf, MD                0    9,328      52,974    1,180     8,786       10,508      61,760     72,268     7,909  1990
Summit Mall,          29,904   25,037      45,036        0     7,106       25,037      52,142     77,179       493  1996 (Note 4)
Akron, OH
Sunland Park          40,149    2,896      28,900        0     1,664        2,896      30,564     33,460     4,771  1988
Mall, El Paso, TX
Tacoma Mall,          94,752   39,504     125,826        0       859       39,504     126,685    166,189     1,520  1996 (Note 4)
Tacoma, WA
Tippecanoe Mall,      47,556    4,320       8,474    5,355    30,307        9,675      38,781     48,456     4,500  1973
Lafayette, IN
Towne East            57,419    9,495      18,479    2,042     7,134       11,537      25,613     37,150     4,540  1975
Square, Wichita,
KS
Towne West            40,250      988      21,203       76     3,493        1,064      24,696     25,760     4,050  1980
Square, Wichita,
KS
Treasure Coast        54,581   11,124      73,108        0         0       11,124      73,108     84,232       882  1996 (Note 4)
Square, Stuart,
FL
Tyrone Square,        68,780   15,638     120,962        0       125       15,638     121,087    136,725     1,442  1996 (Note 4)
St. Petersburg,
FL
University Mall,           0      123      17,411        0       320          123      17,731     17,854     2,824  1967
Little Rock, AK
University Mall,           0    4,741      26,657        0     1,113        4,741      27,770     32,511     1,636  1994 (Note 3)
Pensacola, FL
University Park       59,500   15,105      61,466        0     4,019       15,105      65,485     80,590     6,587  1996 (Note 4)
Mall, South Bend,
IN
Upper Valley          27,911    8,422      38,745        0       153        8,422      38,898     47,320       473  1996 (Note 4)
Mall,
Springfield, OH
Valle Vista Mall,     34,837    1,398      17,266      372     6,692        1,770      23,958     25,728     3,161  1983
Harlingen, TX
Virginia Center            0    9,765      64,285        0       397        9,765      64,682     74,447       449  1996 (Note 4)
Commons
Washington            42,861   20,146      41,248        0       218       20,146      41,466     61,612       505  1996 (Note 4)
Square,
Indianapolis, IN
West Ridge Mall,      50,005    5,775      34,132      197     2,317        5,972      36,449     42,421     4,573  1988
Topeka, KS
White Oaks Mall,      16,500    3,024      35,692    1,153    12,835        4,177      48,527     52,704     3,269  1977
Springfield, IL
Wichita Mall,              0        0       4,535        0       384            0       4,919      4,919       865  1981
Wichita, KS
Windsor Park          14,960    1,194      16,940      130     3,197        1,324      20,137     21,461     3,087  1976
Mall, San
Antonio, TX
Woodville Mall,            0    1,830       4,454        0         0        1,830       4,454      6,284        54  1996 (Note 4)
Toledo, OH
Community
Shopping Centers
Arvada Plaza,              0       70         342        0       581           70         923        993       119  1966
Arvada, CO
Aurora Plaza,              0       35       5,754        0       908           35       6,662      6,697     1,009  1966
Aurora, CO
Bloomingdale          29,009    9,735      26,184        0       648        9,735      26,832     36,567     2,209  1987
Court,
Bloomingdale, IL
Boardman Plaza,       13,955    8,189      26,355        0       134        8,189      26,489     34,678       318  1996 (Note 4)
Youngstown, OH
Bridgeview Court,          0      308       3,638        0         0          308       3,638      3,946       383  1988
Bridgeview, IL
Brightwood Plaza,          0       65         128        0       208           65         336        401        61  1965
Indianapolis, IN
Bristol Plaza,             0       61         325        0        21           61         346        407        94  1966
Bristol, VA
Buffalo Grove              0    2,044       6,602        0       209        2,044       6,811      8,855       225  1988
Towne Center,
Buffalo Grove, IL
Celina Plaza, El           0      138         815        0        13          138         828        966       108  1977
Paso, TX
Chesapeake             6,563    5,500      12,279        0        23        5,500      12,302     17,802       148  1996 (Note 4)
Center,
Chesapeake, VA
Cohoes Commons,            0    1,698       8,426        0        51        1,698       8,477     10,175     1,282  1984
Rochester, NY
Countryside                0    1,243       8,507        0       481        1,243       8,988     10,231     1,410  1977
Plaza,
Countryside, IL
East Towne                 0    3,921       5,345        0     1,604        3,921       6,949     10,870       632  1990
Commons,
Knoxville, TN
Eastland Plaza,            0      908       3,709        0        29          908       3,738      4,646       374  1987
Tulsa, OK
Forest Plaza,         16,904    4,270      16,818      453       364        4,723      17,182     21,905     1,231  1985
Rockford, IL
Fox River Plaza,      12,654    2,907       9,453        0        60        2,907       9,513     12,420       716  1985
Elgin, IL
Great Lakes                0    1,027       2,025        0       925        1,027       2,950      3,977        26  1996 (Note 4)
Plaza, Cleveland,
OH
Greenwood Plus,            0    1,350       1,792        0     3,914        1,350       5,706      7,056       507  1979 (Note 3)
Greenwood, IN
Griffith Park              0        0       2,412        0        93            0       2,505      2,505       398  1979
Plaza, Griffith,
IN
Grove at Lakeland      3,750    5,237       6,016        0        42        5,237       6,058     11,295        73  1996 (Note 4)
Square, The,
Lakeland, FL
Hammond Square,            0        0          27        0         1            0          28         28         4  1974
Sandy Springs, GA
Highland Lakes        14,377   13,950      18,490        0         6       13,950      18,496     32,446       223  1996 (Note 4)
Center, Orlando,
FL
Ingram Plaza, San          0      421       1,802        4        22          425       1,824      2,249       338  1980
Antonio, TX
Lake Plaza,                0    2,868       6,420        0       203        2,868       6,623      9,491       445  1986
Waukegan, IL
Lake View Plaza,      22,169    4,775      17,586        0       256        4,775      17,842     22,617     1,239  1986
Orland Park, IL
Lima Center Lima,          0    1,808       5,151        0         0        1,808       5,151      6,959        58  1996 (Note 4)
OH
Lincoln Crossing,        997    1,079       2,692        0        36        1,079       2,728      3,807       329  1990
O'Fallon, IL
Mainland               3,516    1,850       1,737        0         2        1,850       1,739      3,589        82  1996 (Note 4)
Crossing,
Galveston, TX
Maplewood Square,          0      466       1,249        0        42          466       1,291      1,757       220  1987
Omaha, NE
Markland Plaza,            0      210       1,258        0       356          210       1,614      1,824       282  1975
Kokomo, IN
Martinsville               0        0         584        0        45            0         629        629       199  1980
Plaza,
Martinsville, VA
Marwood Plaza,             0       52       3,597        0        82           52       3,679      3,731       402  1962
Indianapolis, IN
Matteson Plaza,       11,159    1,830       9,737        0     1,496        1,830      11,233     13,063       813  1988
Matteson, IL
Memorial Plaza,            0      250         436        0       129          250         565        815       156  1966
Sheyboygan, WI
Mounds Mall                0       88         158        0         1           88         159        247        30  1975
Cinema, Anderson,
IN
New Castle Plaza,          0      128       1,621        0       426          128       2,047      2,175       337  1966
New Castle, IN
North Ridge                0    2,831       7,699        0        30        2,831       7,729     10,560       653  1985
Plaza, Joliet, IL
North Riverside
Park Plaza,
N. Riverside, IL       7,785    1,062       2,490        0       195        1,062       2,685      3,747       454  1977
Northland Plaza,           0    4,490       8,893        0       271        4,490       9,164     13,654       602  1988
Columbus, OH
Northwood Plaza,           0      304       2,922        0       330          304       3,252      3,556       494  1977
Fort Wayne, IN
Park Plaza,                0      300       1,572        0        24          300       1,596      1,896       224  1968
Hopkinsville, KY
Regency Plaza,         1,878      616       4,963        0       126          616       5,089      5,705       319  1988
St. Charles, MO
St. Charles Towne     30,887    8,835      18,993        0         0        8,835      18,993     27,828     1,412  1987
Plaza, Waldorf,
MD
Teal Plaza,                0       99         878        0        93           99         971      1,070        96  1986
Lafayette, IN
Terrace at The         4,688    5,647       4,126        0       930        5,647       5,056     10,703        57  1996 (Note 4)
Florida Mall,
Orlando, FL
Tippecanoe Plaza,          0      265         440      305     3,315          570       3,755      4,325       355  1962
Lafayette, IN
University                 0    2,388       5,214        0         3        2,388       5,217      7,605     1,031  1996 (Note 4)
Center, South
Bend, IN
Wabash Village,            0        0         976        0        58            0       1,034      1,034       175  1976
West Lafayette,
IN
Washington Plaza,          0      942       1,697        0         0          942       1,697      2,639       233  1996 (Note 4)
Indianapolis, IN
West Ridge Plaza,      4,612    1,491       4,620        0       508        1,491       5,128      6,619       310  1988
Topeka, KS
White Oaks Plaza,     12,345    3,265      14,267        0       154        3,265      14,421     17,686     1,022  1986
Springfield, IL
Wood Plaza, Fort           0       45         380        0       701           45       1,081      1,126       158  1967
Dodge, IA
Speciality Retail
Centers
The Forum Shops
at Caesars,
Las Vegas, NV        122,716        0      72,866        0    39,931            0     112,797    112,797     8,220  1992
Trolley Square,       27,141    4,899      27,539      263       639        5,162      28,178     33,340     2,968  1986 (Note 3)
Salt Lake City,
UT
Mixed-Use
Properties
New Orleans           20,934    3,769      41,231        0       701        3,769      41,932     45,701       491  1996 (Note 4)
Centre, New
Orleans, LA
O Hare
International
Center,
Rosemont, IL          27,500      172      60,287        1     8,210          173      68,497     68,670    11,270  1986
Riverway,            131,450    8,738     129,175       16     5,886        8,754     135,061    143,815    21,580  1988
Rosement, IL
Development
Projects
Bowie Town                      6,000           0        0        11        6,000          11      6,011         0  1996 (Note 4)
Center, Bowie, MD
Indian River                      826           0        0        57          826          57        883         0  1996 (Note 4)
Peripheral, Vero
Beach, FL
The Shops at
Sunset Place,
South Miami, FL            0   11,898       3,210      399    12,960       12,297      16,170     28,467         0  1995
Other                      0        0         674        0       884            0       1,558      1,558         0  1995
                  $3,089,525 $944,129  $3,648,643  $59,092  $621,601   $1,003,221  $4,270,244 $5,273,465  $270,637
                  ========== ========  ==========  =======  ========   ==========  ========== ==========  ========


                          SIMON DeBARTOLO GROUP, INC.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1996

                            (Dollars in thousands)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1996 and 1995 are as follows:


                                         1996            1995
                                     ------------    ------------
Balance, beginning of year              $2,143,925     $1,887,122
Acquisitions                             2,843,287         32,547
Improvements                               224,605         73,097
Disposals                                 (19,579)       (12,722)
Consolidation                               81,227        163,881
                                       -----------    -----------
Balance, close of year                  $5,273,465     $2,143,925
                                       ===========    ===========

     The aggregate net book value for federal income tax purposes as of December 31, 1996 was $3,161,185.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1996 and 1995 are as follows:


                                           1996            1995
                                         -----------    -----------
Balance, beginning of year                 $ 147,341     $   68,222
Carryover of minority
partners' interest in
accumulated depreciation
of DeBartolo Properties                       13,505             --
Depreciation expense                         120,565         79,126
Disposals                                   (10,774)            (7)
                                         -----------    -----------
Balance, close of year                     $ 270,637      $ 147,341
                                         ===========    ===========

     Depreciation of Simon DeBartolo Group, Inc.'s investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings - typically 35 years
     Improvements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by the Simons. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS
                                                               Sequential
Exhibits                                                        Page No.

2.1     Agreement and Plan of Merger among SPG, Sub and DRC,
        dated as of March 26, 1996, as amended (included as
        Annex I to the Prospectus/Joint Proxy Statement filed as
        part of Form S-4 of Simon Property Group, Inc.
        (Registration No. 333-06933)
3.1     Amended and Restated Charter.                             N/A
3.2     Amended and Restated Bylaws, incorporated by reference
        to Annex VIII of the Company's Schedule 14A on May 8,
        1996.
3.3     Articles Supplementary with respect to the Series B
        Preferred Stock of the Company to the Amended and
        Restated Charter.                                         N/A
*4.1    Secured Promissory Note and Open-End Mortgage and
        Security Agreement from Simon Property Group, L.P. in
        favor of Principal Mutual Life Insurance Company (Pool
        1).
*4.2    Secured Promissory Note and Open-End Mortgage and
        Security Agreement from Simon Property Group, L.P. in
        favor of Principal Mutual Life Insurance Company (Pool
        2).
4.3     Credit Agreement dated as of September 27, 1996 among
        the Operating Partnership and Morgan Guaranty Trust
        Company of New York, Union Bank of Switzerland and Chase
        Manhattan Bank as Lead Agents.                            N/A
*9.1    Voting Trust Agreement, Voting Agreement and Proxy
        between MSA, on the one hand, and Melvin Simon, Herbert
        Simon and David Simon, on the other hand.
10.1    Fifth Amended and Restated Limited Partnership Agreement
        of Simon DeBartolo Group, L.P. (Incorporated by
        Reference to Exhibit 10.1.1 of the Company's Form S-4 (Registration No. 333-06933))
10.2    Third Amended and Restated Agreement of Limited
        Partnership of Simon Property Group, L.P. (Incorporated
        by Reference to Exhibit 10.1.2 of the Company's Form S-4 (Registration No. 333-06933))
*10.3   Noncompetition Agreement dated as of December 1, 1993
        between the Company and each of Melvin Simon and Herbert
        Simon.
*10.4   Noncompetition Agreement dated as of December 1, 1993
        between the Company and David Simon.
*10.5   Restriction and Noncompetition Agreement dated as of
        December 1, 1993 among the Company and the Management
        Companies.
*10.6   Simon Property Group, L.P. Employee Stock Plan.
*10.7   Simon DeBartolo Group, Inc. Director Stock Option Plan.
10.8    Restated Indemnity Agreement dated as of August 9, 1996
        between the Company and its directors and officers.       N/A
*10.9   Option Agreement to acquire the Excluded Retail
        Properties.  (Previously filed as Exhibit 10.10.)
*10.10 Option Agreement to acquire the Excluded PropertiesLand. (Previously filed as Exhibit 10.11.)
*10.11  Registration Rights Agreement dated as of December 1,
        1993 between the Company, certain Limited Partners and certain other parties. (Previously filed as Exhibit
        10.12.)
*10.12  Option Agreements dated as of December 1, 1993 between the Management Company and Simon Property Group, L.P. (Previously filed as Exhibit 10.20.)
*10.13 Option Agreement dated as of December 1, 1993 to acquire Development Land. (Previously filed as Exhibit 10.22.)
*10.14 Option Agreement dated December 1, 1993 between the Management Company and Simon Property Group, L.P.
        (Previously filed as Exhibit 10.25.)
*10.15 Option Agreement dated December 1, 1993 between Simon Enterprises, Inc. and Simon Property Group, L.P.
        (Previously filed as Exhibit 10.26.)
*10.16  Lock-Up Agreement dated December 20, 1993 between MSA and Simon Property Group, L.P.  (Previously filed as
        Exhibit 10.27.)
***10.17Operating Agreement of Summit Mall Company, L.L.C. dated
        February 23, 1995.
***10.18Series A Preferred Stock Purchase Agreement between the
        Company and Algemeen Burgerlijk Pensioenfonds dated as
        of October 27, 1995.
10.19   Partnership Agreement of DeBartolo Capital Partnership
        (the "Financing Partnership") (Incorporated by reference
        to the 1994 DRC Form 10-K Exhibit 10(b).)
10.20 Amended and Restated Articles of Incorporation of DPMI (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(c).)
10.21 Amended and Restated Code of Regulations of DPMI (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(d).)
10.22 Assignment and Assumption of Management, Leasing and Development Agreements between DPMI and DRP, LP
        (Incorporated by reference to the 1995 DRC Form 10-K
        Exhibit 10.14.)
10.23   Assignment and Assumption of Corporate Services
        Agreement DPMI and DRP, LP (Incorporated by reference to
        the 1995 DRC Form 10-K Exhibit 10.15.)
10.24 Bill of Sale between DPMI and DRP, LP (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.16.)
10.25   First Amendment to the Corporate Services Agreement
        between DRC and DPMI (Incorporated by reference to the
        1995 DRC Form 10-K Exhibit 10.17.)
10.26 Service Agreement between EJDC and DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10.(f).)
10.27 Master Services Agreement between DRP, LP and DPMI (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(g).)
10.28   First Amendment to Master Services Agreement between
        DRP, LP and DPMI (Incorporated by reference to the 1995
        DRC Form 10-K Exhibit 10.20.)
10.29 Restated Master Services Agreement between the Financing Partnership and DPMI (Incorporated by reference to the
        1995 DRC Form 10-K Exhibit 10.22.)
10.30   Master Services Agreement between the Financing
        Partnership and DRP, LP (Incorporated by reference to
        the 1995 DRC Form 10-K Exhibit 10.23.)
10.31   Form of Mortgage or Securitized Debt Financing
        (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(i).)
10.32   Loan Agreement for Securitized Debt Financing
        (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(j).)
10.33   DRC 1994 Stock Incentive Plan  (Incorporated by
        reference to the 1994 DRC Form 10-K Exhibit 10(k).)
10.34   Purchase Option and Right of First Refusal Agreement
        between DRP, LP and Edward J. DeBartolo (for Northfield Square) (Incorporated by reference to the 1994 DRC Form
        10-K Exhibit 10(o).)
10.35   Indemnification Agreement between DRC and its directors
        and officers (Incorporated by reference to the 1994 DRC
        Form 10-K Exhibit 10(u).)
10.36   Amendment to Indemnification Agreement between DRP, LP
        and the directors and officers of DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.49.)
10.37   Indemnification Agreement between DRP, LP and the
        directors and officers of DPMI (Incorporated by
        reference to the 1995 DRC Form 10-K Exhibit 10.50.)
10.38   Indemnification Agreement between DPMI and its directors
        and officers (Incorporated by reference to the 1995 DRC
        Form 10-K Exhibit 10.51.)
10.39   Form of Partnership Interest Exchange Agreement among
        DRC; DRP, LP; and certain DeBartolo Employees (Relating
        to November 29, 1993 Private Placement) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(ac)(1).)
10.40   Form of Partnership Interest Exchange Agreement among
        DRC; DRP, LP; and certain DeBartolo Employees (Relating
        to April 1, 1994 Private Placement) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(ac)(2).)
10.41 Form of Partnership Interest Purchase Agreement with Amendment among DRC and certain DeBartolo Employees (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(ad).)
10.42   Letter Agreement regarding Access to Confidential
        Information among DRC; DRP, LP; and EJDC (Incorporated
        by reference to the 1994 DRC Form 10-K Exhibit 10(ae).)
10.43 Office Lease between DRP, LP and an affiliate of EJDC (Southwoods Executive Center) (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.69.)
10.44   Sublease between DRP, LP and DPMI (Incorporated by
        reference to the 1995 DRC Form 10-K Exhibit 10.70.)
10.45   Purchase Option and Right of First Refusal Agreement
        between DRP, LP and Robinson Mall, Inc. (for The Mall at Robinson Town Center) (Incorporated by reference to the
        1994 DRC Form 10-K Exhibit 10(p)(1).)
10.46   Purchase Option and Right of First Refusal Agreement
        between DRP, LP and EJDC (for SouthPark Center
        Development Site) (Incorporated by reference to the 1994
        DRC Form 10-K Exhibit 10(p)(2).)
10.47   Purchase Option and Right of First Refusal Agreement
        between DRP, LP and Washington Mall Associates (for Washington, Pennsylvania Site) (Incorporated by
        reference to the 1994 DRC Form 10-K Exhibit 10(p)(3).)
10.48   Purchase Option and Right of First Offer Agreement
        between DRP, LP and Cutler Ridge Mall, Inc. (for Cutler
        Ridge Mall) (Incorporated by reference to the 1994 DRC
        Form 10-K Exhibit 10(q)(1).)
10.49   Purchase Option and Right of First Offer Agreement
        between DRP, LP and Almonte, Inc. (for Red Bird Mall) (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(q)(2).)
10.50   Purchase Option and Right of First Refusal Agreement
        between DRP, LP and DeBartolo-Stow Associates (for
        University Town Center) (Incorporated by reference to
        the 1994 DRC Form 10-K Exhibit 10(r).)
10.51   Acquisition Option Agreement between DRP, LP and Coral
        Square Associates (for Coral Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(1).)
10.52   Acquisition Option Agreement between DRP, LP and
        Lakeland Square Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(s)(2).)
10.53   Amended and Restated Articles of Incorporation of SD
        Property Group, Inc.                                      N/A
10.54   Amended and Restated Regulations of SD Property Group,
        Inc.                                                      N/A
10.55   Indemnity Agreement by and between the Company and its
        new Directors, dated as of August 9, 1996                 N/A
10.56   Contribution Agreement, dated as of June 25, 1996, by
        and among DRC and the former limited partners of SPG,
        LP., excluding JCP Realty, Inc. and Brandywine Realty,
        Inc.                                                      N/A
10.57   JCP Contribution Agreement, dated as of August 8, 1996,
        by and among DRC and JCP Realty, Inc., and Brandywine
        Realty, Inc.                                              N/A
10.58   Subscription Agreement by and between Day Acquisition
        Corp., and the Purchaser (as defined in this Exhibit)     N/A
10.59   Amendment to Service Agreement dated as of August 9,
        1996, between EJDC and DPMI                               N/A
10.60   Registration Rights Agreement(the "Agreement"), dated as
        of August 9, 1996, by and among the "Simon Family
        Members" (As defined in the Agreement), SPG, Inc., JCP Realty, Inc., Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo Sr., Edward J. DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts and other entities listed on Schedule 2 of the Agreement, and any of their respective successors-in-interest and permitted assigns. N/A
10.61   Fourth Amendment to Purchase Option Agreement, dated as
        of July 15, 1996, between JCP Realty, Inc., and DRP, LP   N/A
21.1    List of Subsidiaries of the Company.                      N/A
23.1    Consent of Arthur Andersen LLP.                           N/A
99.1    Agreement dated November 13, 1996 between Simon
        DeBartolo Group, Inc. and Simon DeBartolo Group, L.P. (Incorporated by reference to Amendment No. 3 of Form S-
        3 filed by Simon DeBartolo Group, L.P. and Simon
        Property Group, L.P. on November 20, 1996 under
        Registration No. 333-11491)

    * Incorporated by reference to the exhibit with the same number (or as indicated) that was filed with Form 10-K for the fiscal year ended December 31, 1993.

    **   Incorporated by reference to the exhibit numbered as indicated that was filed with Form 10-K for the fiscal year ended December 31, 1994.

    *** Incorporated by reference to the exhibit numbered as indicated that was filed with Form 10-K for the fiscal year ended December 31, 1995.

                                                                   EXHIBIT 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into Simon DeBartolo Group, Inc.'s (formerly Simon Property Group, Inc.) previously filed Registration Statement File Nos. 33-79884, 33-87764, 33-87766, 33-89012, 33-95202, 333-11431 and 333-
06933.





                                   ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
March 24, 1997
















==============================================================
     CREDIT AGREEMENT

     Dated as of September 27, 1996

     among

     SIMON PROPERTY GROUP, L.P.


     SIMON-DeBARTOLO GROUP, L.P.

     THE INSTITUTIONS FROM TIME TO TIME
     PARTY HERETO AS LENDERS


     THE INSTITUTIONS FROM TIME TO TIME
     PARTY HERETO AS CO-AGENTS

     and


     UNION BANK OF SWITZERLAND, NEW YORK BRANCH
     AS ARRANGER

     and

     MORGAN GUARANTY TRUST COMPANY OF NEW YORK
     AS ARRANGER

     and

     THE CHASE MANHATTAN BANK
     AS ARRANGER

=================================================================

          CREDIT AGREEMENT


          This Credit Agreement dated as of September 27, 1996 (as amended, supplemented or modified from time to time, the "Agreement") is entered into among SIMON PROPERTY GROUP, L.P., a Delaware limited partnership ("SPGLP"), SIMON-DeBARTOLO GROUP, L.P., a Delaware limited partnership ("SDGLP"), the institutions from time to time a party hereto as Lenders, whether by execution of this Agreement or an Assignment and Acceptance, the institutions from time to time a party hereto as Co-Agents, whether by execution of this Agreement or an Assignment and Acceptance, and UNION BANK OF SWITZERLAND, NEW YORK BRANCH, as Arranger, MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Arranger, and THE CHASE MANHATTAN BANK, as Arranger.

R E C I T A L S
          WHEREAS, Simon DeBartolo Group, Inc. is the non-managing general partner of SDGLP;

          WHEREAS, Simon DeBartolo Group, Inc. is the sole general partner of SPGLP.;

          WHEREAS, SDGLP, a limited partner of SPGLP, beneficially owns ninety-nine percent (99%) of the economic interests in SPGLP;

          WHEREAS, each of SPGLP and SDGLP desire to consolidate their existing credit arrangements by entering into this Agreement, under which they both may borrow;

          WHEREAS, under the consolidated credit arrangement to be provided under this Agreement, each of SPGLP and SDGLP will realize certain financial and administrative benefits that they would not realize without such consolidation; and

          WHEREAS, to induce the Lenders (as defined below) to enter into this Agreement, SPGLP and SDGLP agree to be jointly and severally liable for all indebtedness and other obligations incurred hereunder, regardless of the entity which actually enjoys the proceeds borrowed hereunder (SPGLP and SDGLP having been advised by the Lenders that the Lenders would not enter into this Agreement without the assumption of such joint and several liability).

          NOW THEREFORE, in consideration of the foregoing, the mutual covenants and agreements set forth herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:


     ARTICLE I
     DEFINITIONS

          1.1. Certain Defined Terms. The following terms used in this Agreement shall have the following meanings, applicable both to the singular and the plural forms of the terms defined:

          "Affiliate", as applied to any Person, means any other Person that directly or indirectly controls, is controlled by, or is under common control with, that Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to vote fifteen percent (15.0%) or more of the equity Securities having voting power for the election of directors of such Person or otherwise to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting equity Securities or by contract or otherwise.

          "Agent" means UBS in its capacity as Payment and Disbursement Agent, each Arranger, each Co-Agent, and each successor agent appointed pursuant to the terms of Article XII of this Agreement.

          "Agreement" is defined in the preamble hereto.

          "Annual EBITDA" means, with respect to any Project or Minority Holding, as of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, an amount equal to (i) total revenues relating to such Project or Minority Holding for such period, less
(ii) total operating expenses relating to such Project or Minority Holding for such period (it being understood that the foregoing calculation shall exclude non-cash charges as determined in accordance with GAAP). Each of the foregoing amounts shall be determined by reference to the Borrower's Statement of Operations for the applicable periods. An example of the foregoing calculation is set forth on Exhibit G hereto.

          "Applicable Lending Office" means, with respect to a particular Lender, (i) its Eurodollar Lending Office in respect of provisions relating to Eurodollar Rate Loans, (ii) its Domestic Lending Office in respect of provisions relating to Base Rate Loans and (iii) its Money Market Lending Office in respect of provisions relating to Money Market Loans.

          "Applicable Margin" means, with respect to each Loan, the respective percentages per annum determined, at any time, based on the range into which Borrower's Credit Rating then falls, in accordance with the following tables. Any change in the Applicable Margin shall be effective immediately as of the date on which any of the rating agencies announces a change in the Borrower's Credit Rating or the date on which the Borrower has no Credit Rating, whichever is applicable.

(1) The Applicable Margin during the time, from time to time, that the Borrower does not maintain an Investment Grade Credit Rating shall be as follows:

                         Applicable          Applicable
                    Margin for          Margin for
                    Eurodollar          Base Rate
                    Loans               Loans
Leverage Ratio      (% per annum)       (% per annum)

<55%                1.50%               0.00%
55%-60%             1.75%               0.25%

(2) The Applicable Margin during the time, from time to time, that the Borrower maintains an Investment Grade Credit Rating by either Moody's or S&P shall be as follows:

Range of            Applicable          Applicable
Borrower's               Margin for          Margin for
Credit Rating       Eurodollar          Base Rate
S&P/Moody's              Loans               Loans
Ratings)            (% per annum)       (% per annum)

BBB-/Baa3           1.1500%             0.00%
BBB/Baa2            1.0500%             0.00%
BBB+/Baa1           0.900%              0.00%
A-/A3                    0.800%              0.00%

If at any time the Borrower has an Investment Grade Credit Rating by both Moody's and S&P which Credit Ratings are split, then: (A) if the difference between such Credit Ratings is one ratings category (e.g. Baa2 by Moody's and BBB- by S&P), the Applicable Margin shall be the rate per annum that would be applicable if the highest of the Credit Ratings were used; and (B) if the difference between such Credit Ratings is two ratings category (e.g. Baa1 by Moody's and BBB- by S&P), the Applicable Margin shall be the rate per annum that would be applicable if the median of the applicable Credit Ratings is used. The Borrower's "Credit Rating" shall be deemed to be the higher of (i) the Credit Rating (if any) of SPGLP and (ii) the Credit Rating (if any) of SDGLP; provided that, in the event that the Credit Ratings of either entity from Moody's or S&P are split, such entity's Credit Rating shall be calculated as set forth above.

          "Arrangers" means UBS, MGT and Chase and each successor Arranger appointed pursuant to the terms of Article XII of this Agreement.

          "Assignment and Acceptance" means an Assignment and Acceptance in substantially the form of Exhibit A attached hereto and made a part hereof (with blanks appropriately completed) delivered to the Payment and Disbursement Agent in connection with an assignment of a Lender's interest under this Agreement in accordance with the provisions of Section 15.1.

          "Authorized Financial Officer" means a chief executive officer, chief financial officer, treasurer or other qualified senior officer acceptable to the Payment and Disbursement Agent.

          "Base Eurodollar Rate" means, with respect to any Eurodollar Interest Period applicable to a Borrowing of Eurodollar Rate Loans, an interest rate per annum determined by the Payment and Disbursement Agent to be the rate per annum at which deposits in Dollars are offered by the principal office of the Reference Bank in London, England to major banks in the London interbank market at approximately 11:00 a.m. (London time) on the Eurodollar Interest Rate Determination Date for such Eurodollar Interest Period for a period equal to such Eurodollar Interest Period and in an amount substantially equal to the amount of the Eurodollar Rate Loan.

          "Base Rate" means, for any period, a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall at all times be equal to the higher of:

          (i) the rate of interest announced publicly by UBS in New York, New York from time to time, as UBS's prime rate; and

          (ii)  the sum of (A) one-half of one percent (0.50%) per annum plus
(B) the Federal Funds Rate in effect from time to time during such period.

          "Base Rate Loan" means (i) a Committed Loan which bears interest at a rate determined by reference to the Base Rate and the Applicable Margin as provided in Section 5.1(a) or (ii) an overdue amount which was a Base Rate Loan immediately before it became due.

          "Borrower" means (i) each of SPGLP and SDGLP, jointly and severally, or (ii) in the event that SPGLP is released pursuant to Section 14.2 hereof, SDGLP. For purposes of this Agreement, where action is required or contemplated to be taken hereunder by the "Borrower," "Borrower" shall mean both of SPGLP and SDGLP, unless SPGLP is released pursuant to Section 14.2 hereof, in which case "Borrower" shall mean SDGLP.

          "Borrower Partnership Agreement" means the SDGLP Partnership Agreement and the SPGLP Partnership Agreement, as such agreements may be amended, restated, modified or supplemented from time to time with the consent of the Payment and Disbursement Agent or as permitted under Section 10.10.

          "Borrowing" means a borrowing consisting of Loans of the same type made, continued or converted on the same day.

          "Business Activity Report" means (i) an Indiana Business Activity Report from the Indiana Department of Revenue, Compliance Division, or (ii) a Notice of Business Activities Report from the State of New Jersey Division of Taxation, (iii) a Minnesota Business Activity Report from the Minnesota Department of Revenue, or (iv) a similar report to those referred to in clauses
(i) through (iii) hereof with respect to any jurisdiction where the failure to file such report would have a Material Adverse Effect.

          "Business Day" means a day, in the applicable local time, which is not a Saturday or Sunday or a legal holiday and on which banks are not required or permitted by law or other governmental action to close (i) in New York, New York and (ii) in the case of Eurodollar Rate Loans, in London, England and
(iii) in the case of Letter of Credit transactions for a particular Lender, in the place where its office for issuance or administration of the pertinent Letter of Credit is located.

          "Capital Expenditures" means, for any period, the aggregate of all expenditures (whether payable in cash or other Property or accrued as a liability (but without duplication)) during such period that, in conformity with GAAP, are required to be included in or reflected by the Company's, the Borrower's or any of their Subsidiaries' fixed asset accounts as reflected in any of their respective balance sheets; provided, however, (i) Capital Expenditures shall include, whether or not such a designation would be in conformity with GAAP, (a) that portion of Capital Leases which is capitalized on the consolidated balance sheet of the Company, the Borrower and their Subsidiaries and (b) expenditures for Equipment which is purchased simultaneously with the trade-in of existing Equipment owned by either General Partner, the Borrower or any of their Subsidiaries, to the extent the gross purchase price of the purchased Equipment exceeds the book value of the Equipment being traded in at such time; and (ii) Capital Expenditures shall exclude, whether or not such a designation would be in conformity with GAAP, expenditures made in connection with the restoration of Property, to the extent reimbursed or financed from insurance or condemnation proceeds.

          "Capitalization Value" means the sum of (i) Combined EBITDA capitalized at an annual interest rate equal to 8.25%, and (ii) Cash and Cash Equivalents, and (iii) Construction Asset Cost.

          "Capital Lease" means any lease of any property (whether real, personal or mixed) by a Person as lessee which, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of that Person.

          "Capital Stock" means, with respect to any Person, any capital stock of such Person, regardless of class or designation, and all warrants, options, purchase rights, conversion or exchange rights, voting rights, calls or claims of any character with respect thereto.

          "Cash and Cash Equivalents" means (i) cash, (ii) marketable direct obligations issued or unconditionally guaranteed by the United States government and backed by the full faith and credit of the United States government; and (iii) domestic and Eurodollar certificates of deposit and time deposits, bankers' acceptances and floating rate certificates of deposit issued by any commercial bank organized under the laws of the United States, any state thereof, the District of Columbia, any foreign bank, or its branches or agencies (fully protected against currency fluctuations), which, at the time of acquisition, are rated A-1 (or better) by Standard & Poor's Corporation or P-1 (or better) by Moody's Investors Services, Inc.; provided that the maturities of such Cash and Cash Equivalents shall not exceed one year.

          "Cash Interest Expense" means, for any period, total interest expense, whether paid or accrued, but without duplication, (including the interest component of Capital Leases) of the Borrower, which is payable in cash, all as determined in conformity with GAAP.

          "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. 9601 et seq., any amendments thereto, any successor statutes, and any regulations or guidance promulgated thereunder.

          "Chase" means The Chase Manhattan Bank.

          "Claim" means any claim or demand, by any Person, of whatsoever kind or nature for any alleged Liabilities and Costs, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, Permit, ordinance or regulation, common law or otherwise.

          "Closing Date" means September 27, 1996.

          "Co-Agents" means the Arrangers, Dresdner Bank AG, New York and Grand Cayman Branches, The First National Bank of Chicago, NationsBank of Texas, N.A., Bayerische Hypotheken- und Wechsel-Bank Aktiengesellschaft, acting through its New York Branch, and Wells Fargo Bank, N.A.

          "Combined Debt Service" means, for any period, the sum of (i) regularly scheduled payments of principal and interest of the Consolidated Businesses paid during such period and (ii) the portion of the regularly scheduled payments of principal and interest of Minority Holdings allocable to the Borrower in accordance with GAAP, paid during such period, in each case including participating interest expense and excluding balloon payments of principal and extraordinary interest payments and net of amortization of deferred costs associated with new financings or refinancings of existing Indebtedness.

          "Combined EBITDA" means the sum of (i) 100% of the Annual EBITDA from the Consolidated Businesses; and (ii) the portion of the Annual EBITDA of the Minority Holdings allocable to the Borrower in accordance with GAAP; and (iii) for so long as the Borrower owns a majority economic interest in the Management Company, 100% of the Borrower's share of the actual Annual EBITDA of the Management Company; provided, however that the Borrower's share of the Annual EBITDA of the Management Company shall in no event constitute in excess of five percent (5%) of Combined EBITDA. For purposes of newly opened Projects which are no longer capitalized, the Annual EBITDA shall be based upon twelve-month projections of contractual rental revenues multiplied by the EBITDA profit margin of the Borrower property type (i.e. regional mall or community center) as such profit margin is reported in the most recently published annual report or 10-K for the Company, until such time as actual performance data for a twelve-month period is available.

          "Combined Equity Value" means Capitalization Value minus Total Adjusted Outstanding Indebtedness.

          "Combined Interest Expense" means, for any period, the sum of (i) interest expense of the Consolidated Businesses paid during such period and
(ii) interest expense of the Consolidated Businesses accrued for such period and (iii) the portion of the interest expense of Minority Holdings allocable to the Borrower in accordance with GAAP and paid during such period and (iv) the portion of the interest expense of Minority Holdings allocable to the Borrower in accordance with GAAP and accrued for such period, in each case including participating interest expense but excluding extraordinary interest expense, and net of amortization of deferred costs associated with new financings or refinancings of existing Indebtedness.

          "Commercial Letter of Credit" means any documentary letter of credit issued by an Issuing Bank pursuant to Section 3.1 for the account of the Borrower, which is drawable upon presentation of documents evidencing the sale or shipment of goods purchased by the Borrower in the ordinary course of its business.

          "Commission" means the Securities and Exchange Commission and any Person succeeding to the functions thereof.

          "Committed Loan" means a loan made by a Lender pursuant to Section 2.1; provided that, if any such loan or loans (or portions thereof) are combined or subdivided pursuant to a Notice of Conversion/Continuation, the term "Committed Loan" shall refer to the combined principal amount resulting from such combination or to each of the separate principal amounts resulting from such subdivision, as the case may be.

          "Company" means Simon DeBartolo Group, Inc., a Maryland corporation.

          "Compliance Certificate" is defined in Section 8.2(b).

          "Consolidated" means consolidated, in accordance with GAAP.

          "Consolidated Businesses" means the General Partners, the Borrower and their wholly-owned Subsidiaries.


          "Construction Asset Cost" means, with respect to Property on which construction of improvements has commenced (such commencement evidenced by foundation excavation) but has not yet been completed (as such completion shall be evidenced by such Property being opened for business to the general public), the aggregate sums expended on the construction of such improvements (including land acquisition costs).

          "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, radioactive materials, asbestos (in any form or condition), polychlorinated biphenyls (PCBs), or any constituent of any such substance or waste, and includes, but is not limited to, these terms as defined in federal, state or local laws or regulations.

          "Contingent Obligation" as to any Person means, without duplication,
(i) any contingent obligation of such Person required to be shown on such Person's balance sheet in accordance with GAAP, and (ii) any obligation required to be disclosed in the footnotes to such Person's financial statements in accordance with GAAP, guaranteeing partially or in whole any non-recourse Indebtedness, lease, dividend or other obligation, exclusive of contractual indemnities (including, without limitation, any indemnity or price-adjustment provision relating to the purchase or sale of securities or other assets) and guarantees of non-monetary obligations (other than guarantees of completion) which have not yet been called on or quantified, of such Person or of any other Person. The amount of any Contingent Obligation described in clause (ii) shall be deemed to be (a) with respect to a guaranty of interest or interest and principal, or operating income guaranty, the sum of all payments required to be made thereunder (which in the case of an operating income guaranty shall be deemed to be equal to the debt service for the note secured thereby), calculated at the interest rate applicable to such Indebtedness, through (i) in the case of an interest or interest and principal guaranty, the stated date of maturity of the obligation (and commencing on the date interest could first be payable thereunder), or (ii) in the case of an operating income guaranty, the date through which such guaranty will remain in effect, and (b) with respect to all guarantees not covered by the preceding clause (a) an amount equal to the stated or determinable amount of the primary obligation in respect of which such guaranty is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such Person is required to perform thereunder) as recorded on the balance sheet and on the footnotes to the most recent financial statements of the applicable Borrower required to be delivered pursuant hereto. Notwithstanding anything contained herein to the contrary, guarantees of completion shall not be deemed to be Contingent Obligations unless and until a claim for payment has been made thereunder, at which time any such guaranty of completion shall be deemed to be a Contingent Obligation in an amount equal to any such claim. Subject to the preceding sentence, (i) in the case of a joint and several guaranty given by such Person and another Person (but only to the extent such guaranty is recourse, directly or indirectly to the applicable Borrower), the amount of the guaranty shall be deemed to be 100% thereof unless and only to the extent that (X) such other Person has delivered Cash or Cash Equivalents to secure all or any part of such Person's guaranteed obligations or (Y) such other Person holds an Investment Grade Credit Rating from either Moody's or S&P, and (ii) in the case of a guaranty, (whether or not joint and several) of an obligation otherwise constituting Debt of such Person, the amount of such guaranty shall be deemed to be only that amount in excess of the amount of the obligation constituting Indebtedness of such Person. Notwithstanding anything contained herein to the contrary, "Contingent Obligations" shall not be deemed to include guarantees of loan commitments or of construction loans to the extent the same have not been drawn.

          "Contractual Obligation", as applied to any Person, means any provision of any Securities issued by that Person or any indenture, mortgage, deed of trust, security agreement, pledge agreement, guaranty, contract, undertaking, agreement or instrument to which that Person is a party or by which it or any of its properties is bound, or to which it or any of its properties is subject.

          "Credit Rating" means the publicly announced rating of a Person given by Moody's or S&P.

          "Cure Loans" is defined in Section 4.2(b)(v)(C).

          "Customary Permitted Liens" means

          (i) Liens (other than Environmental Liens and Liens in favor of the PBGC) with respect to the payment of taxes, assessments or governmental charges in all cases which are not yet due or which are being contested in good faith by appropriate proceedings in accordance with Section 9.4 and with respect to which adequate reserves or other appropriate provisions are being maintained in accordance with GAAP;

          (ii) statutory Liens of landlords against any Property of the Borrower or any of its Subsidiaries and Liens against any Property of the Borrower or any of its Subsidiaries in favor of suppliers, mechanics, carriers, materialmen, warehousemen or workmen and other Liens against any Property of the Borrower or any of its Subsidiaries imposed by law created in the ordinary course of business for amounts which, if not resolved in favor of the Borrower or such Subsidiary, could not result in a Material Adverse Effect;

          (iii) Liens (other than any Lien in favor of the PBGC) incurred or deposits made in the ordinary course of business in connection with worker's compensation, unemployment insurance or other types of social security benefits or to secure the performance of bids, tenders, sales, contracts (other than for the repayment of borrowed money), surety, appeal and performance bonds; provided that (A) all such Liens do not in the aggregate materially detract from the value of the Borrower's or such Subsidiary's assets or Property or materially impair the use thereof in the operation of their respective businesses, and (B) all Liens of attachment or judgment and Liens securing bonds to stay judgments or in connection with appeals do not secure at any time an aggregate amount of recourse Indebtedness exceeding $10,000,000; and

          (iv) Liens against any Property of the Borrower or any Subsidiary of the Borrower arising with respect to zoning restrictions, easements, licenses, reservations, covenants, rights-of-way, utility easements, building restrictions and other similar charges or encumbrances on the use of Real Property which do not interfere with the ordinary conduct of the business of the Borrower or any of its Subsidiaries to the extent it could not result in a Material Adverse Effect.

          "DeBartolo Secured Credit Agreement" shall mean that certain Credit Agreement, dated as of December 29, 1995, as thereafter amended, by and among DeBartolo Realty Partnership, L.P., as borrower, each of the lenders (as defined therein) and Wells Fargo Realty Advisors Funding, Incorporated, in its capacity as agent and as a lender.

          "Debt Yield" is defined in Section 10.12(d).

          "Designated Lender" is defined in Section 13.4.

          "DOL" means the United States Department of Labor and any Person succeeding to the functions thereof.

          "Dollars" and "$" mean the lawful money of the United States.

          "Domestic Lending Office" means, with respect to any Lender, such Lender's office, located in the United States, specified as the "Domestic Lending Office" under its name on the signature pages hereof or on the Assignment and Acceptance by which it became a Lender or such other United States office of such Lender as it may from time to time specify by written notice to the Borrower and the Payment and Disbursement Agent.

          "Eligible Assignee" means (i) a Lender or any Affiliate thereof; (ii) a commercial bank having total assets in excess of $2,500,000,000; (iii) the central bank of any country which is a member of the Organization for Economic Cooperation and Development; or (iv) a finance company or other financial institution reasonably acceptable to the Payment and Disbursement Agent, which is regularly engaged in making, purchasing or investing in loans and having total assets in excess of $300,000,000 or is otherwise reasonably acceptable to the Payment and Disbursement Agent.

          "Environmental, Health or Safety Requirements of Law" means all Requirements of Law derived from or relating to any federal, state or local law, ordinance, rule, regulation, Permit, license or other binding determination of any Governmental Authority relating to, imposing liability or standards concerning, or otherwise addressing the environment, health and/or safety, including, but not limited to the Clean Air Act, the Clean Water Act, CERCLA, RCRA, any so-called "Superfund" or "Superlien" law, the Toxic Substances Control Act and OSHA, and public health codes, each as from time to time in effect.

          "Environmental Lien" means a Lien in favor of any Governmental Authority for any (i) liabilities under any Environmental, Health or Safety Requirement of Law, or (ii) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

          "Environmental Property Transfer Act" means any applicable Requirement of Law that conditions, restricts, prohibits or requires any notification or disclosure triggered by the transfer, sale, lease or closure of any Property or deed or title for any Property for environmental reasons, including, but not limited to, any so-called "Environmental Cleanup Responsibility Act" or "Responsible Property Transfer Act".

          "Equipment" means equipment used in connection with the maintenance of Projects and Properties.

          "ERISA" means the Employee Retirement Income Security Act of 1974, 29 U.S.C. 1000 et seq., any amendments thereto, any successor statutes, and any regulations or guidance promulgated thereunder.

          "ERISA Affiliate" means (i) any corporation which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Internal Revenue Code) as the Borrower; (ii) a partnership or other trade or business (whether or not incorporated) which is under common control (within the meaning of Section 414(c) of the Internal Revenue Code) with the Borrower; and (iii) a member of the same affiliated service group (within the meaning of Section 414(m) of the Internal Revenue Code) as the Borrower, any corporation described in clause (i) above or any partnership or trade or business described in clause (ii) above.

          "ERISA Termination Event" means (i) a Reportable Event with respect to any Benefit Plan; (ii) the withdrawal of the Borrower or any ERISA Affiliate from a Benefit Plan during a plan year in which the Borrower or such ERISA Affiliate was a "substantial employer" as defined in Section 4001(a)(2) of ERISA or the cessation of operations which results in the termination of employment of 20% of Benefit Plan participants who are employees of the Borrower or any ERISA Affiliate; (iii) the imposition of an obligation on the Borrower or any ERISA Affiliate under Section 4041 of ERISA to provide affected parties written notice of intent to terminate a Benefit Plan in a distress termination described in Section 4041(c) of ERISA; (iv) the institution by the PBGC of proceedings to terminate a Benefit Plan; (v) any event or condition which might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Benefit Plan; or (vi) the partial or complete withdrawal of the Borrower or any ERISA Affiliate from a Multiemployer Plan.

          "Eurodollar Affiliate" means, with respect to each Lender, the Affiliate of such Lender (if any) set forth below such Lender's name under the heading "Eurodollar Affiliate" on the signature pages hereof or on the Assignment and Acceptance by which it became a Lender or such Affiliate of a Lender as it may from time to time specify by written notice to the Borrower and the Payment and Disbursement Agent.

          "Eurodollar Interest Period" is defined in Section 5.2(b).

          "Eurodollar Interest Rate Determination Date" is defined in Section 5.2(c).

          "Eurodollar Lending Office" means, with respect to any Lender, such Lender's office (if any) specified as the "Eurodollar Lending Office" under its name on the signature pages hereof or on the Assignment and Acceptance by which it became a Lender or such other office or offices of such Lender as it may from time to time specify by written notice to the Borrower and the Payment and Disbursement Agent.

          "Eurodollar Rate" means, with respect to any Eurodollar Interest Period applicable to a Eurodollar Rate Loan or a Money Market Loan, an interest rate per annum obtained by dividing (i) the Base Eurodollar Rate applicable to that Eurodollar Interest Period by (ii) a percentage equal to 100% minus the Eurodollar Reserve Percentage in effect on the relevant Eurodollar Interest Rate Determination Date.

          "Eurodollar Rate Loan" means (i) a Committed Loan which bears interest at a rate determined by reference to the Eurodollar Rate and the Applicable Margin for Eurodollar Rate Loans, as provided in Section 5.1(a) or
(ii) an overdue amount which was a Eurodollar Loan immediately before it became due.

          "Eurodollar Reserve Percentage" means, for any day, that percentage which is in effect on such day, as prescribed by the Federal Reserve Board for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York, New York with deposits exceeding five billion Dollars in respect of "Eurocurrency Liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Eurodollar Rate Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any bank to United States residents).

          "Event of Default" means any of the occurrences set forth in Section
11.1 after the expiration of any applicable grace period and the giving of any applicable notice, in each case as expressly provided in Section 11.1.

          "Extension Fee" means an amount equal to ten (10) basis points on the Maximum Revolving Credit Amount.

          "Extension Notice" is defined in Section 2.5.

          "Extension Option" is defined in Section 2.5.

          "Facility Fee" is defined in Section 5.3(a).

          "Facility Fee Percentage" means the applicable percentage per annum determined, at any time, based on the range into which Borrower's Credit Rating (if any) then falls, in accordance with the following tables. Any change in the Facility Fee Percentage shall be effective immediately as of the date on which any of the rating agencies announces a change in the Borrower's Credit Rating or the date on which the Borrower has no Credit Rating, whichever is applicable. The Facility Fee shall not be payable during the time, from time to time, that the Borrower does not maintain an Investment Grade Credit Rating.

          The Facility Fee Percentage during the time, from time to time, that the Borrower maintains an Investment Grade Credit Rating by either Moody's or S&P shall be as follows:

     Range of
     Borrower's               Percentage of
     Credit Rating       Maximum Revolving
     S&P/Moody's Ratings      Credit Commitments

     BBB-/Baa3                0.25%
     BBB/Baa2                 0.20%
     BBB+/Baa1                0.20%
     A-/A3                         0.15%

     If at any time the Borrower has an Investment Grade Credit Rating by both Moody's and S&P which Credit Ratings are split, then: (A) if the difference between such Credit Ratings is one ratings category (e.g. Baa2 by Moody's and BBB- by S&P), the Facility Fee Percentage shall be the rate per annum that would be applicable if the highest of the Credit Ratings were used; and (B) if the difference between such Credit Ratings is two ratings category (e.g. Baa1 by Moody's and BBB- by S&P), the Facility Fee Percentage shall be the rate per annum that would be applicable if the median of the applicable Credit Ratings is used. The Borrower's "Credit Rating" shall be deemed to be the higher of
(i) the Credit Rating (if any) of SPGLP and (ii) the Credit Rating (if any) of SDGLP; provided that, in the event that the Credit Ratings of either entity from Moody's or S&P are split, such entity's Credit Rating shall be calculated as set forth above.

          "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day in New York, New York, for the next preceding Business Day) in New York, New York by the Federal Reserve Bank of New York, or if such rate is not so published for any day which is a Business Day in New York, New York, the average of the quotations for such day on transactions by the Reference Bank, as determined by the Payment and Disbursement Agent.

          "Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any Governmental Authority succeeding to its functions.

          "Financial Statements" means (i) quarterly and annual consolidated statements of income and retained earnings, statements of cash flow, and balance sheets, (ii) such other financial statements as any General Partner shall routinely and regularly prepare on a quarterly or annual basis, and (iii) such other financial statements of the Consolidated Businesses or Minority Holdings as the Arrangers or the Requisite Lenders may from time to time reasonably specify; provided, however, that the Financial Statements referenced in clauses (i) and (ii) above shall be prepared in form satisfactory to the Payment and Disbursement Agent.

          "Fiscal Year" means the fiscal year of the Company and the Borrower for accounting and tax purposes, which shall be the 12-month period ending on December 31 of each calendar year.

          "Funding Date" means, with respect to any Loan, the date of funding of such Loan.

          "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the American Institute of Certified Public Accountants' Accounting Principles Board and Financial Accounting Standards Board or in such other statements by such other entity as may be in general use by significant segments of the accounting profession as in effect on the Closing Date (unless otherwise specified herein as in effect on another date or dates).

          "General Partner" or "General Partners" means the Company and SD and any successor general partner(s) of the Borrower.

          "Governmental Approval" means all right, title and interest in any existing or future certificates, licenses, permits, variances, authorizations and approvals issued by any Governmental Authority having jurisdiction with respect to any Project.

          "Governmental Authority" means any nation or government, any federal, state, local or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "Holder" means any Person entitled to enforce any of the Obligations, whether or not such Person holds any evidence of Indebtedness, including, without limitation, the Payment and Disbursement Agent, each Arranger, and each other Lender.

          "Improvements" means all buildings, fixtures, structures, parking areas, landscaping and all other improvements whether existing now or hereafter constructed, together with all machinery and mechanical, electrical, HVAC and plumbing systems presently located thereon and used in the operation thereof, excluding (a) any such items owned by utility service providers, (b) any such items owned by tenants or other third-parties unaffiliated with the Borrower and (c) any items of personal property.

          "Indebtedness", as applied to any Person, means, at any time, without duplication, (a) all indebtedness, obligations or other liabilities of such Person (whether consolidated or representing the proportionate interest in any other Person) (i) for borrowed money (including construction loans) or evidenced by debt securities, debentures, acceptances, notes or other similar instruments, and any accrued interest, fees and charges relating thereto, (ii) under profit payment agreements or in respect of obligations to redeem, repurchase or exchange any Securities of such Person or to pay dividends in respect of any stock, (iii) with respect to letters of credit issued for such Person's account, (iv) to pay the deferred purchase price of property or services, except accounts payable and accrued expenses arising in the ordinary course of business, (v) in respect of Capital Leases, (vi) which are Contingent Obligations or (vii) under warranties and indemnities; (b) all indebtedness, obligations or other liabilities of such Person or others secured by a Lien on any property of such Person, whether or not such indebtedness, obligations or liabilities are assumed by such Person, all as of such time; (c) all indebtedness, obligations or other liabilities of such Person in respect of interest rate contracts and foreign exchange contracts, net of liabilities owed to such Person by the counterparties thereon; (d) all preferred stock subject (upon the occurrence of any contingency or otherwise) to mandatory redemption; and (e) all contingent Contractual Obligations with respect to any of the foregoing.

          "Indemnified Matters" is defined in Section 15.3.

          "Indemnitees" is defined in Section 15.3.

          "Initial Funding Date" means the date on or after September 27, 1996, on which all of the conditions described in Section 6.1 have been satisfied (or waived) in a manner satisfactory to the Payment and Disbursement Agent and the Lenders and on which the initial Loans under this Agreement are made by the Lenders to the Borrower.

          "Interest Rate Hedges" is defined in Section 9.9.

          "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended to the date hereof and from time to time hereafter, any successor statute and any regulations or guidance promulgated thereunder.

          "Investment" means, with respect to any Person, (i) any purchase or other acquisition by that Person of Securities, or of a beneficial interest in Securities, issued by any other Person, (ii) any purchase by that Person of all or substantially all of the assets of a business conducted by another Person, and (iii) any loan, advance (other than deposits with financial institutions available for withdrawal on demand, prepaid expenses, accounts receivable, advances to employees and similar items made or incurred in the ordinary course of business) or capital contribution by that Person to any other Person, including all Indebtedness to such Person arising from a sale of property by such Person other than in the ordinary course of its business. The amount of any Investment shall be the original cost of such Investment, plus the cost of all additions thereto less the amount of any return of capital or principal to the extent such return is in cash with respect to such Investment without any adjustments for increases or decreases in value or write-ups, write-downs or write-offs with respect to such Investment.

          "Investment Grade" means (i) with respect to Moody's a Credit Rating of Baa3 or higher and (ii) with respect to S&P, a Credit Rating of BBB- or higher.

          "IRS" means the Internal Revenue Service and any Person succeeding to the functions thereof.

          "Issuing Bank" is defined in Section 3.1.

          "knowledge" with reference to any General Partner, the Borrower or any Subsidiary of the Borrower, means the actual knowledge of such Person after reasonable inquiry (which reasonable inquiry shall include, without limitation, interviewing and questioning such other Persons as such General Partner, the Borrower or such Subsidiary of the Borrower, as applicable, deems reasonably necessary).

          "Lease" means a lease, license, concession agreement or other agreement providing for the use or occupancy of any portion of any Project, including all amendments, supplements, modifications and assignments thereof and all side letters or side agreements relating thereto.

          "Lender" means each of the Arrangers, the Co-Agents, and each financial institution a signatory hereto as a Lender as of the Closing Date and, at any other given time, each financial institution which is a party hereto as a Arranger, Co-Agent or Lender, whether as a signatory hereto or pursuant to an Assignment and Acceptance, and regardless of the capacity in which such entity is acting (i.e. whether as Payment and Disbursement Agent, Arranger, Co-Agent or Lender).

          "Letter of Credit" means any Commercial Letter of Credit or Standby Letter of Credit.

          "Letter of Credit Obligations" means, at any particular time, the sum of (i) all outstanding Reimbursement Obligations, and (ii) the aggregate undrawn face amount of all outstanding Letters of Credit, and (iii) the aggregate face amount of all Letters of Credit requested by the Borrower but not yet issued.

          "Letter of Credit Reimbursement Agreement" means, with respect to a Letter of Credit, such form of application therefor and form of reimbursement agreement therefor (whether in a single or several documents, taken together) as an Issuing Bank may employ in the ordinary course of business for its own account, with such modifications thereto as may be agreed upon by such Issuing Bank and the Borrower and as are not materially adverse (in the judgment of such Issuing Bank and the Payment and Disbursement Agent) to the interests of the Lenders; provided, however, in the event of any conflict between the terms of any Letter of Credit Reimbursement Agreement and this Agreement, the terms of this Agreement shall control.

          "Leverage Ratio" means the ratio, expressed as a percentage, of the Total Adjusted Outstanding Indebtedness to the Capitalization Value.

          "Liabilities and Costs" means all liabilities, obligations, responsibilities, losses, damages, personal injury, death, punitive damages, economic damages, consequential damages, treble damages, intentional, willful or wanton injury, damage or threat to the environment, natural resources or public health or welfare, costs and expenses (including, without limitation, attorney, expert and consulting fees and costs of investigation, feasibility or Remedial Action studies), fines, penalties and monetary sanctions, interest, direct or indirect, known or unknown, absolute or contingent, past, present or future.

          "LIBOR Auction" means a solicitation of Money Market Quotes setting forth Money Market Margins based on the Eurodollar Rate pursuant to Section 2.2.

          "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, conditional sale agreement, deposit arrangement, security interest, encumbrance, lien (statutory or other and including, without limitation, any Environmental Lien), preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever in respect of any property of a Person, whether granted voluntarily or imposed by law, and includes the interest of a lessor under a Capital Lease or under any financing lease having substantially the same economic effect as any of the foregoing and the filing of any financing statement or similar notice (other than a financing statement filed by a "true" lessor pursuant to 9-408 of the Uniform Commercial
Code), naming the owner of such property as debtor, under the Uniform Commercial Code or other comparable law of any jurisdiction.

          "Limited Minority Holdings" means Minority Holdings in which (i) Borrower has a less than fifty percent (50%) ownership interest and (ii) neither the Borrower nor the Company controls the management of such Minority Holdings, whether as the general partner or managing member of such Minority Holding, or otherwise. As used in this definition only, the term "control" shall mean the authority to make major management decisions or the management of day-to-day operations of such entity and shall include instances in which the Management Company manages the day-to-day leasing, management, control or development of the Properties of such Minority Interest pursuant to the terms of a management agreement.

          "Limited Partners" means those Persons who from time to time are limited partners of the Borrower; and "Limited Partner" means each of the Limited Partners, individually.

          "Loan Account" is defined in Section 4.3(b).

          "Loan Documents" means this Agreement, the Notes and all other instruments, agreements and written Contractual Obligations between the Borrower and any of the Lenders pursuant to or in connection with the transactions contemplated hereby.

          "Loans" means Committed Loans and Money Market Loans.

          "Management Company" means, collectively, (i) M.S. Management Associates, Inc., a Delaware corporation and its wholly-owned or controlled Subsidiaries and (ii) such other property management companies controlled (directly or indirectly) by the Company for which the Borrower has previously provided the Payment and Disbursement Agent with: (1) notice of such property management company, and (2) evidence reasonably satisfactory to the Payment and Disbursement Agent that such property management company is controlled (directly or indirectly) by the Company.

          "Margin Stock" means "margin stock" as such term is defined in Regulation U and Regulation G.

          "Material Adverse Effect" means a material adverse effect upon (i) the financial condition or assets of the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or (iii) the ability of the Lenders or the Payment and Disbursement Agent to enforce any of the Loan Documents.

          "Maximum Revolving Credit Amount" means, at any particular time, the Revolving Credit Commitments at such time.

          "Merger" is defined in Section 14.1.

          "MGT" means Morgan Guaranty Trust Company of New York.

          "MIS" means a computerized management information system for recording and maintenance of information regarding purchases, sales, aging, categorization, and locations of Properties, creation and aging of receivables, and accounts payable (including agings thereof).

          "Minority Holdings" means partnerships, joint ventures and corporations held or owned by the Borrower or a General Partner which are not wholly-owned by the Borrower or a General Partner.

          "Money Market Lender" means, as to each Money Market Loan, the Lender funding such Money Market Loan.

          "Money Market Lending Office" means, as to each Lender, its Domestic Lending Office or such other office, branch or affiliate of such Lender as it may hereafter designate as its Money Market Lending Office by notice to the Borrower and the Payment and Disbursement Agent.

          "Money Market Loan" means a loan to be made by a Lender pursuant to a LIBOR Auction (including such a loan bearing interest at the Base Rate pursuant to Section 5.2).

          "Money Market Margin" has the meaning set forth in Section 2.2.

          "Money Market Quote" means an offer by a Lender to make a Money Market Loan in accordance with Section 2.2.

          "Money Market Rate" has the meaning set forth in Section 2.2.

          "Moody's" means Moody's Investor Services, Inc.

          "Multiemployer Plan" means a "multiemployer plan" as defined in
Section 4001(a)(3) of ERISA which is, or within the immediately preceding six
(6) years was, contributed to by either the Borrower or any ERISA Affiliate or in respect of which the Borrower or any ERISA Affiliate has assumed any liability.

          "Non Pro Rata Loan" is defined in Section 4.2 (b)(v).

          "Note" means a promissory note in the form attached hereto as Exhibit B payable to a Lender, evidencing certain of the joint and several Obligations of SPGLP and SDGLP to such Lender and executed by the Borrower as required by
Section 4.3(a), as the same may be amended, supplemented, modified or restated from time to time; "Notes" means, collectively, all of such Notes outstanding at any given time.

          "Notice of Borrowing" means a Notice of Committed Borrowing or a Notice of Money Market Borrowing.

          "Notice of Committed Borrowing" means a notice substantially in the form of Exhibit C attached hereto and made a part hereof.

          "Notice of Conversion/Continuation" means a notice substantially in the form of Exhibit D attached hereto and made a part hereof with respect to a proposed conversion or continuation of a Loan pursuant to Section 5.1(c).

          "Notice of Money Market Borrowing" has the meaning set forth in
Section 2.2.

          "Obligations" means all Loans, advances, debts, liabilities, obligations, covenants and duties owing by the Borrower to the Payment and Disbursement Agent, any Arranger, any other Lender, any Affiliate of the Payment and Disbursement Agent, the Arrangers, any other Lender, or any Person entitled to indemnification pursuant to Section 15.3 of this Agreement, of any kind or nature, arising under this Agreement, the Notes or any other Loan Document. The term includes, without limitation, all interest, charges, expenses, fees, reasonable attorneys' fees and disbursements and any other sum chargeable to the Borrower under this Agreement or any other Loan Document.

          "Officer's Certificate" means, as to a corporation, a certificate executed on behalf of such corporation by the chairman of its board of directors (if an officer of such corporation) or its chief executive officer, president, any of its vice-presidents, its chief financial officer, or its treasurer and, as to a partnership, a certificate executed on behalf of such partnership by the chairman of the board of directors (if an officer of such corporation) or chief executive officer, president, any vice-president, or treasurer of the general partner of such partnership.

          "Operating Lease" means, as applied to any Person, any lease of any property (whether real, personal or mixed) by that Person as lessee which is not a Capital Lease.

          "Organizational Documents" means, with respect to any corporation, limited liability company, or partnership (i) the articles/certificate of incorporation (or the equivalent organizational documents) of such corporation or limited liability company, (ii) the partnership agreement executed by the partners in the partnership, (iii) the by-laws (or the equivalent governing documents) of the corporation, limited liability company or partnership, and
(iv) any document setting forth the designation, amount and/or relative rights, limitations and preferences of any class or series of such corporation's Capital Stock or such limited liability company's or partnership's equity or ownership interests.

          "OSHA" means the Occupational Safety and Health Act of 1970, 29 U.S.C. 651 et seq., any amendments thereto, any successor statutes and any regulations or guidance promulgated thereunder.

          "Payment and Disbursement Agent" is UBS, and each successor payment and disbursement agent appointed pursuant to the terms of Article XII of this Agreement.

          "PBGC" means the Pension Benefit Guaranty Corporation and any Person succeeding to the functions thereof.

          "Permits" means any permit, consent, approval, authorization license, variance, or permission required from any Person, including any Governmental Approvals.

          "Permitted Securities Options" means the subscriptions, options, warrants, rights, convertible Securities and other agreements or commitments relating to the issuance of the Borrower's Securities or the Company's Capital Stock identified as such on Schedule 1.1.4.

          "Person" means any natural person, corporation, limited liability company, limited partnership, general partnership, joint stock company, joint venture, association, company, trust, bank, trust company, land trust, business trust or other organization, whether or not a legal entity, and any Governmental Authority.

          "Plan" means an employee benefit plan defined in Section 3(3) of ERISA in respect of which the Borrower or any ERISA Affiliate is, or within the immediately preceding six (6) years was, an "employer" as defined in Section 3(5) of ERISA or the Borrower or any ERISA Affiliate has assumed any liability.

          "Potential Event of Default" means an event which, with the giving of notice or the lapse of time, or both, would constitute an Event of Default.

          "Prepayment Date" is defined in Section 4.1(d).

          "Process Agent" is defined in Section 15.17(a).

          "Project" means any shopping center, retail property and mixed-use property owned, directly or indirectly, by any of the Consolidated Businesses or Minority Holdings.

          "Property" means any Real Property or personal property, plant, building, facility, structure, underground storage tank or unit, equipment, General Intangible, Receivable, or other asset owned, leased or operated by any Consolidated Business or any Minority Holding (including any surface water thereon or adjacent thereto, and soil and groundwater thereunder).

          "Pro Rata Share" means, with respect to any Lender, the percentage obtained by dividing (i) the sum of such Lender's Revolving Credit Commitment (in each case, as adjusted from time to time in accordance with the provisions of this Agreement or any Assignment and Acceptance to which such Lender is a party) by (ii) the aggregate amount of all of the Revolving Credit Commitments.

          "RCRA" means the Resource Conservation and Recovery Act of 1976, 42 U.S.C. 6901 et seq., any amendments thereto, any successor statutes, and any regulations or guidance promulgated thereunder.

          "Real Property" means all of the Borrower's present and future right, title and interest (including, without limitation, any leasehold estate) in (i) any plots, pieces or parcels of land, (ii) any Improvements of every nature whatsoever (the rights and interests described in clauses (i) and (ii) above being the "Premises"), (iii) all easements, rights of way, gores of land or any lands occupied by streets, ways, alleys, passages, sewer rights, water courses, water rights and powers, and public places adjoining such land, and any other interests in property constituting appurtenances to the Premises, or which hereafter shall in any way belong, relate or be appurtenant thereto, (iv) all hereditaments, gas, oil, minerals (with the right to extract, sever and remove such gas, oil and minerals), and easements, of every nature whatsoever, located in, on or benefitting the Premises and (v) all other rights and privileges thereunto belonging or appertaining and all extensions, additions, improvements, betterments, renewals, substitutions and replacements to or of any of the rights and interests described in clauses (iii) and (iv) above.

          "Reference Bank" means UBS.

          "Register" is defined in Section 15.1(c).

          "Regulation A" means Regulation A of the Federal Reserve Board as in effect from time to time.

          "Regulation G" means Regulation G of the Federal Reserve Board as in effect from time to time.

          "Regulation T" means Regulation T of the Federal Reserve Board as in effect from time to time.

          "Regulation U" means Regulation U of the Federal Reserve Board as in effect from time to time.

          "Regulation X" means Regulation X of the Federal Reserve Board as in effect from time to time.

          "Reimbursement Date" is defined in Section 3.1(d)(i)(A).

          "Reimbursement Obligations" means the aggregate non-contingent reimbursement or repayment obligations of the Borrower with respect to amounts drawn under Letters of Credit.

          "REIT" means a domestic trust or corporation that qualifies as a real estate investment trust under the provisions of Sections 856, et seq. of the Internal Revenue Code.

          "Release" means any release, spill, emission, leaking, pumping, pouring, dumping, injection, deposit, disposal, abandonment, or discarding of barrels, containers or other receptacles, discharge, emptying, escape, dispersal, leaching or migration into the indoor or outdoor environment or into or out of any Property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or Property.

          "Remedial Action" means actions required to (i) clean up, remove, treat or in any other way address Contaminants in the indoor or outdoor environment; (ii) prevent the Release or threat of Release or minimize the further Release of Contaminants; or (iii) investigate and determine if a remedial response is needed and to design such a response and post-remedial investigation, monitoring, operation and maintenance and care.

          "Reportable Event" means any of the events described in Section 4043(b) of ERISA and the regulations promulgated thereunder as in effect from time to time but not including any such event as to which the thirty (30) day notice requirement has been waived by applicable PBGC regulations.

          "Requirements of Law" means, as to any Person, the charter and by-laws or other organizational or governing documents of such Person, and any law, rule or regulation, or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject including, without limitation, the Securities Act, the Securities Exchange Act, Regulations G, T, U and X, ERISA, the Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, Americans with Disabilities Act of 1990, and any certificate of occupancy, zoning ordinance, building, environmental or land use requirement or Permit and Environmental, Health or Safety Requirement of Law.

          "Requisite Lenders" means Lenders whose Pro Rata Shares, in the aggregate, are greater than sixty-six and two-thirds percent (66.67%); provided, however, that, in the event any of the Lenders shall have failed to fund its Pro Rata Share of any Loan requested by the Borrower which such Lenders are obligated to fund under the terms of this Agreement and any such failure has not been cured as provided in Section 4.2(b)(v)(B), then for so long as such failure continues, "Requisite Lenders" means Lenders (excluding all Lenders whose failure to fund their respective Pro Rata Shares of such Loans have not been so cured) whose Pro Rata Shares represent more than sixty-six and two-thirds percent (66.67%) of the aggregate Pro Rata Shares of such Lenders; provided, further, however, that, in the event that the Revolving Credit Commitments have been terminated pursuant to the terms of this Agreement, "Requisite Lenders" means Lenders (without regard to such Lenders' performance of their respective obligations hereunder) whose aggregate ratable shares (stated as a percentage) of the aggregate outstanding principal balance of all Loans are greater than sixty-six and two-thirds percent (66.67%).

          "Revolving Credit Availability" means, at any particular time, the amount by which the Maximum Revolving Credit Amount at such time exceeds the Revolving Credit Obligations at such time.

          "Revolving Credit Commitment" means, with respect to any Lender, the obligation of such Lender to make Committed Loans and to participate in Letters of Credit pursuant to the terms and conditions of this Agreement, and which shall not exceed the principal amount set forth opposite such Lender's name under the heading "Revolving Credit Commitment" on the signature pages hereof or the signature page of the Assignment and Acceptance by which it became a Lender, as modified from time to time pursuant to the terms of this Agreement or to give effect to any applicable Assignment and Acceptance, and "Revolving Credit Commitments" means the aggregate principal amount of the Revolving Credit Commitments of all the Lenders, the maximum amount of which shall be $750,000,000, as reduced from time to time pursuant to Section 4.1.

          "Revolving Credit Obligations" means, at any particular time, the sum of (i) the outstanding principal amount of the Committed Loans at such time, plus (ii) the Letter of Credit Obligations at such time, plus (iii) the outstanding principal amount of the Money Market Loans at such time.

          "Revolving Credit Period" means the period from the Initial Funding Date to the Business Day next preceding the Revolving Credit Termination Date.

          "Revolving Credit Termination Date" means the earlier to occur of (i) September 27, 1999 (or, if not a Business Day, the next preceding Business
Day), provided, however, that the Revolving Credit Termination Date may be extended until September 27, 2000 (or, if not a Business Day, the next preceding Business Day) in accordance with the provisions of Section 2.5 hereof; and (ii) the date of termination of the Revolving Credit Commitments pursuant to the terms of this Agreement.

          "S&P" means Standard & Poor's Ratings Service.

          "SD" means SD Property Group, Inc., an Ohio corporation (formerly known as DeBartolo Realty Corporation).

          "SDGLP" means Simon-DeBartolo Group, L.P., a Delaware limited partnership.

          "SDGLP Partnership Agreement" means that certain Fifth Amended and Restated Limited Partnership Agreement of SDGLP, dated as of August 9, 1996.

          "SDG Reorganization Transactions" means the transactions, including the Merger, which shall occur over time to effect the consolidation of the businesses, operations, assets and liabilities of the Company and SD and their respective Subsidiaries, including, without limitation, any transfers and contributions by SPGLP or the Company which may be made, directly or indirectly, to SDGLP or its wholly-owned Subsidiaries to effect such consolidation (but specifically excluding the transfer of any assets from either SDGLP or SPGLP to any General Partner).

          "Secured Indebtedness" means any Indebtedness secured by a Lien.

          "Securities" means any stock, shares, voting trust certificates, partnership interests, bonds, debentures, notes or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise, or in general any instruments commonly known as "securities", including, without limitation, any "security" as such term is defined in Section 8-102 of the Uniform Commercial Code, or any certificates of interest, shares, or participations in temporary or interim certificates for the purchase or acquisition of, or any right to subscribe to, purchase or acquire any of the foregoing, but shall not include the Notes or any other evidence of the Obligations.

          "Securities Act" means the Securities Act of 1933, as amended from time to time, and any successor statute.

          "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor statute.

          "Solvent", when used with respect to any Person, means that at the time of determination:

          (i) the fair saleable value of its assets is in excess of the total amount of its liabilities (including, without limitation, contingent liabilities); and

         (ii) the present fair saleable value of its assets is greater than its probable liability on its existing debts as such debts become absolute and matured; and

        (iii) it is then able and expects to be able to pay its debts (including, without limitation, contingent debts and other commitments) as they mature; and

         (iv) it has capital sufficient to carry on its business as conducted and as proposed to be conducted.

          "SPGLP" means Simon Property Group, L.P., a Delaware limited partnership.

          "SPGLP Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Simon Property Group, L.P., dated as of August 9, 1996.

          "Standby Letter of Credit" means any letter of credit issued by an Issuing Bank pursuant to Section 3.1 for the account of the Borrower, which is not a Commercial Letter of Credit.

          "Subsidiary" of a Person means any corporation, limited liability company, general or limited partnership, or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned or controlled by such Person, one or more of the other subsidiaries of such Person or any combination thereof.

          "Taxes" is defined in Section 13.1(a).

          "Tenant Allowance" means a cash allowance paid to a tenant by the landlord pursuant to a Lease.

          "TI Work" means any construction or other "build-out" of tenant leasehold improvements to the space demised to such tenant under Leases (excluding such tenant's furniture, fixtures and equipment) performed pursuant to the terms of such Leases, whether or not such tenant improvement work is performed by or on behalf of the landlord or as part of a Tenant Allowance.

          "Total Adjusted Outstanding Indebtedness" means, for any period, the sum of (i) the amount of Indebtedness of the Consolidated Businesses set forth on the then most recent quarterly financial statements of the Borrower and (ii) the outstanding amount of Minority Holding Indebtedness allocable in accordance with GAAP to any of the Consolidated Businesses as of the time of determination and (iii) the Contingent Obligations of the Consolidated Businesses and, to the extent allocable to the Consolidated Businesses in accordance with GAAP, of the Minority Holdings.

          "Total Unsecured Outstanding Indebtedness" means that portion of Total Adjusted Outstanding Indebtedness that is not secured by a Lien.

          "UBS" means Union Bank of Switzerland, New York Branch.

          "Unencumbered Combined EBITDA" means that portion of Combined EBITDA which represents revenues earned from the Management Company (up to 5% of
Combined EBITDA) or from   Real Property that is not subject to or encumbered
by Secured Indebtedness and is not subject to any agreements, the effect of which would be to restrict, directly or indirectly, the ability of the owner of such Property from granting Liens thereon, calculated on the first day of each fiscal quarter for the four immediately preceding consecutive fiscal quarters.

          "Uniform Commercial Code" means the Uniform Commercial Code as enacted in the State of New York, as it may be amended from time to time.

          "Unsecured Debt Yield" is defined in Section 10.12(e).

          "Unsecured Interest Expense" means the interest expense incurred on the Total Unsecured Outstanding Indebtedness.

          "Unused Commitment Fee" is defined in Section 5.3 (b).

          "Unused Commitment Fee Percentage" means the applicable percentage per annum determined, at any time, based on the range into which Borrower's Credit Rating (if any) then falls, in accordance with the following table. Any change in the Unused Commitment Fee Percentage shall be effective immediately as of the date on which any of the rating agencies announces a change in the Borrower's Credit Rating or the date on which the Borrower has no Credit Rating, whichever is applicable. The Unused Commitment Fee shall not be payable during the time, from time to time, that the Borrower maintains an Investment Grade Credit Rating.

          The Unused Commitment Fee Percentage during the time, from time to time, that the Borrower does not maintain an Investment Grade Credit Rating shall be as follows:

          Percentage of            Percentage of
          Unused Facility               Unused Facility
          < or equal to 33.3%      >33.3%
          of Maximum Revolving          of Maximum Revolving
          Credit Amount                 Credit Amount

               0.35%                    0.25%

          "Unused Facility" shall mean the amount, calculated daily, by which the Revolving Credit Commitments exceed the sum of (i) the outstanding principal amount of the Committed Loans, plus (ii) the outstanding Reimbursement Obligations, plus (iii) the aggregate undrawn face amount of all outstanding Letters of Credit.

          1.2. Computation of Time Periods. In this Agreement, in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding". Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed. Any period determined hereunder by reference to a month or months or year or years shall end on the day in the relevant calendar month in the relevant year, if applicable, immediately preceding the date numerically corresponding to the first day of such period, provided that if such period commences on the last day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month during which such period is to end), such period shall, unless otherwise expressly required by the other provisions of this Agreement, end on the last day of the calendar month.

          1.3. Accounting Terms. Subject to Section 15.4, for purposes of this Agreement, all accounting terms not otherwise defined herein shall have the meanings assigned to them in conformity with GAAP.

          1.4. Other Terms. All other terms contained in this Agreement shall, unless the context indicates otherwise, have the meanings assigned to such terms by the Uniform Commercial Code to the extent the same are defined therein.


     ARTICLE II
     AMOUNTS AND TERMS OF LOANS

          2.1.  Committed Loans.

          (a) Availability. Subject to the terms and conditions set forth in this Agreement, each Lender hereby severally and not jointly agrees to make revolving loans, in Dollars (each individually, a "Committed Loan" and, collectively, the "Committed Loans") to the Borrower from time to time during the Revolving Credit Period, in an amount not to exceed such Lender's Pro Rata Share of the Revolving Credit Availability at such time. All Committed Loans comprising the same Borrowing under this Agreement shall be made by the Lenders simultaneously and proportionately to their then respective Pro Rata Shares, it being understood that no Lender shall be responsible for any failure by any other Lender to perform its obligation to make a Committed Loan hereunder nor shall the Revolving Credit Commitment of any Lender be increased or decreased as a result of any such failure. Subject to the provisions of this Agreement, the Borrower may repay any outstanding Committed Loan on any day which is a Business Day and any amounts so repaid may be reborrowed, up to the amount available under this Section 2.1(a) at the time of such Borrowing, until the Business Day next preceding the Revolving Credit Termination Date. Each requested Borrowing of Committed Loans funded on any Funding Date shall be in a principal amount of at least $1,500,000; provided, however, that if the aggregate Revolving Credit Commitments outstanding at the time of such requested Borrowing is less than $1,500,000, then the requested Borrowing shall be for the total amount of such outstanding aggregate Revolving Credit Commitments.

          (b) Notice of Committed Borrowing. When the Borrower desires to borrow under this Section 2.1, it shall deliver to the Payment and Disbursement Agent a Notice of Committed Borrowing, signed by it (i) no later than 12:00 noon (New York time) on the Business Day immediately preceding the proposed Funding Date, in the case of a Borrowing of Base Rate Loans and (ii) no later than 11:00 a.m. (New York time) at least three (3) Business Days in advance of the proposed Funding Date, in the case of a Borrowing of Eurodollar Rate Loans; provided, however, that no Borrowing may be made within less than five (5) Business Days after any given Borrowing. Such Notice of Committed Borrowing shall specify (i) the proposed Funding Date (which shall be a Business Day),
(ii) the amount of the proposed Borrowing, (iii) the Revolving Credit Availability as of the date of such Notice of Borrowing, (iv) whether the proposed Borrowing will be of Base Rate Loans or Eurodollar Rate Loans, (v) in the case of Eurodollar Rate Loans, the requested Eurodollar Interest Period and
(vi) instructions for the disbursement of the proceeds of the proposed Borrowing. In lieu of delivering such a Notice of Committed Borrowing (except with respect to a Borrowing of Committed Loans on the Initial Funding Date), the Borrower may give the Payment and Disbursement Agent telephonic notice of any proposed Borrowing by the time required under this Section 2.1(b), if the Borrower confirms such notice by delivery of the Notice of Borrowing to the Payment and Disbursement Agent by facsimile transmission promptly, but in no event later than 3:00 p.m. (New York time) on the same day. Any Notice of Borrowing (or telephonic notice in lieu thereof) given pursuant to this Section 2.1(b) shall be irrevocable.

          (c) Making of Loans. (i) Promptly after receipt of a Notice of Committed Borrowing under Section 2.1(b) (or telephonic notice in lieu thereof), the Payment and Disbursement Agent shall notify each Lender by facsimile transmission, or other similar form of transmission, of the proposed Borrowing (which notice to the Lenders, in the case of a Borrowing of Eurodollar Rate Loans, shall be at least three (3) Business Days in advance of the proposed Funding Date for such Loans). Each Lender shall deposit an amount equal to its Pro Rata Share of the Borrowing requested by the Borrower with the Payment and Disbursement Agent at its office in New York, New York, in immediately available funds, not later than 12:00 noon. (New York time) on the respective Funding Date therefor. Subject to the fulfillment of the conditions precedent set forth in Section 6.1 or Section 6.2, as applicable, the Payment and Disbursement Agent shall make the proceeds of such amounts received by it available to the Borrower at the Payment and Disbursement Agent's office in New York, New York on such Funding Date (or on the date received if later than such Funding Date) and shall disburse such proceeds in accordance with the Borrower's disbursement instructions set forth in the applicable Notice of Borrowing. The failure of any Lender to deposit the amount described above with the Payment and Disbursement Agent on the applicable Funding Date shall not relieve any other Lender of its obligations hereunder to make its Committed Loan on such Funding Date. In the event the conditions precedent set forth in
Section 6.1 or 6.2 are not fulfilled as of the proposed Funding Date for any Borrowing, the Payment and Disbursement Agent shall promptly return, by wire transfer of immediately available funds, the amount deposited by each Lender to such Lender.

          (ii) Unless the Payment and Disbursement Agent shall have been notified by any Lender on the Business Day immediately preceding the applicable Funding Date in respect of any Borrowing that such Lender does not intend to fund its Committed Loan requested to be made on such Funding Date, the Payment and Disbursement Agent may assume that such Lender has funded its Committed Loan and is depositing the proceeds thereof with the Payment and Disbursement Agent on the Funding Date therefor, and the Payment and Disbursement Agent in its sole discretion may, but shall not be obligated to, disburse a corresponding amount to the Borrower on the applicable Funding Date. If the Loan proceeds corresponding to that amount are advanced to the Borrower by the Payment and Disbursement Agent but are not in fact deposited with the Payment and Disbursement Agent by such Lender on or prior to the applicable Funding Date, such Lender agrees to pay, and in addition the Borrower agrees to repay, to the Payment and Disbursement Agent forthwith on demand such corresponding amount, together with interest thereon, for each day from the date such amount is disbursed to or for the benefit of the Borrower until the date such amount is paid or repaid to the Payment and Disbursement Agent, at the interest rate applicable to such Borrowing. If such Lender shall pay to the Payment and Disbursement Agent the corresponding amount, the amount so paid shall constitute such Lender's Committed Loan, and if both such Lender and the Borrower shall pay and repay such corresponding amount, the Payment and Disbursement Agent shall promptly pay to the Borrower such corresponding amount. This Section 2.1(c)(ii) does not relieve any Lender of its obligation to make its Committed Loan on any applicable Funding Date.

          2.2.  Money Market Loans.

          (a) The Money Market Option. From time to time during the Revolving Credit Period, and provided that at such time the Borrower maintains an Investment Grade Credit Rating, the Borrower may, as set forth in this Section 2.2, request the Lenders during the Revolving Credit Period to make offers to make Money Market Loans to the Borrower, not to exceed, at such time, the lesser of (i) $150,000,000 in the maximum outstanding and (ii) the Revolving Credit Availability. Subject to the provisions of this Agreement, the Borrower may repay any outstanding Money Market Loan on any day which is a Business Day and any amounts so repaid may be reborrowed, up to the amount available under this Section 2.2(a) at the time of such Borrowing, until the Business Day next preceding the Revolving Credit Termination Date. The Lenders may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.2.

          (b) Money Market Quote Request. When the Borrower wishes to request offers to make Money Market Loans under this Section, it shall transmit to the Payment and Disbursement Agent by telex or facsimile transmission a Money Market Quote Request substantially in the form of Exhibit H hereto so as to be received not later than 10:30 A.M. (New York City time) on the fifth (5th) Business Day prior to the date of Borrowing proposed therein (or such other time or date as the Borrower and the Payment and Disbursement Agent shall have mutually agreed and shall have notified to the Lenders not later than the date of the Money Market Quote Request for the first LIBOR Auction for which such change is to be effective) specifying:

          (i)  the proposed date of Borrowing, which shall be a Business Day,

          (ii) the aggregate amount of such Borrowing, which shall be $25,000,000 or a larger multiple of $1,000,000,

          (iii) the duration of the Eurodollar Interest Period applicable thereto, subject to the provisions of Section 5.2(b), and

          (iv) the amount of all Money Market Loans then outstanding (which, together with the requested Borrowing shall not exceed, in the aggregate, the lesser of $150,000,000 or the Revolving Credit Availability).

The Borrower may request offers to make Money Market Loans for more than one Eurodollar Interest Period in a single Money Market Quote Request. Borrower may not make more than one (1) Money Market Quote Request in any thirty-day Eurodollar Interest Period.

          (c) Invitation for Money Market Quotes. Promptly upon receipt of a Money Market Quote Request, the Payment and Disbursement Agent shall send to the Lenders by telex or facsimile transmission an Invitation for Money Market Quotes substantially in the form of Exhibit I hereto, which shall constitute an invitation by the Borrower to each Lender to submit Money Market Quotes offering to make the Money Market Loans to which such Money Market Quote Request relates in accordance with this Section.

          (d) Submission and Contents of Money Market Quotes. (i) Each Lender may submit a Money Market Quote containing an offer or offers to make Money Market Loans in response to any Invitation for Money Market Quotes. Each Money Market Quote must comply with the requirements of this subsection (d) and must be submitted to the Payment and Disbursement Agent by telex or facsimile transmission not later than 2:00 P.M. (New York City time) on the fourth (4th) Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction (or such other time or date as the Borrower and the Payment and Disbursement Agent shall have mutually agreed and shall have notified to the Lenders not later than the date of the Money Market Quote Request for the first LIBOR Auction for which such change is to be effective); provided that Money Market Quotes submitted by the Payment and Disbursement Agent (or any affiliate of the Payment and Disbursement Agent) in the capacity of a Lender may be submitted, and may only be submitted, if the Payment and Disbursement Agent or such affiliate notifies the Borrower of the terms of the offer or offers contained therein not later than one hour prior to the deadline for the other Lenders, in the case of a LIBOR Auction. Any Money Market Quote so made shall be irrevocable except with the written consent of the Payment and Disbursement Agent given on the instructions of the Borrower.

          (ii) Each Money Market Quote shall be in substantially the form of Exhibit J hereto and shall in any case specify:

          (A)  the proposed date of Borrowing,

          (B) the principal amount of the Money Market Loan for which each such offer is being made, which principal amount (w) may be greater than or less than the Revolving Credit Commitment of the quoting Lender, (x) must be $5,000,000 or a larger multiple of $1,000,000, (y) may not exceed the principal amount of Money Market Loans for which offers were requested and (z) may be subject to an aggregate limitation as to the principal amount of Money Market Loans for which offers being made by such quoting Lender may be accepted,

          (C) either (1) the margin above or below the applicable Eurodollar Rate (the "Money Market Margin") offered for each such Money Market Loan, expressed as a percentage (specified to the nearest 1/10,000th of 1%) to be added to or subtracted from such base rate, or (2) a flat rate of interest (each, a "Money Market Rate") offered for each Money Market Loan and,

          (D)  the identity of the quoting Lender.

A Money Market Quote may set forth up to five separate offers by the quoting Lender with respect to each Eurodollar Interest Period specified in the related Invitation for Money Market Quotes.

          (iii)  Any Money Market Quote shall be disregarded if it:

          (A) is not substantially in conformity with Exhibit J hereto or does not specify all of the information required by subsection (d)(ii) above;

          (B) proposes terms other than or in addition to those set forth in the applicable Invitation for Money Market Quotes; or

          (C)  arrives after the time set forth in subsection (d)(i).

          (e) Notice to Borrower. The Payment and Disbursement Agent shall promptly notify the Borrower of the terms (x) of any Money Market Quote submitted by a Lender that is in accordance with subsection (d) and (y) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Lender with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Payment and Disbursement Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Payment and Disbursement Agent's notice to the Borrower shall specify (A) the aggregate principal amount of Money Market Loans for which offers have been received for each Interest Period specified in the related Money Market Quote Request, (B) the principal amounts and Money Market Margin or Money Market Rate, as the case may be, so offered and (C) if applicable, limitations on the aggregate principal amount of Money Market Loans for which offers in any single Money Market Quote may be accepted.

          (f) Acceptance and Notice by Borrower. Not later than 6:00 P.M. (New York City time) on the fourth Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction (or such other time or date as the Borrower and the Payment and Disbursement Agent shall have mutually agreed and shall have notified to the Lenders not later than the date of the Money Market Quote Request for the first LIBOR Auction for which such change is to be effective), the Borrower shall telephonically notify the Payment and Disbursement Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection (e), and the Borrower shall confirm such telephonic notification in writing not later than the third Business Day prior to the proposed date of Borrowing. In the case of acceptance, such notice (a "Notice of Money Market Borrowing"), whether telephonic or in writing, shall specify the aggregate principal amount of offers for each Eurodollar Interest Period that are accepted. The Borrower may accept any Money Market Quote in whole or in part; provided that:

          (i) the aggregate principal amount of each Money Market Borrowing may not exceed the applicable amount set forth in the related Money Market Quote Request;

         (ii) the principal amount of each Money Market Borrowing must be $5,000,000 or a larger multiple of $1,000,000;

        (iii) acceptance of offers may only be made on the basis of ascending Money Market Quotes; and

         (iv) the Borrower may not accept any offer that is described in subsection (d)(iii) or that otherwise fails to comply with the requirements of this Agreement.

          (g) Allocation by Payment and Disbursement Agent. If offers are made by two or more Lenders with the same Money Market Margins and/or Money Market Rates, for a greater aggregate principal amount than the amount in respect of which such offers are accepted for the related Eurodollar Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Payment and Disbursement Agent among such Lenders as nearly as possible (in multiples of $1,000,000, as the Payment and Disbursement Agent may deem appropriate) in proportion to the aggregate principal amounts of such offers. Determinations by the Payment and Disbursement Agent of the amounts of Money Market Loans shall be conclusive in the absence of manifest error.

          2.3. Use of Proceeds of Loans and Letters of Credit. The proceeds of the Loans and the Letters of Credit issued for the account of the Borrower hereunder may be used for the purposes of:

          (a) acquisition of Projects similar to and consistent with the types of Projects owned and/or operated by the Borrower on the Closing Date;

          (b)  renovation of Properties owned and operated by the Borrower;

          (c)  funding of TI Work and Tenant Allowances;

          (d) financing construction related to Properties owned and operated by the Borrower;

          (e) acquisition of portfolios of Projects or interests in Projects similar to and consistent with the types of Projects owned and/or operated by the Borrower on the Closing Date; and

          (f) other working capital needs of the Borrower, inclusive of repayment of Indebtedness for borrowed money;

each of which purposes described in clauses (i) through (vi) above shall be lawful working capital purposes of the Borrower.

          2.4. Revolving Credit Termination Date; Maturity of Money Market Loans. (a) The Revolving Credit Commitments shall terminate, and all outstanding Revolving Credit Obligations shall be paid in full (or, in the case of unmatured Letter of Credit Obligations, provision for payment in cash shall be made to the satisfaction of the Lenders actually issuing Letters of Credit and the Requisite Lenders), on the Revolving Credit Termination Date. Each Lender's obligation to make Loans shall terminate on the Business Day next preceding the Revolving Credit Termination Date.

          (b) Each Money Market Loan included in any Money Market Borrowing shall mature, and the principal amount thereof shall be due and payable, together with the accrued interest thereon, on the last day of the Eurodollar Interest Period applicable to such Borrowing.

          2.5.  Extension Option.

          (a) The Borrower shall have one option (the "Extension Option") to extend the maturity of the Revolving Credit Commitments for a period of one (1) year. Subject to the conditions set forth in clause (b) below, Borrower may exercise the Extension Option by delivering written notice (the "Extension Notice"), together with the payment of the Extension Fee for the account of the Lenders (based on their respective Pro Rata Shares), to the Payment and Disbursement Agent on or before the date which is forty-five (45) days prior to the third anniversary of the Closing Date, stating that Borrower will extend the Revolving Credit Termination Date for one (1) year. Borrower's delivery of the Extension Notice shall be irrevocable. In no event shall the Revolving Credit Termination Date occur later than four years after the Closing Date.

          (b) The Borrower's right to exercise the Extension Option shall be subject to the following terms and conditions: (i) no Potential Event of Default or Event of Default shall have occurred and be continuing either on the date Borrower delivers the Extension Notice to the Payment and Disbursement Agent or on the date that this Agreement would otherwise have terminated, (ii) the Borrower shall be in full compliance with all covenants and conditions set forth in this Agreement as of the date Borrower delivers the Extension Notice to the Agent or on the date that this Agreement would otherwise have terminated, and (iii) the Borrower shall have paid the Extension Fee to the Payment and Disbursement Agent for the account of the Lenders (based on their respective Pro Rata Shares).

          2.6. Maximum Credit Facility. Notwithstanding anything in this Agreement to the contrary, in no event shall the aggregate principal Revolving Credit Obligations exceed the Revolving Credit Availability.

          2.7. Authorized Agents. On the Closing Date and from time to time thereafter, the Borrower shall deliver to the Payment and Disbursement Agent an Officer's Certificate setting forth the names of the employees and agents authorized to request Loans and Letters of Credit and to request a conversion/continuation of any Loan and containing a specimen signature of each such employee or agent. The employees and agents so authorized shall also be authorized to act for the Borrower in respect of all other matters relating to the Loan Documents. The Payment and Disbursement Agent, the Arrangers, the Co-Agents, the Lenders and any Issuing Bank shall be entitled to rely conclusively on such employee's or agent's authority to request such Loan or Letter of Credit or such conversion/continuation until the Payment and Disbursement Agent and the Arrangers receive written notice to the contrary. None of the Payment and Disbursement Agent or the Arrangers shall have any duty to verify the authenticity of the signature appearing on any written Notice of Borrowing or Notice of Conversion/Continuation or any other document, and, with respect to an oral request for such a Loan or Letter of Credit or such conversion/continuation, the Payment and Disbursement Agent and the Arrangers shall have no duty to verify the identity of any person representing himself or herself as one of the employees or agents authorized to make such request or otherwise to act on behalf of the Borrower. None of the Payment and Disbursement Agent, the Arrangers or the Lenders shall incur any liability to the Borrower or any other Person in acting upon any telephonic or facsimile notice referred to above which the Payment and Disbursement Agent or the Arrangers believes to have been given by a person duly authorized to act on behalf of the Borrower and the Borrower hereby indemnifies and holds harmless the Payment and Disbursement Agent, each Arranger and each other Lender from any loss or expense the Payment and Disbursement Agent, the Arrangers or the Lenders might incur in acting in good faith as provided in this Section 2.7.


     ARTICLE III
     LETTERS OF CREDIT

          3.1. Letters of Credit. Subject to the terms and conditions set forth in this Agreement, including, without limitation, Section 3.1(c)(ii), each Arranger hereby severally agrees to issue for the account of the Borrower one or more Letters of Credit (any Arranger actually issuing a Letter of Credit, an "Issuing Bank"), subject to the following provisions:

          (a) Types and Amounts. An Issuing Bank shall not have any obligation to issue, amend or extend, and shall not issue, amend or extend, any Letter of Credit at any time:

          (i) if the aggregate Letter of Credit Obligations with respect to such Issuing Bank, after giving effect to the issuance, amendment or extension of the Letter of Credit requested hereunder, shall exceed any limit imposed by law or regulation upon such Issuing Bank;

          (ii) if, immediately after giving effect to the issuance, amendment or extension of such Letter of Credit, (1) the Letter of Credit Obligations at such time would exceed $100,000,000 or (2) the Revolving Credit Obligations at such time would exceed the Maximum Revolving Credit Amount at such time, or (3) one or more of the conditions precedent contained in Sections 6.1 or 6.2, as applicable, would not on such date be satisfied, unless such conditions are thereafter satisfied and written notice of such satisfaction is given to such Issuing Bank by the Payment and Disbursement Agent (and such Issuing Bank shall not otherwise be required to determine that, or take notice whether, the conditions precedent set forth in Sections 6.1 or 6.2, as applicable, have been satisfied);

          (iii) which has an expiration date later than the earlier of (A) the date one (1) year after the date of issuance (without regard to any automatic renewal provisions thereof) or (B) the Business Day next preceding the scheduled Revolving Credit Termination Date; or

          (iv)  which is in a currency other than Dollars.

          (b) Conditions. In addition to being subject to the satisfaction of the conditions precedent contained in Sections 6.1 and 6.2, as applicable, the obligation of an Issuing Bank to issue, amend or extend any Letter of Credit is subject to the satisfaction in full of the following conditions:

          (i) if the Issuing Bank so requests, the Borrower shall have executed and delivered to such Issuing Bank and the Payment and Disbursement Agent a Letter of Credit Reimbursement Agreement and such other documents and materials as may be required pursuant to the terms thereof; and

          (ii) the terms of the proposed Letter of Credit shall be satisfactory to the Issuing Bank in its sole discretion.

          (c) Issuance of Letters of Credit. (i) The Borrower shall give the Payment and Disbursement Agent written notice that it requires the issuance a Letter of Credit not later than 11:00 a.m. (New York time) on the third (3rd) Business Day preceding the requested date for issuance thereof under this Agreement. Such notice shall be irrevocable unless and until such request is denied by the applicable Arranger and shall specify (A) that the requested Letter of Credit is either a Commercial Letter of Credit or a Standby Letter of Credit, (B) that such Letter of Credit is solely for the account of the Borrower, (C) the stated amount of the Letter of Credit requested, (D) the effective date (which shall be a Business Day) of issuance of such Letter of Credit, (E) the date on which such Letter of Credit is to expire (which shall be a Business Day and no later than the Business Day immediately preceding the scheduled Revolving Credit Termination Date), (F) the Person for whose benefit such Letter of Credit is to be issued, (G) other relevant terms of such Letter of Credit, (H) the Revolving Credit Availability at such time, and (I) the amount of the then outstanding Letter of Credit Obligations.

          (ii) The Arrangers shall jointly select one Arranger to act as Issuing Bank with respect to such Letter of Credit, which selection shall be in the sole discretion of the Arrangers. If such Arranger declines to issue the Letter of Credit, the Arrangers shall jointly select an alternative Lender to issue such Letter of Credit.

          (iii) The selected Arranger (if not the Payment and Disbursement Agent) shall give the Payment and Disbursement Agent written notice, or telephonic notice confirmed promptly thereafter in writing, of the issuance, amendment or extension of a Letter of Credit (which notice the Payment and Disbursement Agent shall promptly transmit by telegram, facsimile transmission, or similar transmission to each Lender).

          (d) Reimbursement Obligations; Duties of Issuing Banks and other Lenders.

          (i) Notwithstanding any provisions to the contrary in any Letter of Credit Reimbursement Agreement:

          (A) the Borrower shall reimburse the Issuing Bank for amounts drawn under its Letter of Credit, in Dollars, no later than the date (the "Reimbursement Date") which is the earlier of (I) the time specified in the applicable Letter of Credit Reimbursement Agreement and (II) three (3) Business Days after the Borrower receives written notice from the Issuing Bank that payment has been made under such Letter of Credit by the Issuing Bank; and

          (B) all Reimbursement Obligations with respect to any Letter of Credit shall bear interest at the rate applicable to Base Rate Loans in accordance with Section 5.1(a) from the date of the relevant drawing under such Letter of Credit until the Reimbursement Date and thereafter at the rate applicable to Base Rate Loans in accordance with Section 5.1(d).

          (ii) The Issuing Bank shall give the Payment and Disbursement Agent written notice, or telephonic notice confirmed promptly thereafter in writing, of all drawings under a Letter of Credit and the payment (or the failure to pay when due) by the Borrower on account of a Reimbursement Obligation (which notice the Payment and Disbursement Agent shall promptly transmit by telegram, facsimile transmission or similar transmission to each Lender).

         (iii) No action taken or omitted in good faith by an Issuing Bank under or in connection with any Letter of Credit shall put such Issuing Bank under any resulting liability to any Lender, the Borrower or, so long as it is not issued in violation of Section 3.1(a), relieve any Lender of its obligations hereunder to such Issuing Bank. Solely as between the Issuing Banks and the other Lenders, in determining whether to pay under any Letter of Credit, the Issuing Bank shall have no obligation to the other Lenders other than to confirm that any documents required to be delivered under a respective Letter of Credit appear to have been delivered and that they appear on their face to comply with the requirements of such Letter of Credit.

          (e) Participations. (i) Immediately upon issuance by an Issuing Bank of any Letter of Credit in accordance with the procedures set forth in this Section 3.1, each Lender shall be deemed to have irrevocably and unconditionally purchased and received from that Issuing Bank, without recourse or warranty, an undivided interest and participation in such Letter of Credit to the extent of such Lender's Pro Rata Share, including, without limitation, all obligations of the Borrower with respect thereto (other than amounts owing to the Issuing Bank under Section 3.1(g)) and any security therefor and guaranty pertaining thereto.

          (ii) If any Issuing Bank makes any payment under any Letter of Credit and the Borrower does not repay such amount to the Issuing Bank on the Reimbursement Date, the Issuing Bank shall promptly notify the Payment and Disbursement Agent, which shall promptly notify each other Lender, and each Lender shall promptly and unconditionally pay to the Payment and Disbursement Agent for the account of such Issuing Bank, in immediately available funds, the amount of such Lender's Pro Rata Share of such payment (net of that portion of such payment, if any, made by such Issuing Bank in its capacity as an issuer of a Letter of Credit), and the Payment and Disbursement Agent shall promptly pay to such Issuing Bank such amounts received by it, and any other amounts received by the Payment and Disbursement Agent for such Issuing Bank's account, pursuant to this Section 3.1(e). If a Lender does not make its Pro Rata Share of the amount of such payment available to the Payment and Disbursement Agent, such Lender agrees to pay to the Payment and Disbursement Agent for the account of the Issuing Bank, forthwith on demand, such amount together with interest thereon at the interest rate then applicable to Base Rate Loans in accordance with Section 5.1(a). The failure of any Lender to make available to the Payment and Disbursement Agent for the account of an Issuing Bank its Pro Rata Share of any such payment shall neither relieve any other Lender of its obligation hereunder to make available to the Payment and Disbursement Agent for the account of such Issuing Bank such other Lender's Pro Rata Share of any payment on the date such payment is to be made nor increase the obligation of any other Lender to make such payment to the Payment and Disbursement Agent.

          (iii) Whenever an Issuing Bank receives a payment on account of a Reimbursement Obligation, including any interest thereon, as to which the Payment and Disbursement Agent has previously received payments from any other Lender for the account of such Issuing Bank pursuant to this Section 3.1(e), such Issuing Bank shall promptly pay to the Payment and Disbursement Agent and the Payment and Disbursement Agent shall promptly pay to each other Lender an amount equal to such other Lender's Pro Rata Share thereof. Each such payment shall be made by such reimbursed Issuing Bank or the Payment and Disbursement Agent, as the case may be, on the Business Day on which such Person receives the funds paid to such Person pursuant to the preceding sentence, if received prior to 11:00 a.m. (New York time) on such Business Day, and otherwise on the next succeeding Business Day.

          (iv) Upon the written request of any Lender, the Issuing Banks shall furnish such requesting Lender copies of any Letter of Credit, Letter of Credit Reimbursement Agreement, and related amendment to which such Issuing Bank is party and such other documentation as reasonably may be requested by the requesting Lender.

          (v) The obligations of a Lender to make payments to the Payment and Disbursement Agent for the account of any Issuing Bank with respect to a Letter of Credit shall be irrevocable, shall not be subject to any qualification or exception whatsoever except willful misconduct or gross negligence of such Issuing Bank, and shall be honored in accordance with this Article III (irrespective of the satisfaction of the conditions described in Sections 6.1 and 6.2, as applicable) under all circumstances, including, without limitation, any of the following circumstances:

          (A) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

          (B) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit or any transferee of a beneficiary named in a Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the account party and beneficiary named in any Letter of Credit);

          (C) any draft, certificate or any other document presented under the Letter of Credit having been determined to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (D) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents;

          (E) any failure by that Issuing Bank to make any reports required pursuant to Section 3.1(h) or the inaccuracy of any such report; or

          (F) the occurrence of any Event of Default or Potential Event of Default.

          (f) Payment of Reimbursement Obligations. (i) The Borrower unconditionally agrees to pay to each Issuing Bank, in Dollars, the amount of all Reimbursement Obligations, interest and other amounts payable to such Issuing Bank under or in connection with the Letters of Credit when such amounts are due and payable, irrespective of any claim, setoff, defense or other right which the Borrower may have at any time against any Issuing Bank or any other Person.

         (ii) In the event any payment by the Borrower received by an Issuing Bank with respect to a Letter of Credit and distributed by the Payment and Disbursement Agent to the Lenders on account of their participations is thereafter set aside, avoided or recovered from such Issuing Bank in connection with any receivership, liquidation or bankruptcy proceeding, each Lender which received such distribution shall, upon demand by such Issuing Bank, contribute such Lender's Pro Rata Share of the amount set aside, avoided or recovered together with interest at the rate required to be paid by such Issuing Bank upon the amount required to be repaid by it.

          (g) Letter of Credit Fee Charges. In connection with each Letter of Credit, Borrower hereby covenants to pay to the Payment and Disbursement Agent the following fees each payable quarterly in arrears (on the first Banking Day of each calendar quarter following the issuance of each Letter of Credit): (1) a fee for the account of the Lenders, computed daily on the amount of the Letter of Credit issued and outstanding at a rate per annum equal to the "Banks' L/C Fee Rate" (as hereinafter defined) and (2) a fee, for the Issuing Bank's own account, computed daily on the amount of the Letter of Credit issued and outstanding at a rate per annum equal to 0.125%. For purposes of this Agreement, the "Banks' L/C Fee Rate" shall mean, at any time, a rate per annum equal to the Applicable Margin for Eurodollar Rate Loans less 0.125% per annum. It is understood and agreed that the last installment of the fees provided for in this paragraph (g) with respect to any particular Letter of Credit shall be due and payable on the first day of the fiscal quarter following the return, undrawn, or cancellation of such Letter of Credit. In addition, the Borrower shall pay to each Issuing Bank, solely for its own account, the standard charges assessed by such Issuing Bank in connection with the issuance, administration, amendment and payment or cancellation of Letters of Credit and such compensation in respect of such Letters of Credit for the Borrower's account as may be agreed upon by the Borrower and such Issuing Bank from time to time.

          (h) Letter of Credit Reporting Requirements. Each Issuing Bank shall, no later than the tenth (10th) Business Day following the last day of each calendar month, provide to the Payment and Disbursement Agent, the Borrower, and each other Lender separate schedules for Commercial Letters of Credit and Standby Letters of Credit issued as Letters of Credit, in form and substance reasonably satisfactory to the Payment and Disbursement Agent, setting forth the aggregate Letter of Credit Obligations outstanding to it at the end of each month and, to the extent not otherwise provided in accordance with the provisions of Section 3.1(c)(ii), any information requested by the Payment and Disbursement Agent or the Borrower relating to the date of issue, account party, amount, expiration date and reference number of each Letter of Credit issued by it.

          (i) Indemnification; Exoneration. (i) In addition to all other amounts payable to an Issuing Bank, the Borrower hereby agrees to defend, indemnify, and save the Payment and Disbursement Agent, each Issuing Bank, and each other Lender harmless from and against any and all claims, demands, liabilities, penalties, damages, losses (other than loss of profits), costs, charges and expenses (including reasonable attorneys' fees but excluding taxes) which the Payment and Disbursement Agent, the Issuing Banks, or such other Lender may incur or be subject to as a consequence, direct or indirect, of (A) the issuance of any Letter of Credit other than as a result of the gross negligence or willful misconduct of the Issuing Bank, as determined by a court of competent jurisdiction, or (B) the failure of the Issuing Bank to honor a drawing under such Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or Governmental Authority.

         (ii) As between the Borrower on the one hand and the Lenders on the other hand, the Borrower assumes all risks of the acts and omissions of, or misuse of Letters of Credit by, the respective beneficiaries of the Letters of Credit. In furtherance and not in limitation of the foregoing, subject to the provisions of the Letter of Credit Reimbursement Agreements, the Payment and Disbursement Agent, the Issuing Banks and the other Lenders shall not be responsible for: (A) the form, validity, legality, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of the Letters of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) the validity, legality or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason;
(C) failure of the beneficiary of a Letter of Credit to duly comply with conditions required in order to draw upon such Letter of Credit; (D) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (E) errors in interpretation of technical terms; (F) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or of the proceeds thereof; (G) the misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; and (H) any consequences arising from causes beyond the control of the Payment and Disbursement Agent, the Issuing Banks or the other Lenders.

          3.2. Obligations Several. The obligations of the Payment and Disbursement Agent, each Issuing Bank, and each other Lender under this Article III are several and not joint, and no Issuing Bank or other Lender shall be responsible for the obligation to issue Letters of Credit or participation obligation hereunder, respectively, of any other Issuing Bank or other Lender.


     ARTICLE IV
     PAYMENTS AND PREPAYMENTS

          4.1.  Prepayments; Reductions in Revolving Credit Commitments.

          (a) Voluntary Prepayments. The Borrower may, at any time and from time to time, prepay the Loans in part or in their entirety, subject to the following limitations. The Borrower shall give at least fifteen (15) days' prior written notice to the Payment and Disbursement Agent (which the Payment and Disbursement Agent shall promptly transmit to each Lender) of any prepayment in the entirety to be made prior to the occurrence of an Event of Default, which notice of prepayment shall specify the date (which shall be a Business Day) of prepayment. When notice of prepayment is delivered as provided herein, the outstanding principal amount of the Loans on the prepayment date specified in the notice shall become due and payable on such prepayment date. Each voluntary partial prepayment of the Loans shall be in a minimum amount of $1,000,000 and in integral multiples of $1,000,000 in excess of that amount. Eurodollar Rate Loans and Money Market Loans may be prepaid in part or in their entirety only upon payment of the amounts described in Section 5.2(f).

          (b) Voluntary Reductions In Revolving Credit Commitments. The Borrower may, upon at least fifteen (15) days' prior written notice to the Payment and Disbursement Agent (which the Payment and Disbursement Agent shall promptly transmit to each Lender), at any time and from time to time, terminate in whole or permanently reduce in part the Revolving Credit Commitments, provided that the Borrower shall have made whatever payment may be required to reduce the Revolving Credit Obligations to an amount less than or equal to the Revolving Credit Commitments as reduced or terminated, which amount shall become due and payable on the date specified in such notice. Any partial reduction of the Revolving Credit Commitments shall be in an aggregate minimum amount of $1,000,000 and integral multiples of $1,000,000 in excess of that amount, and shall reduce the Revolving Credit Commitment of each Lender proportionately in accordance with its Pro Rata Share. Any notice of termination or reduction given to the Payment and Disbursement Agent under this
Section 4.1(b) shall specify the date (which shall be a Business Day) of such termination or reduction and, with respect to a partial reduction, the aggregate principal amount thereof.

          (c) No Penalty. The prepayments and payments in respect of reductions and terminations described in clauses (a) and (b) of this Section
4.1 may be made without premium or penalty (except as provided in Section
5.2(f)).

          (d)  Mandatory Prepayment.  If at any time from and after the Closing
Date: (i) the Borrower merges or consolidates with another Person (other than pursuant to the SDG Reorganization Transactions, which are expressly permitted subject to the terms of Article XIV hereof) and the Borrower is not the surviving entity, or (ii) the Borrower or any Consolidated Subsidiary sells, transfers, assigns or conveys assets, the book value of which (computed in accordance with GAAP but without deduction for depreciation), in the aggregate of all such sales, transfers, assignments, foreclosures, or conveyances exceeds 30% of the Capitalization Value, or (iii) the portion of Capitalization Value attributable to the aggregate Limited Minority Holdings (but excluding the Borrower's interest in Pentagon Fashion Center) of the Borrower and its Consolidated Subsidiaries exceed 20% of Capitalization Value, or (iv) the Borrower or the Management Company ceases to provide property management and leasing services to 33% of the total number of Shopping Centers in which the Borrower has an ownership interest (the date any such event shall occur being the "Prepayment Date"), the Revolving Credit Commitment shall be terminated and the Borrower shall be required to prepay the Loans in their entirety as if the Prepayment Date were the Revolving Credit Termination Date. The Borrower shall immediately make such prepayment together with interest accrued to the date of the prepayment on the principal amount prepaid and shall return or cause to be returned all Letters of Credit to the applicable Lender. In connection with the prepayment of any Loan prior to the maturity thereof, the Borrower shall also pay any applicable expenses pursuant to Section 5.2(f). Each such prepayment shall be applied to prepay ratably the Loans of the Lenders.
Amounts prepaid pursuant to this Section 4.1(d) may not be reborrowed. As used in this Section 4.1(d) only, the phrase "sells, transfers, assigns or conveys" shall not include (i) sales or conveyances among Borrower and any Consolidated Subsidiaries, or (ii) mortgages secured by Real Property.

          4.2.  Payments.

          (a) Manner and Time of Payment. All payments of principal of and interest on the Loans and Reimbursement Obligations and other Obligations (including, without limitation, fees and expenses) which are payable to the Payment and Disbursement Agent, the Arrangers or any other Lender shall be made without condition or reservation of right, in immediately available funds, delivered to the Payment and Disbursement Agent (or, in the case of Reimbursement Obligations, to the pertinent Arranger) not later than 12:00 noon (New York time) on the date and at the place due, to such account of the Payment and Disbursement Agent (or such Arranger) as it may designate, for the account of the Payment and Disbursement Agent, an Arranger, or such other Lender, as the case may be; and funds received by the Payment and Disbursement Agent (or such Arranger), including, without limitation, funds in respect of any Loans to be made on that date, not later than 12:00 noon (New York time) on any given Business Day shall be credited against payment to be made that day and funds received by the Payment and Disbursement Agent (or such Arranger) after that time shall be deemed to have been paid on the next succeeding Business Day. Payments actually received by the Payment and Disbursement Agent for the account of the Lenders, or any of them, shall be paid to them by the Payment and Disbursement Agent promptly after receipt thereof.

          (b)  Apportionment of Payments.  (i)  Subject to the provisions of
Section 4.2(b)(v), all payments of principal and interest in respect of outstanding Loans, all payments in respect of Reimbursement Obligations, all payments of fees and all other payments in respect of any other Obligations, shall be allocated among such of the Lenders as are entitled thereto, in proportion to their respective Pro Rata Shares or otherwise as provided herein. Subject to the provisions of Section 4.2(b)(ii), all such payments and any other amounts received by the Payment and Disbursement Agent from or for the benefit of the Borrower shall be applied in the following order:

          (A) to pay principal of and interest on any portion of the Loans which the Payment and Disbursement Agent may have advanced on behalf of any Lender other than UBS for which the Payment and Disbursement Agent has not then been reimbursed by such Lender or the Borrower,

          (B) to pay all other Obligations then due and payable and

          (C) as the Borrower so designates.

Unless otherwise designated by the Borrower, all principal payments in respect of Committed Loans shall be applied first, to repay outstanding Base Rate Loans, and then to repay outstanding Eurodollar Rate Loans with those Eurodollar Rate Loans which have earlier expiring Eurodollar Interest Periods being repaid prior to those which have later expiring Eurodollar Interest Periods.

         (ii) After the occurrence of an Event of Default and while the same is continuing, the Payment and Disbursement Agent shall apply all payments in respect of any Obligations in the following order:

          (A) first, to pay principal of and interest on any portion of the Loans which the Payment and Disbursement Agent may have advanced on behalf of any Lender other than UBS for which the Payment and Disbursement Agent has not then been reimbursed by such Lender or the Borrower;

          (B) second, to pay Obligations in respect of any fees, expense reimbursements or indemnities then due to the Payment and Disbursement Agent;

          (C) third, to pay principal of and interest on Letter of Credit Obligations (or, to the extent such Obligations are contingent, deposited with the Payment and Disbursement Agent to provide cash collateral in respect of such Obligations);

          (D) fourth, to pay Obligations in respect of any fees, expense reimbursements or indemnities then due to the Lenders and the Co-Agents;

          (E)  fifth, to pay interest due in respect of Loans;

          (F) sixth, to the ratable payment or prepayment of principal outstanding on Loans; and

          (G)  seventh, to the ratable payment of all other Obligations.

The order of priority set forth in this Section 4.2(b)(ii) and the related provisions of this Agreement are set forth solely to determine the rights and priorities of the Payment and Disbursement Agent, the Arrangers, the other Lenders and other Holders as among themselves. The order of priority set forth in clauses (C) through (G) of this Section 4.2(b)(ii) may at any time and from time to time be changed by the Requisite Lenders without necessity of notice to or consent of or approval by the Borrower, any Holder which is not a Lender, or any other Person. The order of priority set forth in clauses (A) and (B) of this Section 4.2(b)(ii) may be changed only with the prior written consent of the Payment and Disbursement Agent.

          (iii) The Payment and Disbursement Agent, in its sole discretion subject only to the terms of this Section 4.2(b)(iii), may pay from the proceeds of Loans made to the Borrower hereunder, whether made following a request by the Borrower pursuant to Section 2.1 or a deemed request as provided in this Section 4.2(b)(iii), all amounts payable by the Borrower hereunder, including, without limitation, amounts payable with respect to payments of principal, interest, Reimbursement Obligations and fees and all reimbursements for expenses pursuant to Section 15.2. The Borrower hereby irrevocably authorizes the Lenders to make Loans, which Loans shall be Base Rate Loans, in each case, upon notice from the Payment and Disbursement Agent as described in the following sentence for the purpose of paying principal, interest, Reimbursement Obligations and fees due from the Borrower, reimbursing expenses pursuant to Section 15.2 and paying any and all other amounts due and payable by the Borrower hereunder or under the Notes, and agrees that all such Loans so made shall be deemed to have been requested by it pursuant to Section 2.1 as of the date of the aforementioned notice. The Payment and Disbursement Agent shall request Loans on behalf of the Borrower as described in the preceding sentence by notifying the Lenders by facsimile transmission or other similar form of transmission (which notice the Payment and Disbursement Agent shall thereafter promptly transmit to the Borrower), of the amount and Funding Date of the proposed Borrowing and that such Borrowing is being requested on the Borrower's behalf pursuant to this Section 4.2(b)(iii). On the proposed Funding Date, the Lenders shall make the requested Loans in accordance with the procedures and subject to the conditions specified in Section 2.1.

          (iv) Subject to Section 4.2(b)(v), the Payment and Disbursement Agent shall promptly distribute to each Arranger and each other Lender at its primary address set forth on the appropriate signature page hereof or the signature page to the Assignment and Acceptance by which it became a Lender, or at such other address as a Lender or other Holder may request in writing, such funds as such Person may be entitled to receive, subject to the provisions of
Article XII; provided that the Payment and Disbursement Agent shall under no circumstances be bound to inquire into or determine the validity, scope or priority of any interest or entitlement of any Holder and may suspend all payments or seek appropriate relief (including, without limitation, instructions from the Requisite Lenders or an action in the nature of interpleader) in the event of any doubt or dispute as to any apportionment or distribution contemplated hereby.

          (v) In the event that any Lender fails to fund its Pro Rata Share of any Loan requested by the Borrower which such Lender is obligated to fund under the terms of this Agreement (the funded portion of such Loan being hereinafter referred to as a "Non Pro Rata Loan"), until the earlier of such Lender's cure of such failure and the termination of the Revolving Credit Commitments, the proceeds of all amounts thereafter repaid to the Payment and Disbursement Agent by the Borrower and otherwise required to be applied to such Lender's share of all other Obligations pursuant to the terms of this Agreement shall be advanced to the Borrower by the Payment and Disbursement Agent on behalf of such Lender to cure, in full or in part, such failure by such Lender, but shall nevertheless be deemed to have been paid to such Lender in satisfaction of such other Obligations. Notwithstanding anything in this Agreement to the contrary:

          (A) the foregoing provisions of this Section 4.2(b)(v) shall apply only with respect to the proceeds of payments of Obligations and shall not affect the conversion or continuation of Loans pursuant to Section 5.1(c);

          (B) a Lender shall be deemed to have cured its failure to fund its Pro Rata Share of any Loan at such time as an amount equal to such Lender's original Pro Rata Share of the requested principal portion of such Loan is fully funded to the Borrower, whether made by such Lender itself or by operation of the terms of this Section 4.2(b)(v), and whether or not the Non Pro Rata Loan with respect thereto has been repaid, converted or continued;

          (C) amounts advanced to the Borrower to cure, in full or in part, any such Lender's failure to fund its Pro Rata Share of any Loan ("Cure Loans") shall bear interest at the Base Rate in effect from time to time, and for all other purposes of this Agreement shall be treated as if they were Base Rate Loans; and

          (D) regardless of whether or not an Event of Default has occurred or is continuing, and notwithstanding the instructions of the Borrower as to its desired application, all repayments of principal which, in accordance with the other terms of this Section 4.2, would be applied to the outstanding Base Rate Loans shall be applied first, ratably to all Base Rate Loans constituting Non Pro Rata Loans, second, ratably to Base Rate Loans other than those constituting Non Pro Rata Loans or Cure Loans and, third, ratably to Base Rate Loans constituting Cure Loans.

          (c) Payments on Non-Business Days. Whenever any payment to be made by the Borrower hereunder or under the Notes is stated to be due on a day which is not a Business Day, the payment shall instead be due on the next succeeding Business Day (or, as set forth in Section 5.2(b)(iii), the next preceding Business Day).

          4.3.  Promise to Repay; Evidence of Indebtedness.

          (a) Promise to Repay. The Borrower hereby agrees to pay when due the principal amount of each Loan which is made to it, and further agrees to pay all unpaid interest accrued thereon, in accordance with the terms of this Agreement and the Notes. The Borrower shall execute and deliver to each Lender on the Closing Date, a promissory note, in form and substance acceptable to the Payment and Disbursement Agent and such Lender, evidencing the Loans and thereafter shall execute and deliver such other promissory notes as are necessary to evidence the Loans owing to the Lenders after giving effect to any assignment thereof pursuant to Section 15.1, all in form and substance acceptable to the Payment and Disbursement Agent and the parties to such assignment (all such promissory notes and all amendments thereto, replacements thereof and substitutions therefor being collectively referred to as the "Notes"; and "Note" means any one of the Notes).

          (b) Loan Account. Each Lender shall maintain in accordance with its usual practice an account or accounts (a "Loan Account") evidencing the Indebtedness of the Borrower to such Lender resulting from each Loan owing to such Lender from time to time, including the amount of principal and interest payable and paid to such Lender from time to time hereunder and under the Notes.

          (c) Control Account. The Register maintained by the Payment and Disbursement Agent pursuant to Section 15.1(c) shall include a control account, and a subsidiary account for each Lender, in which accounts (taken together) shall be recorded (i) the date and amount of each Borrowing made hereunder, the type of Loan comprising such Borrowing and any Eurodollar Interest Period applicable thereto, (ii) the effective date and amount of each Assignment and Acceptance delivered to and accepted by it and the parties thereto, (iii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder or under the Notes and (iv) the amount of any sum received by the Payment and Disbursement Agent from the Borrower hereunder and each Lender's share thereof.

          (d) Entries Binding. The entries made in the Register and each Loan Account shall be conclusive and binding for all purposes, absent manifest error.

          (e) No Recourse to Limited Partners or General Partners. Notwithstanding anything contained in this Agreement to the contrary, it is expressly understood and agreed that nothing herein or in the Notes shall be construed as creating any liability on any Limited Partner, any General
Partner, or any partner, officer, shareholder or director of any Limited
Partner or any General Partner to pay any of the Obligations other than liability arising from or in connection with (i) fraud or (ii) the misappropriation or misapplication of proceeds of the Loans; but nothing contained in this Section 4.3(e) shall be construed to prevent the exercise of any remedy allowed to the Payment and Disbursement Agent, the Arrangers, the Co-Agents or the Lenders by law or by the terms of this Agreement or the other
Loan Documents which does not relate to or result in such an obligation by any Limited Partner or any General Partner to pay money.


     ARTICLE V
     INTEREST AND FEES

          5.1.  Interest on the Loans and other Obligations.

          (a) Rate of Interest. All Loans and the outstanding principal balance of all other Obligations shall bear interest on the unpaid principal amount thereof from the date such Loans are made and such other Obligations are due and payable until paid in full, except as otherwise provided in Section 5.1(d), as follows:

          (i) If a Base Rate Loan or such other Obligation, at a rate per annum equal to the sum of (A) the Base Rate, as in effect from time to time as interest accrues, plus (B) the then Applicable Margin for Base Rate Loans; and

          (ii) If a Eurodollar Rate Loan, at a rate per annum equal to the sum of (A) the Eurodollar Rate determined for the applicable Eurodollar Interest Period, plus (B) the then Applicable Margin for Eurodollar Loans; and

          (iii) If a Money Market Loan, at a rate per annum equal to either (A) the sum of (1) the Eurodollar Rate determined for the applicable Eurodollar Interest Period (determined as if the related Money Market Borrowing were a Committed Eurodollar Rate Borrowing) plus (or minus) (2) the Money Market Margin quoted by the Lender making such Money Market Loan in accordance with
Section 2.2. or (B) the Money Market Rate, as applicable.

The applicable basis for determining the rate of interest on the Loans shall be selected by the Borrower at the time a Notice of Borrowing or a Notice of Conversion/Continuation is delivered by the Borrower to the Payment and Disbursement Agent; provided, however, the Borrower may not select the Eurodollar Rate as the applicable basis for determining the rate of interest on such a Loan if at the time of such selection an Event of Default or a Potential Event of Default would occur or has occurred and is continuing and further provided that, from and after the occurrence of an Event of Default or a Potential Event of Default, each Eurodollar Rate Loan then outstanding may, at the Payment and Disbursement Agent's option, convert to a Base Rate Loan. If on any day any Loan is outstanding with respect to which notice has not been timely delivered to the Payment and Disbursement Agent in accordance with the terms of this Agreement specifying the basis for determining the rate of interest on that day, then for that day interest on that Loan shall be determined by reference to the Base Rate.

          (b) Interest Payments. (i) Interest accrued on each Loan, whether a Base Rate Loan, a Eurodollar Loan, or a Money Market Loan shall be calculated on the last day of each calendar month and shall be payable in arrears (A) on the first day of each calendar month, commencing on the first such day following the making of such Loan, (B) upon the payment or prepayment thereof in full or in part, and (C) if not theretofore paid in full, at maturity (whether by acceleration or otherwise) of such Loan.

          (ii) Interest accrued on the principal balance of all other Obligations shall be calculated on the last day of each calendar month and shall be payable in arrears (A) on the first day of each calendar month, commencing on the first such day following the incurrence of such Obligation,
(B) upon repayment thereof in full or in part, and (C) if not theretofore paid in full, at the time such other Obligation becomes due and payable (whether by acceleration or otherwise).

          (c) Conversion or Continuation. (i) The Borrower shall have the option (A) to convert at any time all or any part of outstanding Base Rate Loans to Eurodollar Rate Loans; (B) to convert all or any part of outstanding Eurodollar Rate Loans having Eurodollar Interest Periods which expire on the same date to Base Rate Loans on such expiration date; or (C) to continue all or any part of outstanding Eurodollar Rate Loans having Eurodollar Interest Periods which expire on the same date as Eurodollar Rate Loans, and the succeeding Eurodollar Interest Period of such continued Loans shall commence on such expiration date; provided, however, no such outstanding Loan may be continued as, or be converted into, a Eurodollar Rate Loan (i) if the continuation of, or the conversion into, would violate any of the provisions of
Section 5.2 or (ii) if an Event of Default or a Potential Event of Default would occur or has occurred and is continuing. Any conversion into or continuation of Eurodollar Rate Loans under this Section 5.1(c) shall be in a minimum amount of $1,000,000 and in integral multiples of $100,000 in excess of that amount, except in the case of a conversion into or a continuation of an entire Borrowing of Non Pro Rata Loans.

          (ii) To convert or continue a Loan under Section 5.1(c)(i), the Borrower shall deliver a Notice of Conversion/Continuation to the Payment and Disbursement Agent no later than 11:00 a.m. (New York time) at least three (3) Business Days in advance of the proposed conversion/continuation date. A Notice of Conversion/Continuation shall specify (A) the proposed conversion/continuation date (which shall be a Business Day), (B) the principal amount of the Loan to be converted/continued, (C) whether such Loan shall be converted and/or continued, and (D) in the case of a conversion to, or continuation of, a Eurodollar Rate Loan, the requested Eurodollar Interest Period. In lieu of delivering a Notice of Conversion/Continuation, the Borrower may give the Payment and Disbursement Agent telephonic notice of any proposed conversion/continuation by the time required under this Section 5.1(c)(ii), if the Borrower confirms such notice by delivery of the Notice of Conversion/Continuation to the Payment and Disbursement Agent by facsimile transmission promptly, but in no event later than 3:00 p.m. (New York time) on the same day. Promptly after receipt of a Notice of Conversion/Continuation under this Section 5.1(c)(ii) (or telephonic notice in lieu thereof), the Payment and Disbursement Agent shall notify each Lender by facsimile transmission, or other similar form of transmission, of the proposed conversion/continuation. Any Notice of Conversion/Continuation for conversion to, or continuation of, a Loan (or telephonic notice in lieu thereof) given pursuant to this Section 5.1(c)(ii) shall be irrevocable, and the Borrower shall be bound to convert or continue in accordance therewith. In the event no Notice of Conversion/Continuation is delivered as and when specified in this
Section 5.1(c)(ii) with respect to outstanding Eurodollar Rate Loans, upon the expiration of the Eurodollar Interest Period applicable thereto, such Loans shall automatically be continued as Eurodollar Rate Loans with a Eurodollar Interest Period of thirty (30) days.

          (d) Default Interest. Notwithstanding the rates of interest specified in Section 5.1(a) or elsewhere in this Agreement, effective immediately upon the occurrence of an Event of Default, and for as long thereafter as such Event of Default shall be continuing, the principal balance of all Loans and other Obligations shall bear interest at a rate equal to the sum of (A) the Base Rate, as in effect from time to time as interest accrues, plus (B) four percent (4.0%) per annum.

          (e) Computation of Interest. Interest on all Obligations shall be computed on the basis of the actual number of days elapsed in the period during which interest accrues and a year of 360 days. In computing interest on any Loan, the date of the making of the Loan or the first day of a Eurodollar Interest Period, as the case may be, shall be included and the date of payment or the expiration date of a Eurodollar Interest Period, as the case may be, shall be excluded; provided, however, if a Loan is repaid on the same day on which it is made, one (1) day's interest shall be paid on such Loan.

          (f)  Eurodollar Rate Information.   Upon the reasonable request of
the Borrower from time to time, the Payment and Disbursement Agent shall promptly provide to the Borrower such information with respect to the applicable Eurodollar Rate as may be so requested.

          5.2. Special Provisions Governing Eurodollar Rate Loans and Money Market Loans.

          (a) Amount of Eurodollar Rate Loans. Each Eurodollar Rate Loan shall be in a minimum principal amount of $1,500,000 and in integral multiples of $100,000 in excess of that amount.

          (b) Determination of Eurodollar Interest Period. By giving notice as set forth in Section 2.1(b) (with respect to a Borrowing of Eurodollar Rate Loans), Section 2.2 (with respect to a Borrowing of Money Market Loans), or
Section 5.1(c) (with respect to a conversion into or continuation of Eurodollar Rate Loans), the Borrower shall have the option, subject to the other provisions of this Section 5.2, to select an interest period (each, a "Eurodollar Interest Period") to apply to the Loans described in such notice, subject to the following provisions:

          (i) The Borrower may only select, as to a particular Borrowing of Eurodollar Rate Loans, a Eurodollar Interest Period of one, two, three or six months in duration or, with the prior written consent of the Arrangers, a shorter or a longer duration;

          (ii) The Borrower may only select, as to a particular Borrowing of Money Market Loans, a Eurodollar Interest Period of one, two, or three months in duration;

          (iii) In the case of immediately successive Eurodollar Interest Periods applicable to a Borrowing of Eurodollar Rate Loans, each successive Eurodollar Interest Period shall commence on the day on which the next preceding Eurodollar Interest Period expires;

          (iv) If any Eurodollar Interest Period would otherwise expire on a day which is not a Business Day, such Eurodollar Interest Period shall be extended to expire on the next succeeding Business Day if the next succeeding Business Day occurs in the same calendar month, and if there will be no succeeding Business Day in such calendar month, the Eurodollar Interest Period shall expire on the immediately preceding Business Day;

          (v) The Borrower may not select a Eurodollar Interest Period as to any Loan if such Eurodollar Interest Period terminates later than the Revolving Credit Termination Date;

          (vi) The Borrower may not select a Eurodollar Interest Period with respect to any portion of principal of a Loan which extends beyond a date on which the Borrower is required to make a scheduled payment of such portion of principal; and

          (vii) There shall be no more than twelve (12) Eurodollar Interest Periods in effect at any one time with respect to Eurodollar Rate Loans.

          (c) Determination of Eurodollar Interest Rate. As soon as practicable on the second Business Day prior to the first day of each Eurodollar Interest Period (the "Eurodollar Interest Rate Determination Date"), the Payment and Disbursement Agent shall determine (pursuant to the procedures set forth in the definition of "Eurodollar Rate") the interest rate which shall apply to the Eurodollar Rate Loans or Money Market Loans for which an interest rate is then being determined for the applicable Eurodollar Interest Period and shall promptly give notice thereof (in writing or by telephone confirmed in writing) to the Borrower and to each Lender. The Payment and Disbursement Agent's determination shall be presumed to be correct, absent manifest error, and shall be binding upon the Borrower.

          (d) Interest Rate Unascertainable, Inadequate or Unfair. In the event that at least one (1) Business Day before the Eurodollar Interest Rate Determination Date:

          (i) the Payment and Disbursement Agent is advised by the Reference Bank that deposits in Dollars (in the applicable amounts) are not being offered by the Reference Bank in the London interbank market for such Eurodollar Interest Period; or

          (ii) the Payment and Disbursement Agent determines that adequate and fair means do not exist for ascertaining the applicable interest rates by reference to which the Eurodollar Rate then being determined is to be fixed; or

          (iii) the Requisite Lenders advise the Payment and Disbursement Agent that the Eurodollar Rate for Eurodollar Rate Loans comprising such Borrowing will not adequately reflect the cost to such Requisite Lenders of obtaining funds in Dollars in the London interbank market in the amount substantially equal to such Lenders' Eurodollar Rate Loans in Dollars and for a period equal to such Eurodollar Interest Period; or

          (iv) the applicable Lender(s) advise the Payment and Disbursement Agent that the Eurodollar Rate for Money Market Loans comprising such Borrowing will not adequately reflect the cost to such Lender(s) of obtaining funds in Dollars in the London Interbank market in the amount substantially equal to such Lender(s)' Money Market Loans in Dollars and for a period equal to such Eurodollar Interest Period;

then the Payment and Disbursement Agent shall forthwith give notice thereof to the Borrower, whereupon (until the Payment and Disbursement Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist) the right of the Borrower to elect to have Loans bear interest based upon the Eurodollar Rate shall be suspended and each outstanding Eurodollar Rate Loan and Money Market Loan shall be converted into a Base Rate Loan on the last day of the then current Eurodollar Interest Period therefor, notwithstanding any prior election by the Borrower to the contrary.

          (e) Illegality. (i) If at any time any Lender determines (which determination shall, absent manifest error, be final and conclusive and binding upon all parties) that the making or continuation of any Eurodollar Rate Loan or Money Market Loan has become unlawful or impermissible by compliance by that Lender with any law, governmental rule, regulation or order of any Governmental Authority (whether or not having the force of law and whether or not failure to comply therewith would be unlawful or would result in costs or penalties), then, and in any such event, such Lender may give notice of that determination, in writing, to the Borrower and the Payment and Disbursement Agent, and the Payment and Disbursement Agent shall promptly transmit the notice to each other Lender.

         (ii) When notice is given by a Lender under Section 5.2(e)(i), (A) the Borrower's right to request from such Lender and such Lender's obligation, if any, to make Eurodollar Rate Loans shall be immediately suspended, and such Lender shall make a Base Rate Loan as part of any requested Borrowing of Eurodollar Rate Loans and (B) if the affected Eurodollar Rate Loan or Loans or any Money Market Loans are then outstanding, the Borrower shall immediately, or if permitted by applicable law, no later than the date permitted thereby, upon at least one (1) Business Day's prior written notice to the Payment and Disbursement Agent and the affected Lender, convert each such Loan into a Base Rate Loan.

        (iii) If at any time after a Lender gives notice under Section 5.2(e)(i) such Lender determines that it may lawfully make Eurodollar Rate Loans, such Lender shall promptly give notice of that determination, in writing, to the Borrower and the Payment and Disbursement Agent, and the Payment and Disbursement Agent shall promptly transmit the notice to each other Lender. The Borrower's right to request, and such Lender's obligation, if any, to make Eurodollar Rate Loans shall thereupon be restored.

          (f) Compensation. In addition to all amounts required to be paid by the Borrower pursuant to Section 5.1 and Article XIII, the Borrower shall compensate each Lender, upon demand, for all losses, expenses and liabilities (including, without limitation, any loss or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund or maintain such Lender's Eurodollar Rate Loans and/or Money Market Loans to the Borrower but excluding any loss of Applicable Margin on the relevant Loans) which that Lender may sustain (i) if for any reason a Borrowing, conversion into or continuation of Eurodollar Rate Loans and/or Money Market Loans does not occur on a date specified therefor in a Notice of Borrowing or a Notice of Conversion/Continuation given by the Borrower or in a telephonic request by it for borrowing or conversion/continuation or a successive Eurodollar Interest Period does not commence after notice therefor is given pursuant to Section 5.1(c), including, without limitation, pursuant to
Section 5.2(d), (ii) if for any reason any Eurodollar Rate Loan is prepaid (including, without limitation, mandatorily pursuant to Section 4.1(d)) on a date which is not the last day of the applicable Eurodollar Interest Period,
(iii) as a consequence of a required conversion of a Eurodollar Rate Loan or a Money Market Loan to a Base Rate Loan as a result of any of the events indicated in Section 5.2(d), or (iv) as a consequence of any failure by the Borrower to repay a Eurodollar Rate Loan or a Money Market Loan when required by the terms of this Agreement. The Lender making demand for such compensation shall deliver to the Borrower concurrently with such demand a written statement in reasonable detail as to such losses, expenses and liabilities, and this statement shall be conclusive as to the amount of compensation due to that Lender, absent manifest error.

          (g) Booking of Eurodollar Rate Loans and Money Market Loans. Any Lender may make, carry or transfer Eurodollar Rate Loans and Money Market Loans at, to, or for the account of, its Eurodollar Lending Office or Eurodollar Affiliate or its other offices or Affiliates. No Lender shall be entitled, however, to receive any greater amount under Sections 4.2 or 5.2(f) or Article XIII as a result of the transfer of any such Eurodollar Rate Loan or Money Market Loan to any office (other than such Eurodollar Lending Office) or any Affiliate (other than such Eurodollar Affiliate) than such Lender would have been entitled to receive immediately prior thereto, unless (i) the transfer occurred at a time when circumstances giving rise to the claim for such greater amount did not exist and (ii) such claim would have arisen even if such transfer had not occurred.

          (h) Affiliates Not Obligated. No Eurodollar Affiliate or other Affiliate of any Lender shall be deemed a party to this Agreement or shall have any liability or obligation under this Agreement.

          (i) Adjusted Eurodollar Rate. Any failure by any Lender to take into account the Eurodollar Reserve Percentage when calculating interest due on Eurodollar Rate Loans or Money Market Loans shall not constitute, whether by course of dealing or otherwise, a waiver by such Lender of its right to collect such amount for any future period.

          5.3.  Fees.

          (a)  Facility Fee.   During the time, from time to time, that the
Borrower maintains an Investment Grade Credit Rating, the Borrower shall pay to the Payment and Disbursement Agent, for the account of the Lenders based on their respective Pro Rata Shares, a fee (the "Facility Fee"), accruing at a per annum rate equal to the then applicable Facility Fee Percentage on the Maximum Revolving Credit Amount, such fee being payable quarterly, in arrears, commencing on the first day of the fiscal quarter next succeeding the Closing Date and on the first day of each fiscal quarter thereafter for so long as the Borrower maintains an Investment Grade Credit Rating; provided, however, that in the event that the Borrower loses its Investment Grade Credit Rating during any fiscal quarter, the Facility Fee shall be payable only for the portion of such fiscal quarter during which Borrower maintained an Investment Grade Credit Rating. Notwithstanding the foregoing, in the event that any Lender fails to fund its Pro Rata Share of any Loan requested by the Borrower which such Lender is obligated to fund under the terms of this Agreement, (A) such Lender shall not be entitled to any portion of the Facility Fee with respect to its Revolving Credit Commitment until such failure has been cured in accordance with Section 4.2(b)(v)(B) and (B) until such time, the Facility Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Loan, shall be allocated among such performing Lenders ratably based upon their relative Revolving Credit Commitments, and shall be calculated based upon the average amount by which the aggregate Revolving Credit Commitments of such performing Lenders exceeds the sum of (I) the outstanding principal amount of the Loans owing to such performing Lenders, and
(II) the outstanding Reimbursement Obligations owing to such performing Lenders, and (III) the aggregate participation interests of such performing Lenders arising pursuant to Section 3.1(e) with respect to undrawn and outstanding Letters of Credit.

          (b) Unused Commitment Fee. During the time, from time to time, that the Borrower fails to maintain an Investment Grade Credit Rating, the Borrower shall pay to the Payment and Disbursement Agent, for the account of the Lenders based on their respective Pro Rata Shares, a fee (the "Unused Commitment Fee"), accruing at a per annum rate equal to the then applicable Unused Commitment Fee Percentage on the Unused Facility, such fee being payable quarterly, in arrears, commencing on the first day of the fiscal quarter next succeeding the date that the Borrower fails to maintain an Investment Grade Credit Rating and on the first day of each fiscal quarter thereafter, until the Borrower regains an Investment Grade Credit Rating; provided, however, that in the event that the Borrower regains an Investment Grade Credit Rating during any fiscal quarter, the Unused Commitment Fee shall be payable only for the portion of such fiscal quarter during which Borrower failed to maintain an Investment Grade Credit Rating. Notwithstanding the foregoing, in the event that any Lender fails to fund its Pro Rata Share of any Loan requested by the Borrower which such Lender is obligated to fund under the terms of this Agreement, (A) such Lender shall not be entitled to any portion of the Unused Commitment Fee with respect to its Revolving Credit Commitment until such failure has been cured in accordance with Section 4.2(b)(v)(B) and (B) until such time, the Unused Commitment Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Loan, shall be allocated among such performing Lenders ratably based upon their relative Revolving Credit Commitments, and shall be calculated based upon the average amount by which the aggregate Revolving Credit Commitments of such performing Lenders exceeds the sum of (I) the outstanding principal amount of the Loans owing to such performing Lenders, and (II) the outstanding Reimbursement Obligations owing to such performing Lenders, and (III) the aggregate participation interests of such performing Lenders arising pursuant to Section 3.1(e) with respect to undrawn and outstanding Letters of Credit.

          (c) Calculation and Payment of Fees. All fees shall be calculated on the basis of the actual number of days elapsed in a 360-day year. All fees shall be payable in addition to, and not in lieu of, interest, compensation, expense reimbursements, indemnification and other Obligations. Fees shall be payable to the Payment and Disbursement Agent at its office in New York, New York in immediately available funds. All fees shall be fully earned and nonrefundable when paid. All fees due to any Arranger or any other Lender, including, without limitation, those referred to in this Section 5.3, shall bear interest, if not paid when due, at the interest rate specified in Section 5.1(d) and shall constitute Obligations.


     ARTICLE VI
     CONDITIONS TO LOANS AND LETTERS OF CREDIT

          6.1. Conditions Precedent to the Initial Loans and Letters of Credit. The obligation of each Lender on the Initial Funding Date to make any Loan requested to be made by it, and to issue Letters of Credit, shall be subject to the satisfaction of all of the following conditions precedent:

          (a) Documents. The Payment and Disbursement Agent shall have received on or before the Initial Funding Date all of the following:

          (i) this Agreement, the Notes, and, to the extent not otherwise specifically referenced in this Section 6.1(a), all other Loan Documents and agreements, documents and instruments described in the List of Closing Documents attached hereto as Exhibit E and made a part hereof, each duly executed and in recordable form, where appropriate, and in form and substance satisfactory to the Payment and Disbursement Agent; without limiting the foregoing, the Borrower hereby directs its counsel, James M. Barkley, Esq., Piper & Marbury L.L.P., and Paul, Weiss, Rifkind, Wharton & Garrison to prepare and deliver to the Agents, the Lenders, and Skadden, Arps, Slate, Meagher & Flom the legal opinions referred to in such List of Closing Documents; and

          (ii) such additional documentation as the Payment and Disbursement Agent may reasonably request.


          (b) No Legal Impediments. No law, regulation, order, judgment or decree of any Governmental Authority shall, and the Payment and Disbursement Agent shall not have received any notice that litigation is pending or threatened which is likely to (i) enjoin, prohibit or restrain the making of the Loans and/or the issuance of Letters of Credit on the Initial Funding Date or (ii) impose or result in the imposition of a Material Adverse Effect.

          (c) No Change in Condition. No change in the business, assets, management, operations, financial condition or prospects of the Borrower or any of its Properties shall have occurred since August 9, 1996 which change, in the judgment of the Payment and Disbursement Agent, will have or is reasonably likely to have a Material Adverse Effect.

          (d) Interim Liabilities and Equity. Except as disclosed to the Arrangers and the Lenders, since August 9, 1996, neither the Borrower nor the Company shall have (i) entered into any material (as determined in good faith by the Payment and Disbursement Agent) commitment or transaction, including, without limitation, transactions for borrowings and capital expenditures, which are not in the ordinary course of the Borrower's business, (ii) declared or paid any dividends or other distributions, (iii) established compensation or employee benefit plans, or (iv) redeemed or issued any equity Securities.

          (e) No Loss of Material Agreements and Licenses. Since June 30, 1996, no agreement or license relating to the business, operations or employee relations of the Borrower or any of its Properties shall have been terminated, modified, revoked, breached or declared to be in default, the termination, modification, revocation, breach or default under which, in the reasonable judgment of the Payment and Disbursement Agent, would result in a Material Adverse Effect.

          (f) No Market Changes. Since June 30, 1996 no material adverse change shall have occurred in the conditions in the capital markets or the market for loan syndications generally.

          (g) No Default. No Event of Default or Potential Event of Default shall have occurred and be continuing or would result from the making of the Loans or the issuance of any Letter of Credit.

          (h) Representations and Warranties. All of the representations and warranties contained in Section 7.1 and in any of the other Loan Documents shall be true and correct in all material respects on and as of the Initial Funding Date.

          (i) Termination of Existing Credit Agreements. The following existing credit agreements of Borrower shall have been terminated, all amounts due to the lenders thereunder shall have been paid in full and all collateral held by the lenders thereunder (if any) released and reconveyed: (A) that certain Credit Agreement, dated as of August 8, 1995, as amended, by and among Borrower and the institutions from time to time party thereto as lenders, co-agents and lead agents; (B) that certain Credit Agreement, dated as of June 6, 1996, as amended, by and among Borrower and the institutions from time to time party thereto as lenders, co-agents and arrangers; and (C) the DeBartolo Secured Credit Agreement.

          (j) Fees and Expenses Paid. There shall have been paid to the Payment and Disbursement Agent, for the accounts of the Agents and the other Lenders, as applicable, all fees due and payable on or before the Initial Funding Date and all expenses due and payable on or before the Initial Funding Date, including, without limitation, reasonable attorneys' fees and expenses, and other costs and expenses incurred in connection with the Loan Documents.

          6.2. Conditions Precedent to All Subsequent Loans and Letters of Credit. The obligation of each Lender to make any Loan requested to be made by it on any date after the Initial Funding Date and the agreement of each Lender to issue any Letter of Credit on any date after the Initial Funding Date is subject to the following conditions precedent as of each such date:

          (a) Representations and Warranties. As of such date, both before and after giving effect to the Loans to be made or the Letter of Credit to be issued on such date, all of the representations and warranties of the Borrower contained in Section 7.1 and in any other Loan Document (other than representations and warranties which expressly speak as of a different date) shall be true and correct in all material respects.

          (b) No Defaults. No Event of Default or Potential Event of Default shall have occurred and be continuing or would result from the making of the requested Loan or issuance of the requested Letter of Credit.

          (c) No Legal Impediments. No law, regulation, order, judgment or decree of any Governmental Authority shall, and the Payment and Disbursement Agent shall not have received from such Lender notice that, in the judgment of such Lender, litigation is pending or threatened which is likely to, enjoin, prohibit or restrain, or impose or result in the imposition of any material adverse condition upon, such Lender's making of the requested Loan or participation in or issuance of the requested Letter of Credit.

          (d) No Material Adverse Effect. The Borrower has not received written notice from the Requisite Lenders that an event has occurred since the date of this Agreement which has had and continues to have, or is reasonably likely to have, a Material Adverse Effect.

Each submission by the Borrower to the Payment and Disbursement Agent of a Notice of Borrowing with respect to a Loan or a Notice of Conversion/Continuation with respect to any Loan, each acceptance by the Borrower of the proceeds of each Loan made, converted or continued hereunder, each submission by the Borrower to a Lender of a request for issuance of a Letter of Credit and the issuance of such Letter of Credit, shall constitute a representation and warranty by the Borrower as of the Funding Date in respect of such Loan, the date of conversion or continuation and the date of issuance of such Letter of Credit, that all the conditions contained in this Section 6.2 have been satisfied or waived in accordance with Section 15.7.


     ARTICLE VII
     REPRESENTATIONS AND WARRANTIES

          7.1. Representations and Warranties of the Borrower. In order to induce the Lenders to enter into this Agreement and to make the Loans and the other financial accommodations to the Borrower and to issue the Letters of Credit described herein, the Borrower hereby represents and warrants to each Lender that the following statements are true, correct and complete:

          (a) Organization; Powers. (i) Each of SDGLP and SPGLP (A) is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware, (B) is duly qualified to do business and is in good standing under the laws of each jurisdiction in which failure to be so qualified and in good standing will have or is reasonably likely to have a Material Adverse Effect, (C) has filed and maintained effective (unless exempt from the requirements for filing) a current Business Activity Report with the appropriate Governmental Authority in each state in which failure to do so would have a Material Adverse Effect, (D) has all requisite power and authority to own, operate and encumber its Property and to conduct its business as presently conducted and as proposed to be conducted in connection with and following the consummation of the transactions contemplated by this Agreement and (E) is a partnership for federal income tax purposes.

          (ii) The Company (A) is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland, (B) is duly authorized and qualified to do business and is in good standing under the laws of each jurisdiction in which failure to be so qualified and in good standing will have or is reasonably likely to have a Material Adverse Effect, and (C) has all requisite corporate power and authority to own, operate and encumber its Property and to conduct its business as presently conducted.

          (iii) SD (A) is a corporation duly organized, validly existing and in good standing under the laws of the State of Ohio, (B) is duly authorized and qualified to do business and is in good standing under the laws of each jurisdiction in which failure to be so qualified and in good standing will have or is reasonably likely to have a Material Adverse Effect, and (C) has all requisite corporate power and authority to own, operate and encumber its Property and to conduct its business as presently conducted.

          (iv) True, correct and complete copies of the Organizational Documents identified on Schedule 7.1-A have been delivered to the Payment and Disbursement Agent, each of which is in full force and effect, has not been modified or amended except to the extent set forth indicated therein and, to the best of the Borrower's knowledge, there are no defaults under such Organizational Documents and no events which, with the passage of time or giving of notice or both, would constitute a default under such Organizational Documents.

          (v) Neither the Borrower, the Company nor any of their Affiliates are "foreign persons" within the meaning of Section 1445 of the Internal Revenue Code.

          (b) Authority. (i) Each General Partner has the requisite power and authority to execute, deliver and perform this Agreement on behalf of the Borrower and each of the other Loan Documents which are required to be executed on behalf of the Borrower as required by this Agreement. Each General Partner is the Person who has executed this Agreement and such other Loan Documents on behalf of the Borrower and are the sole general partners of the Borrower.

          (ii) The execution, delivery and performance of each of the Loan Documents which must be executed in connection with this Agreement by the Borrower and to which the Borrower is a party and the consummation of the transactions contemplated thereby are within the Borrower's partnership powers, have been duly authorized by all necessary partnership action (and, in the case of the General Partners acting on behalf of the Borrower in connection therewith, all necessary corporate action of such General Partner) and such authorization has not been rescinded. No other partnership or corporate action or proceedings on the part of the Borrower or either General Partner is necessary to consummate such transactions.

          (iii) Each of the Loan Documents to which the Borrower is a party has been duly executed and delivered on behalf of the Borrower and constitutes the Borrower's legal, valid and binding obligation, enforceable against the Borrower in accordance with its terms, is in full force and effect and all the terms, provisions, agreements and conditions set forth therein and required to be performed or complied with by the Company, the Borrower and the Borrower's Subsidiaries on or before the Initial Funding Date have been performed or complied with, and no Potential Event of Default, Event of Default or breach of any covenant by any of the Company, the Borrower or any Subsidiary of the Borrower exists thereunder.

          (c) Subsidiaries; Ownership of Capital Stock and Partnership Interests. (i) Schedule 7.1-C (A) contains a diagram indicating the corporate structure of the Company, the Borrower, and any other Person in which the Company or the Borrower holds a direct or indirect partnership, joint venture or other equity interest indicating the nature of such interest with respect to each Person included in such diagram; and (B) accurately sets forth (1) the correct legal name of such Person, the jurisdiction of its incorporation or organization and the jurisdictions in which it is qualified to transact business as a foreign corporation, or otherwise, and (2) the authorized, issued and outstanding shares or interests of each class of Securities of the Company, the Borrower and the Subsidiaries of the Borrower and the owners of such shares or interests. None of such issued and outstanding Securities is subject to any vesting, redemption, or repurchase agreement, and there are no warrants or options (other than Permitted Securities Options) outstanding with respect to such Securities, except as noted on Schedule 7.1-C. The outstanding Capital Stock of the Company is duly authorized, validly issued, fully paid and nonassessable and the outstanding Securities of the Borrower and its Subsidiaries are duly authorized and validly issued. Attached hereto as part of Schedule 7.1-C is a true, accurate and complete copy of the Borrower Partnership Agreement as in effect on the Closing Date and such Partnership Agreement has not been amended, supplemented, replaced, restated or otherwise modified in any respect since the Closing Date.

          (ii) Except where failure may not have a Material Adverse Effect on the Borrower, each Subsidiary: (A) is a corporation or partnership, as indicated on Schedule 7.1-C, duly organized, validly existing and, if applicable, in good standing under the laws of the jurisdiction of its organization, (B) is duly qualified to do business and, if applicable, is in good standing under the laws of each jurisdiction in which failure to be so qualified and in good standing would limit its ability to use the courts of such jurisdiction to enforce Contractual Obligations to which it is a party, and (C) has all requisite power and authority to own, operate and encumber its Property and to conduct its business as presently conducted and as proposed to be conducted hereafter.

          (d) No Conflict. The execution, delivery and performance of each of the Loan Documents to which the Borrower is a party do not and will not (i) conflict with the Organizational Documents of the Borrower or any Subsidiary of the Borrower, (ii) constitute a tortious interference with any Contractual Obligation of any Person or conflict with, result in a breach of or constitute (with or without notice or lapse of time or both) a default under any Requirement of Law or Contractual Obligation of the Borrower, the General Partners, any Limited Partner, any Subsidiary of the Borrower, or any general or limited partner of any Subsidiary of the Borrower, or require termination of any such Contractual Obligation which may subject the Payment and Disbursement Agent or any of the other Lenders to any liability, (iii) result in or require the creation or imposition of any Lien whatsoever upon any of the Property or assets of the Borrower, any General Partner, any Limited Partner, any Subsidiary of the Borrower, or any general partner or limited partner of any Subsidiary of the Borrower, or (iv) require any approval of shareholders of the Company or any general partner (or equity holder of any general partner) of any Subsidiary of the Borrower.

          (e) Governmental Consents. The execution, delivery and performance of each of the Loan Documents to which the Borrower is a party do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by any Governmental Authority, except filings, consents or notices which have been made, obtained or given.

          (f) Governmental Regulation. Neither the Borrower nor either General Partner is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, or the Investment Company Act of 1940, or any other federal or state statute or regulation which limits its ability to incur indebtedness or its ability to consummate the transactions contemplated by this Agreement.

          (g) Financial Position. Complete and accurate copies of the following financial statements and materials have been delivered to the Payment and Disbursement Agent: (i) annual audited financial statements of the Borrower and its Subsidiaries for the fiscal year ended December 31, 1995, and
(ii) quarterly financial statements for the Borrower and its Subsidiaries for the fiscal quarter ending June 30, 1996. All financial statements included in such materials were prepared in all material respects in conformity with GAAP, except as otherwise noted therein, and fairly present in all material respects the respective consolidated financial positions, and the consolidated results of operations and cash flows for each of the periods covered thereby of the Borrower and its Subsidiaries as at the respective dates thereof. Neither the Borrower nor any of its Subsidiaries has any Contingent Obligation, contingent liability or liability for any taxes, long-term leases or commitments, not reflected in its audited financial statements delivered to the Payment and Disbursement Agent on or prior to the Closing Date or otherwise disclosed to the Payment and Disbursement Agent and the Lenders in writing, which will have or is reasonably likely to have a Material Adverse Effect.

          (h) Indebtedness. Schedule 7.1-H sets forth, as of June 30, 1996, all Indebtedness for borrowed money of each of the Borrower, Company and their respective Subsidiaries and, except as set forth on Schedule 7.1-H, there are no defaults in the payment of principal or interest on any such Indebtedness and no payments thereunder have been deferred or extended beyond their stated maturity and there has been no material change in the type or amount of such Indebtedness (except for the repayment of certain Indebtedness) since June 30, 1996.

          (i) Litigation; Adverse Effects. Except as set forth in Schedule 7.1-I, as of the Closing Date, there is no action, suit, proceeding, Claim, investigation or arbitration before or by any Governmental Authority or private arbitrator pending or, to the knowledge of the Borrower, threatened against the Company, the Borrower, or any of their respective Subsidiaries, or any Property of any of them (i) challenging the validity or the enforceability of any of the Loan Documents, (ii) which will or is reasonably likely to result in any Material Adverse Effect, or (iii) under the Racketeering Influenced and Corrupt Organizations Act or any similar federal or state statute where such Person is a defendant in a criminal indictment that provides for the forfeiture of assets to any Governmental Authority as a potential criminal penalty. There is no material loss contingency within the meaning of GAAP which has not been reflected in the consolidated financial statements of the Company and the Borrower. None of the Company, the Borrower or any Subsidiary of the Borrower is (A) in violation of any applicable Requirements of Law which violation will have or is reasonably likely to have a Material Adverse Effect, or (B) subject to or in default with respect to any final judgment, writ, injunction, restraining order or order of any nature, decree, rule or regulation of any court or Governmental Authority which will have or is reasonably likely to have a Material Adverse Effect.

          (j) No Material Adverse Effect. Since June 30, 1996, there has occurred no event which has had or is reasonably likely to have a Material Adverse Effect.

          (k) Tax Examinations. The IRS has examined (or is foreclosed from examining by applicable statutes) the federal income tax returns of any of the Company's, the Borrower's or its Subsidiaries' predecessors in interest with respect to the Projects for all tax periods prior to and including the taxable year ending December 31, 1990 and the appropriate state Governmental Authority in each state in which the Company's, the Borrower's or its Subsidiaries' predecessors in interest with respect to the Projects were required to file state income tax returns has examined (or is foreclosed from examining by applicable statutes) the state income tax returns of any of such Persons with respect to the Projects for all tax periods prior to and including the taxable year ending December 31, 1990. All deficiencies which have been asserted against such Persons as a result of any federal, state, local or foreign tax examination for each taxable year in respect of which an examination has been conducted have been fully paid or finally settled or are being contested in good faith, and no issue has been raised in any such examination which, by application of similar principles, reasonably can be expected to result in assertion of a material deficiency for any other year not so examined which has not been reserved for in the financial statements of such Persons to the extent, if any, required by GAAP. No such Person has taken any reporting positions for which it does not have a reasonable basis nor anticipates any further material tax liability with respect to the years which have not been closed pursuant to applicable law.

          (l) Payment of Taxes. All tax returns, reports and similar statements or filings of each of the Persons described in Section 7.1(k), the Company, the Borrower and its Subsidiaries required to be filed have been timely filed, and, except for Customary Permitted Liens, all taxes, assessments, fees and other charges of Governmental Authorities thereupon and upon or relating to their respective Properties, assets, receipts, sales, use, payroll, employment, income, licenses and franchises which are shown in such returns or reports to be due and payable have been paid, except to the extent
(i) such taxes, assessments, fees and other charges of Governmental Authorities are being contested in good faith by an appropriate proceeding diligently pursued as permitted by the terms of Section 9.4 and (ii) such taxes, assessments, fees and other charges of Governmental Authorities pertain to Property of the Borrower or any of its Subsidiaries and the non-payment of the amounts thereof would not, individually or in the aggregate, result in a Material Adverse Effect. All other taxes (including, without limitation, real estate taxes), assessments, fees and other governmental charges upon or relating to the respective Properties of the Borrower and its Subsidiaries which are due and payable have been paid, except for Customary Permitted Liens and except to the extent described in clauses (i) and (ii) hereinabove. The Borrower has no knowledge of any proposed tax assessment against the Borrower, any of its Subsidiaries, or any of the Projects that will have or is reasonably likely to have a Material Adverse Effect.

          (m) Performance. Neither the Company, the Borrower nor any of their Affiliates has received any notice, citation or allegation, nor has actual knowledge, that (i) it is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Contractual Obligation applicable to it, (ii) any of its Properties is in violation of any Requirements of Law or (iii) any condition exists which, with the giving of notice or the lapse of time or both, would constitute a default with respect to any such Contractual Obligation, in each case, except where such default or defaults, if any, will not have or is not reasonably likely to have a Material Adverse Effect.

          (n) Disclosure. The representations and warranties of the Borrower contained in the Loan Documents, and all certificates and other documents delivered to the Payment and Disbursement Agent pursuant to the terms thereof, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. The Borrower has not intentionally withheld any fact from the Payment and Disbursement Agent, the Arrangers, the Co-Agents or the other Lenders in regard to any matter which will have or is reasonably likely to have a Material Adverse Effect. Notwithstanding the foregoing, the Lenders acknowledge that the Borrower shall not have liability under this clause (o) with respect to its projections of future events.

          (o) Requirements of Law. The Borrower and each of its Subsidiaries is in compliance with all Requirements of Law applicable to it and its respective businesses and Properties, in each case where the failure to so comply individually or in the aggregate will have or is reasonably likely to have a Material Adverse Effect.

          (p)  Environmental Matters.

               (i)  Except as disclosed on Schedule 7.1-P:

                    (A) the operations of the Borrower, each of its Subsidiaries, and their respective Properties comply with all applicable Environmental, Health or Safety Requirements of Law;

                    (B) the Borrower and each of its Subsidiaries have obtained all material environmental, health and safety Permits necessary for their respective operations, and all such Permits are in good standing and the holder of each such Permit is currently in compliance with all terms and conditions of such Permits;

                    (C) none of the Borrower or any of its Subsidiaries or any of their respective present or past Property or operations are subject to or are the subject of any investigation, judicial or administrative proceeding, order, judgment, decree, dispute, negotiations, agreement or settlement respecting (I) any Environmental, Health or Safety Requirements of Law, (II) any Remedial Action, (III) any Claims or Liabilities and Costs arising from the Release or threatened Release of a Contaminant into the environment, or (IV) any violation of or liability under any Environmental, Health or Safety Requirement of Law;

                    (D) none of Borrower or any of its Subsidiaries has filed any notice under any applicable Requirement of Law (I) reporting a Release of a Contaminant; (II) indicating past or present treatment, storage or disposal of a hazardous waste, as that term is defined under 40 C.F.R. Part 261 or any state equivalent; or (III) reporting a violation of any applicable Environmental, Health or Safety Requirement of Law;

                    (E) none of the Borrower's or any of its Subsidiaries' present or past Property is listed or proposed for listing on the National Priorities List ("NPL") pursuant to CERCLA or on the Comprehensive Environmental Response Compensation Liability Information System List ("CERCLIS") or any similar state list of sites requiring Remedial Action;

                    (F) neither the Borrower nor any of its Subsidiaries has sent or directly arranged for the transport of any waste to any site listed or proposed for listing on the NPL, CERCLIS or any similar state list;

                    (G) to the best of Borrower's knowledge, there is not now, and to Borrower's knowledge there has never been on or in any Project (I) any treatment, recycling, storage or disposal of any hazardous waste, as that term is defined under 40 C.F.R. Part 261 or any state equivalent; (II) any landfill, waste pile, or surface impoundment; (III) any underground storage tanks the presence or use of which is or, to Borrower's knowledge, has been in violation of applicable Environmental, Health or Safety Requirements of Law, (IV) any asbestos-containing material which such Person has any reason to believe could subject such Person or its Property to Liabilities and Costs arising out of or relating to environmental, health or safety matters that would result in a Material Adverse Effect; or (V) any polychlorinated biphenyls (PCB) used in hydraulic oils, electrical transformers or other Equipment which such Person has any reason to believe could subject such Person or its Property to Liabilities and Costs arising out of or relating to environmental, health or safety matters that would result in a Material Adverse Effect;

                    (H) neither the Borrower nor any of its Subsidiaries has received any notice or Claim to the effect that any of such Persons is or may be liable to any Person as a result of the Release or threatened Release of a Contaminant into the environment;

                    (I) neither the Borrower nor any of its Subsidiaries has any contingent liability in connection with any Release or threatened Release of any Contaminants into the environment;

                    (J) no Environmental Lien has attached to any Property of the Borrower or any Subsidiary of the Borrower;

                    (K) no Property of the Borrower or any Subsidiary of the Borrower is subject to any Environmental Property Transfer Act, or to the extent such acts are applicable to any such Property, the Borrower and/or such Subsidiary whose Property is subject thereto has fully complied with the requirements of such acts; and

                    (L) neither the Borrower nor any of its Subsidiaries owns or operates, or, to Borrower's knowledge has ever owned or operated, any underground storage tank, the presence or use of which is or has been in violation of applicable Environmental, Health or Safety Requirements of Law, at any Project.

               (ii) the Borrower and each of its Subsidiaries are conducting and will continue to conduct their respective businesses and operations and maintain each Project in compliance with Environmental, Health or Safety Requirements of Law and no such Person has been, and no such Person has any reason to believe that it or any Project will be, subject to Liabilities and Costs arising out of or relating to environmental, health or safety matters that would result in a Material Adverse Effect.

          (q) ERISA. Neither the Borrower nor any ERISA Affiliate maintains or contributes to any Benefit Plan or Multiemployer Plan other than those listed on Schedule 7.1-Q hereto. Each such Plan which is intended to be qualified under Section 401(a) of the Internal Revenue Code as currently in effect has been determined by the IRS to be so qualified, and each trust related to any such Plan has been determined to be exempt from federal income tax under
Section 501(a) of the Internal Revenue Code as currently in effect. Except as disclosed in Schedule 7.1-Q, neither the Borrower nor any of its Subsidiaries maintains or contributes to any employee welfare benefit plan within the meaning of Section 3(1) of ERISA which provides benefits to employees after termination of employment other than as required by Section 601 of ERISA. The Borrower and each of its Subsidiaries is in compliance in all material respects with the responsibilities, obligations and duties imposed on it by ERISA, the Internal Revenue Code and regulations promulgated thereunder with respect to all Plans. No Benefit Plan has incurred any accumulated funding deficiency (as defined in Sections 302(a)(2) of ERISA and 412(a) of the Internal Revenue Code) whether or not waived. Neither the Borrower nor any ERISA Affiliate nor any fiduciary of any Plan which is not a Multiemployer Plan (i) has engaged in a nonexempt prohibited transaction described in Sections 406 of ERISA or 4975 of the Internal Revenue Code or (ii) has taken or failed to take any action which would constitute or result in a Termination Event. Neither the Borrower nor any ERISA Affiliate is subject to any liability under Sections 4063, 4064, 4069, 4204 or 4212(c) of ERISA. Neither the Borrower nor any ERISA Affiliate has incurred any liability to the PBGC which remains outstanding other than the payment of premiums, and there are no premium payments which have become due which are unpaid. Schedule B to the most recent annual report filed with the IRS with respect to each Benefit Plan and furnished to the Payment and Disbursement Agent is complete and accurate in all material respects. Since the date of each such Schedule B, there has been no material adverse change in the funding status or financial condition of the Benefit Plan relating to such Schedule B. Neither the Borrower nor any ERISA Affiliate has (i) failed to make a required contribution or payment to a Multiemployer Plan or (ii) made a complete or partial withdrawal under Sections 4203 or 4205 of ERISA from a Multiemployer Plan. Neither the Borrower nor any ERISA Affiliate has failed to make a required installment or any other required payment under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment. Neither the Borrower nor any ERISA Affiliate is required to provide security to a Benefit Plan under Section 401(a)(29) of the Internal Revenue Code due to a Benefit Plan amendment that results in an increase in current liability for the plan year. Except as disclosed on Schedule 7.1-Q, neither the Borrower nor any of its Subsidiaries has, by reason of the transactions contemplated hereby, any obligation to make any payment to any employee pursuant to any Plan or existing contract or arrangement.

          (r) Securities Activities. The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

          (s) Solvency. After giving effect to the Loans to be made on the Initial Funding Date or such other date as Loans requested hereunder are made, and the disbursement of the proceeds of such Loans pursuant to the Borrower's instructions, the Borrower is Solvent.

          (t) Insurance. Schedule 7.1-T accurately sets forth as of the Closing Date all insurance policies and programs currently in effect with respect to the respective Property and assets and business of the Borrower and its Subsidiaries, specifying for each such policy and program, (i) the amount thereof, (ii) the risks insured against thereby, (iii) the name of the insurer and each insured party thereunder, (iv) the policy or other identification number thereof, and (v) the expiration date thereof. The Borrower has delivered to the Payment and Disbursement Agent copies of all insurance policies set forth on Schedule 7.1-T. Such insurance policies and programs are currently in full force and effect, in compliance with the requirements of Section 9.5 hereof and, together with payment by the insured of scheduled deductible payments, are in amounts sufficient to cover the replacement value of the respective Property and assets of the Borrower and/or its Subsidiaries.

          (u) REIT Status. The Company qualifies as a REIT under the Internal Revenue Code.

          (v) Ownership of Projects, Minority Holdings and Property. Ownership of substantially all wholly-owned Projects, Minority Holdings and other Property of the Consolidated Businesses is held by the Borrower and its Subsidiaries and is not held directly by any General Partner.


     ARTICLE VIII
     REPORTING COVENANTS

          The Borrower covenants and agrees that so long as any Revolving Credit Commitments are outstanding and thereafter until payment in full of all of the Obligations (other than indemnities pursuant to Section 15.3 not yet due), unless the Requisite Lenders shall otherwise give prior written consent thereto:

          8.1. Borrower Accounting Practices. The Borrower shall maintain, and cause each of its Subsidiaries to maintain, a system of accounting established and administered in accordance with sound business practices to permit preparation of consolidated and consolidating financial statements in conformity with GAAP, and each of the financial statements and reports described below shall be prepared from such system and records and in form satisfactory to the Payment and Disbursement Agent.

          8.2. Financial Reports. The Borrower shall deliver or cause to be delivered to the Payment and Disbursement Agent and the Lenders:

          (a)  Quarterly Reports.

          (i) Borrower Quarterly Financial Reports. As soon as practicable, and in any event within fifty (50) days after the end of each fiscal quarter in each Fiscal Year (other than the last fiscal quarter in each Fiscal Year), a consolidated balance sheet of the Borrower and the related consolidated statements of income and cash flow of the Borrower (to be prepared and delivered quarterly in conjunction with the other reports delivered hereunder at the end of each fiscal quarter) for each such fiscal quarter, in each case in form and substance satisfactory to the Payment and Disbursement Agent and, in comparative form, the corresponding figures for the corresponding periods of the previous Fiscal Year, certified by an Authorized Financial Officer of the Borrower as fairly presenting the consolidated and consolidating financial position of the Borrower as of the dates indicated and the results of their operations and cash flow for the months indicated in accordance with GAAP, subject to normal quarterly adjustments.

          (ii) Company Quarterly Financial Reports. As soon as practicable, and in any event within fifty (50) days after the end of each fiscal quarter in each Fiscal Year (other than the last fiscal quarter in each Fiscal Year), the Financial Statements of the Company, the Borrower and its Subsidiaries on Form 10-Q as at the end of such period and a report setting forth in comparative form the corresponding figures for the corresponding period of the previous Fiscal Year, certified by an Authorized Financial Officer of the Company as fairly presenting the consolidated and consolidating financial position of the Company, the Borrower and its Subsidiaries as at the date indicated and the results of their operations and cash flow for the period indicated in accordance with GAAP, subject to normal adjustments.

          (iii) Quarterly Compliance Certificates. Together with each delivery of any quarterly report pursuant to paragraph (a)(i) of this Section 8.2, the Borrower shall deliver Officer's Certificates of the Borrower and the Company (the "Quarterly Compliance Certificates"), signed by the Borrower's and the Company's respective Authorized Financial Officers representing and certifying (1) that the Authorized Financial Officer signatory thereto has reviewed the terms of the Loan Documents, and has made, or caused to be made under his/her supervision, a review in reasonable detail of the transactions and consolidated and consolidating financial condition of the Company, the Borrower and its Subsidiaries, during the fiscal quarter covered by such reports, that such review has not disclosed the existence during or at the end of such fiscal quarter, and that such officer does not have knowledge of the existence as at the date of such Officer's Certificate, of any condition or event which constitutes an Event of Default or Potential Event of Default or mandatory prepayment event, or, if any such condition or event existed or exists, and specifying the nature and period of existence thereof and what action the General Partners and/or the Borrower or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto; (2) the calculations (with such specificity as the Payment and Disbursement Agent may reasonably request) for the period then ended which demonstrate compliance with the covenants and financial ratios set forth in Articles IX and X and, when applicable, that no Event of Default described in Section 11.1 exists, (3) a schedule of the Borrower's outstanding Indebtedness, including the amount, maturity, interest rate and amortization requirements, as well as such other information regarding such Indebtedness as may be reasonably requested by the Payment and Disbursement Agent, (4) a schedule of Combined EBITDA, (5) a schedule of Unencumbered Combined EBITDA, (6) calculations, in the form of Exhibit G attached hereto, evidencing compliance with each of the financial covenants set forth in Article X hereof, and (7) a schedule of the estimated taxable income of the Borrower for such fiscal quarter.

          (iv) Hedging Status Report. The Borrower shall deliver, within fifty (50) days after the end of each fiscal quarter of each Fiscal Year, a written report which sets forth the details of the "Interest Rate Hedges" required under Section 9.9.

          (b)  Annual Reports.

          (i) Borrower Financial Statements. As soon as practicable, and in any event within ninety-five (95) days after the end of each Fiscal Year, (i) the Financial Statements of the Borrower and its Subsidiaries as at the end of such Fiscal Year, (ii) a report with respect thereto of Arthur Andersen & Co. or other independent certified public accountants acceptable to the Payment and Disbursement Agent, which report shall be unqualified and shall state that such financial statements fairly present the consolidated and consolidating financial position of each of the Borrower and its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the periods indicated in conformity with GAAP applied on a basis consistent with prior years (except for changes with which Arthur Andersen & Co. or any such other independent certified public accountants, if applicable, shall concur and which shall have been disclosed in the notes to the financial statements), and (iii) in the event that the report referred to in clause (ii) above is qualified, a copy of the management letter or any similar report delivered to the General Partners or to any officer or employee thereof by such independent certified public accountants in connection with such financial statements (which letter or report shall be subject to the confidentiality limitations set forth herein). The Payment and Disbursement Agent and each Lender (through the Payment and Disbursement Agent) may, with the consent of the Borrower (which consent shall not be unreasonably withheld), communicate directly with such accountants, with any such communication to occur together with a representative of the Borrower, at the expense of the Payment and Disbursement Agent (or the Lender requesting such communication), upon reasonable notice and at reasonable times during normal business hours.

          (ii) Company Financial Statements. As soon as practicable, and in any event within ninety-five (95) days after the end of each Fiscal Year, (i) the Financial Statements of the Company and its Subsidiaries on Form 10-K as at the end of such Fiscal Year and a report setting forth in comparative form the corresponding figures from the consolidated Financial Statements of the Company and its Subsidiaries for the prior Fiscal Year; (ii) a report with respect thereto of Arthur Andersen & Co. or other independent certified public accountants acceptable to the Payment and Disbursement Agent, which report shall be unqualified and shall state that such financial statements fairly present the consolidated and consolidating financial position of each of the Company and its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the periods indicated in conformity with GAAP applied on a basis consistent with prior years (except for changes with which Arthur Andersen & Co. or any such other independent certified public accountants, if applicable, shall concur and which shall have been disclosed in the notes to the financial statements)(which report shall be subject to the confidentiality limitations set forth herein); and (iii) in the event that the report referred to in clause (ii) above is qualified, a copy of the management letter or any similar report delivered to the Company or to any officer or employee thereof by such independent certified public accountants in connection with such financial statements. The Payment and Disbursement Agent and each Lender (through the Payment and Disbursement Agent) may, with the consent of the Company (which consent shall not be unreasonably withheld), communicate directly with such accountants, with any such communication to occur together with a representative of the Company, at the expense of the Payment and Disbursement Agent (or the Lender requesting such communication), upon reasonable notice and at reasonable times during normal business hours.

          (iii) Annual Compliance Certificates. Together with each delivery of any annual report pursuant to clauses (i) and (ii) of this Section 8.2(b), the Borrower shall deliver Officer's Certificates of the Borrower and the Company (the "Annual Compliance Certificates" and, collectively with the Quarterly Compliance Certificates, the "Compliance Certificates"), signed by the Borrower's and the Company's respective Authorized Financial Officers, representing and certifying (1) that the officer signatory thereto has reviewed the terms of the Loan Documents, and has made, or caused to be made under his/her supervision, a review in reasonable detail of the transactions and consolidated and consolidating financial condition of the General Partners, the Borrower and its Subsidiaries, during the accounting period covered by such reports, that such review has not disclosed the existence during or at the end of such accounting period, and that such officer does not have knowledge of the existence as at the date of such Officer's Certificate, of any condition or event which constitutes an Event of Default or Potential Event of Default or mandatory prepayment event, or, if any such condition or event existed or exists, and specifying the nature and period of existence thereof and what action the General Partners and/or the Borrower or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto; (2) the calculations (with such specificity as the Payment and Disbursement Agent may reasonably request) for the period then ended which demonstrate compliance with the covenants and financial ratios set forth in Articles IX and X and, when applicable, that no Event of Default described in Section 11.1 exists, (3) a schedule of the Borrower's outstanding Indebtedness including the amount, maturity, interest rate and amortization requirements, as well as such other information regarding such Indebtedness as may be reasonably requested by the Payment and Disbursement Agent, (4) a schedule of Combined EBITDA, (5) a schedule of Unencumbered Combined EBITDA, (6) calculations, in the form of Exhibit G attached hereto, evidencing compliance with each of the financial covenants set forth in Article X hereof, and (7) a schedule of the estimated taxable income of the Borrower for such fiscal year.

          (iv) Tenant Bankruptcy Reports. As soon as practicable, and in any event within ninety-five (95) days after the end of each Fiscal Year, the Borrower shall deliver a written report, in form reasonably satisfactory to the Payment and Disbursement Agent, of all bankruptcy proceedings filed by or against any tenant of any of the Projects, which tenant occupies 3% or more of the gross leasable area in the Projects in the aggregate. The Borrower shall deliver to the Payment and Disbursement Agent and the Lenders, immediately upon the Borrower's learning thereof, of any bankruptcy proceedings filed by or against, or the cessation of business or operations of, any tenant of any of the Projects which tenant occupies 3% or more of the gross leasable area in the Projects in the aggregate.

          (v) Property Reports. When reasonably requested by the Payment and Disbursement Agent or any other Arranger or Co-Agent, a rent roll, tenant sales report and income statement with respect to any Project.

          8.3. Events of Default. Promptly upon the Borrower obtaining knowledge (a) of any condition or event which constitutes an Event of Default or Potential Event of Default, or becoming aware that any Lender or the Payment and Disbursement Agent has given any notice with respect to a claimed Event of Default or Potential Event of Default under this Agreement; (b) that any Person has given any notice to the Borrower or any Subsidiary of the Borrower or taken any other action with respect to a claimed default or event or condition of the type referred to in Section 11.1(e); or (c) or of any condition or event which has or is reasonably likely to have a Material Adverse Effect, the Borrower shall deliver to the Payment and Disbursement Agent and the Lenders an Officer's Certificate specifying (i) the nature and period of existence of any such claimed default, Event of Default, Potential Event of Default, condition or event, (ii) the notice given or action taken by such Person in connection therewith, and (iii) what action the Borrower has taken, is taking and proposes to take with respect thereto.

          8.4. Lawsuits. (i) Promptly upon the Borrower's obtaining knowledge of the institution of, or written threat of, any action, suit, proceeding, governmental investigation or arbitration against or affecting the Borrower or any of its Subsidiaries not previously disclosed pursuant to
Section 7.1(i), which action, suit, proceeding, governmental investigation or arbitration exposes, or in the case of multiple actions, suits, proceedings, governmental investigations or arbitrations arising out of the same general allegations or circumstances which expose, in the Borrower's reasonable judgment, the Borrower or any of its Subsidiaries to liability in an amount aggregating $1,000,000 or more and is not covered by Borrower's insurance, the Borrower shall give written notice thereof to the Payment and Disbursement Agent and the Lenders and provide such other information as may be reasonably available to enable each Lender and the Payment and Disbursement Agent and its counsel to evaluate such matters; (ii) as soon as practicable and in any event within fifty (50) days after the end of each fiscal quarter of the Borrower, the Borrower shall provide a written quarterly report to the Payment and Disbursement Agent and the Lenders covering the institution of, or written threat of, any action, suit, proceeding, governmental investigation or arbitration (not previously reported) against or affecting the Borrower or any of its Subsidiaries or any Property of the Borrower or any of its Subsidiaries not previously disclosed by the Borrower to the Payment and Disbursement Agent and the Lenders, and shall provide such other information at such time as may be reasonably available to enable each Lender and the Payment and Disbursement Agent and its counsel to evaluate such matters; and (iii) in addition to the requirements set forth in clauses (i) and (ii) of this Section 8.4, the Borrower upon request of the Payment and Disbursement Agent or the Requisite Lenders shall promptly give written notice of the status of any action, suit, proceeding, governmental investigation or arbitration covered by a report delivered pursuant to clause (i) or (ii) above and provide such other information as may be reasonably available to it to enable each Lender and the Payment and Disbursement Agent and its counsel to evaluate such matters.

          8.5. Insurance. As soon as practicable and in any event by January 1st of each calendar year, the Borrower shall deliver to the Payment and Disbursement Agent and the Lenders (i) a report in form and substance reasonably satisfactory to the Payment and Disbursement Agent and the Lenders outlining all insurance coverage maintained as of the date of such report by the Borrower and its Subsidiaries and the duration of such coverage and (ii) evidence that all premiums with respect to such coverage have been paid when due.

          8.6. ERISA Notices. The Borrower shall deliver or cause to be delivered to the Payment and Disbursement Agent and the Lenders, at the Borrower's expense, the following information and notices as soon as reasonably possible, and in any event:

          (a) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know that a Termination Event has occurred, a written statement of the chief financial officer of the Borrower describing such Termination Event and the action, if any, which the Borrower or any ERISA Affiliate has taken, is taking or proposes to take with respect thereto, and when known, any action taken or threatened by the IRS, DOL or PBGC with respect thereto;

          (b) within fifteen (15) Business Days after the Borrower knows or has reason to know that a prohibited transaction (defined in Sections 406 of ERISA and Section 4975 of the Internal Revenue Code) has occurred, a statement of the chief financial officer of the Borrower describing such transaction and the action which the Borrower or any ERISA Affiliate has taken, is taking or proposes to take with respect thereto;

          (c) within fifteen (15) Business Days after the filing of the same with the DOL, IRS or PBGC, copies of each annual report (form 5500 series), including Schedule B thereto, filed with respect to each Benefit Plan;

          (d) within fifteen (15) Business Days after receipt by the Borrower or any ERISA Affiliate of each actuarial report for any Benefit Plan or Multiemployer Plan and each annual report for any Multiemployer Plan, copies of each such report;

          (e) within fifteen (15) Business Days after the filing of the same with the IRS, a copy of each funding waiver request filed with respect to any Benefit Plan and all communications received by the Borrower or any ERISA Affiliate with respect to such request;

          (f) within fifteen (15) Business Days after the occurrence any material increase in the benefits of any existing Benefit Plan or Multiemployer Plan or the establishment of any new Benefit Plan or the commencement of contributions to any Benefit Plan or Multiemployer Plan to which the Borrower or any ERISA Affiliate to which the Borrower or any ERISA Affiliate was not previously contributing, notification of such increase, establishment or commencement;

          (g) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate receives notice of the PBGC's intention to terminate a Benefit Plan or to have a trustee appointed to administer a Benefit Plan, copies of each such notice;

          (h) within fifteen (15) Business Days after the Borrower or any of its Subsidiaries receives notice of any unfavorable determination letter from the IRS regarding the qualification of a Plan under Section 401(a) of the Internal Revenue Code, copies of each such letter;

          (i) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate receives notice from a Multiemployer Plan regarding the imposition of withdrawal liability, copies of each such notice;

          (j) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate fails to make a required installment or any other required payment under Section 412 of the Internal Revenue Code on or before the due date for such installment or payment, a notification of such failure; and

          (k) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know (i) a Multiemployer Plan has been terminated, (ii) the administrator or plan sponsor of a Multiemployer Plan intends to terminate a Multiemployer Plan, or (iii) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multiemployer Plan, notification of such termination, intention to terminate, or institution of proceedings.

For purposes of this Section 8.6, the Borrower and any ERISA Affiliate shall be deemed to know all facts known by the "Administrator" of any Plan of which the Borrower or any ERISA Affiliate is the plan sponsor.

          8.7. Environmental Notices. The Borrower shall notify the Payment and Disbursement Agent and the Lenders in writing, promptly upon any representative of the Borrower or other employee of the Borrower responsible for the environmental matters at any Property of the Borrower learning thereof, of any of the following (together with any material documents and correspondence received or sent in connection therewith):

          (a) notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant into the environment, if such liability would result in a Material Adverse Effect;

          (b) notice that the Borrower or any of its Subsidiaries is subject to investigation by any Governmental Authority evaluating whether any Remedial Action is needed to respond to the Release or threatened Release of any Contaminant into the environment;

          (c) notice that any Property of the Borrower or any of its Subsidiaries is subject to an Environmental Lien if the claim to which such Environmental Lien relates would result in a Material Adverse Effect;

          (d) notice of violation by the Borrower or any of its Subsidiaries of any Environmental, Health or Safety Requirement of Law;

          (e) any condition which might reasonably result in a violation by the Borrower or any Subsidiary of the Borrower of any Environmental, Health or Safety Requirement of Law, which violation would result in a Material Adverse Effect;

          (f) commencement or threat of any judicial or administrative proceeding alleging a violation by the Borrower or any of its Subsidiaries of any Environmental, Health or Safety Requirement of Law, which would result in a Material Adverse Effect;

          (g) new or proposed changes to any existing Environmental, Health or Safety Requirement of Law that could result in a Material Adverse Effect; or

          (h) any proposed acquisition of stock, assets, real estate, or leasing of Property, or any other action by the Borrower or any of its Subsidiaries that could subject the Borrower or any of its Subsidiaries to environmental, health or safety Liabilities and Costs which could result in a Material Adverse Effect.

          8.8. Labor Matters. The Borrower shall notify the Payment and Disbursement Agent and the Lenders in writing, promptly upon the Borrower's learning thereof, of any labor dispute to which the Borrower or any of its Subsidiaries may become a party (including, without limitation, any strikes, lockouts or other disputes relating to any Property of such Persons' and other facilities) which could result in a Material Adverse Effect.

          8.9. Notices of Asset Sales and/or Acquisitions. The Borrower shall deliver to the Payment and Disbursement Agent and the Lenders written notice of each of the following upon the occurrence thereof: (a) a sale, transfer or other disposition of assets, in a single transaction or series of related transactions, for consideration in excess of $50,000,000, (b) an acquisition of assets, in a single transaction or series of related transactions, for consideration in excess of $50,000,000, and (c) the grant of a Lien with respect to assets, in a single transaction or series of related transactions, in connection with Indebtedness aggregating an amount in excess of $50,000,000.

          8.10. Tenant Notifications. The Borrower shall promptly notify the Payment and Disbursement Agent upon obtaining knowledge of the bankruptcy or cessation of operations of any tenant to which greater than 3% of the Borrower's share of consolidated minimum rent is attributable.

          8.11. Other Reports. The Borrower shall deliver or cause to be delivered to the Payment and Disbursement Agent and the other Lenders copies of all financial statements, reports, notices and other materials, if any, sent or made available generally by any General Partner and/or the Borrower to its respective Securities holders or filed with the Commission, all press releases made available generally by any General Partner and/or the Borrower or any of its Subsidiaries to the public concerning material developments in the business of any General Partner, the Borrower or any such Subsidiary and all notifications received by the General Partners, the Borrower or its Subsidiaries pursuant to the Securities Exchange Act and the rules promulgated thereunder.

          8.12. Other Information. Promptly upon receiving a request therefor from the Payment and Disbursement Agent or any Arranger or Co-Agent, the Borrower shall prepare and deliver to the Payment and Disbursement Agent and the other Lenders such other information with respect to either General Partner, the Borrower, or any of its Subsidiaries, as from time to time may be reasonably requested by the Payment and Disbursement Agent or any Arranger.


     ARTICLE IX
     AFFIRMATIVE COVENANTS

          Borrower covenants and agrees that so long as any Revolving Credit Commitments are outstanding and thereafter until payment in full of all of the Obligations (other than indemnities pursuant to Section 15.3 not yet due), unless the Requisite Lenders shall otherwise give prior written consent:

          9.1. Existence, Etc. The Borrower shall, and shall cause each of its Subsidiaries to, at all times maintain its corporate existence or existence as a limited partnership or joint venture, as applicable, and preserve and keep, or cause to be preserved and kept, in full force and effect its rights and franchises material to its businesses, except where the loss or termination of such rights and franchises is not likely to have a Material Adverse Effect.

          9.2. Powers; Conduct of Business. The Borrower shall remain qualified, and shall cause each of its Subsidiaries to qualify and remain qualified, to do business and maintain its good standing in each jurisdiction in which the nature of its business and the ownership of its Property requires it to be so qualified and in good standing.

          9.3. Compliance with Laws, Etc. The Borrower shall, and shall cause each of its Subsidiaries to, (a) comply with all Requirements of Law and all restrictive covenants affecting such Person or the business, Property, assets or operations of such Person, and (b) obtain and maintain as needed all Permits necessary for its operations (including, without limitation, the operation of the Projects) and maintain such Permits in good standing, except where noncompliance with either clause (a) or (b) above is not reasonably likely to have a Material Adverse Effect; provided, however, that the Borrower shall, and shall cause each of its Subsidiaries to, comply with all Environmental, Health or Safety Requirements of Law affecting such Person or the business, Property, assets or operations of such Person.

          9.4. Payment of Taxes and Claims. (a) The Borrower shall pay, and cause each of its Subsidiaries to pay, (i) all taxes, assessments and other governmental charges imposed upon it or on any of its Property or assets or in respect of any of its franchises, licenses, receipts, sales, use, payroll, employment, business, income or Property before any penalty or interest accrues thereon, and (ii) all Claims (including, without limitation, claims for labor, services, materials and supplies) for sums which have become due and payable and which by law have or may become a Lien (other than a Lien permitted by Section 10.3 or a Customary Permitted Lien for property taxes and assessments not yet due upon any of the Borrower's or any of the Borrower's Subsidiaries' Property or assets, prior to the time when any penalty or fine shall be incurred with respect thereto; provided, however, that no such taxes, assessments, fees and governmental charges referred to in clause (i) above or Claims referred to in clause (ii) above need be paid if being contested in good faith by appropriate proceedings diligently instituted and conducted and if such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor.

          9.5. Insurance. The Borrower shall maintain for itself and its Subsidiaries, or shall cause each of its Subsidiaries to maintain in full force and effect the insurance policies and programs listed on Schedule 7.1-U or substantially similar policies and programs or other policies and programs as are reasonably acceptable to the Payment and Disbursement Agent. All such policies and programs shall be maintained with insurers reasonably acceptable to the Payment and Disbursement Agent.

          9.6. Inspection of Property; Books and Records; Discussions. The Borrower shall permit, and cause each of its Subsidiaries to permit, any authorized representative(s) designated by either the Payment and Disbursement Agent or any Arranger, Co-Agent or other Lender to visit and inspect any of the Projects or inspect the MIS of the Borrower or any of its Subsidiaries which relates to the Projects, to examine, audit, check and make copies of their respective financial and accounting records, books, journals, orders, receipts and any correspondence and other data relating to their respective businesses or the transactions contemplated hereby (including, without limitation, in connection with environmental compliance, hazard or liability), and to discuss their affairs, finances and accounts with their officers and independent certified public accountants, all with a representative of the Borrower present, upon reasonable notice and at such reasonable times during normal business hours, as often as may be reasonably requested. Each such visitation and inspection shall be at such visitor's expense. The Borrower shall keep and maintain, and cause its Subsidiaries to keep and maintain, in all material respects on its MIS and otherwise proper books of record and account in which entries in conformity with GAAP shall be made of all dealings and transactions in relation to their respective businesses and activities.

          9.7. ERISA Compliance. The Borrower shall, and shall cause each of its Subsidiaries and ERISA Affiliates to, establish, maintain and operate all Plans to comply in all material respects with the provisions of ERISA, the Internal Revenue Code, all other applicable laws, and the regulations and interpretations thereunder and the respective requirements of the governing documents for such Plans.

          9.8. Maintenance of Property. The Borrower shall, and shall cause each of its Subsidiaries to, maintain in all material respects all of their respective owned and leased Property in good, safe and insurable condition and repair and in a businesslike manner, and not permit, commit or suffer any waste or abandonment of any such Property and from time to time shall make or cause to be made all material repairs, renewal and replacements thereof, including, without limitation, any capital improvements which may be required to maintain the same in a businesslike manner; provided, however, that such Property may be altered or renovated in the ordinary course of business of the Borrower or such applicable Subsidiary. Without any limitation on the foregoing, the Borrower shall maintain the Projects in a manner such that each Project can be used in the manner and substantially for the purposes such Project is used on the Closing Date, including, without limitation, maintaining all utilities, access rights, zoning and necessary Permits for such Project.

          9.9. Hedging Requirements. The Borrower shall maintain "Interest Rate Hedges" (as defined below) on a notional amount of Indebtedness of the Borrower and its Subsidiaries which, when added to the aggregate principal amount of Indebtedness of the Borrower and its Subsidiaries which bears interest at a fixed rate, equals or exceeds 75% of the aggregate principal amount of all Indebtedness of the Borrower and its Subsidiaries. "Interest Rate Hedges" shall mean interest rate exchange, collar, cap, swap, adjustable strike cap, adjustable strike corridor or similar agreements having terms, conditions and tenors reasonably acceptable to the Payment and Disbursement Agent entered into by the Borrower and/or its Subsidiaries in order to provide protection to, or minimize the impact upon, the Borrower and/or such Subsidiaries of increasing floating rates of interest applicable to Indebtedness.

          9.10. Company Status. The Company shall at all times (1) remain a publicly traded company listed on the New York Stock Exchange or other national stock exchange; (2) maintain its status as a REIT under the Internal Revenue Code, (3) retain direct or indirect management and control of the Borrower, and
(4) own, directly or indirectly, no less than ninety-nine percent (99%) of the equity Securities of SD (or any other General Partner of the Borrower).

          9.11. Ownership of Projects, Minority Holdings and Property. The ownership of substantially all wholly-owned Projects, Minority Holdings and other Property of the Consolidated Businesses shall be held by the Borrower and its Subsidiaries and shall not be held directly by any General Partner.
     ARTICLE X
     NEGATIVE COVENANTS

          Borrower covenants and agrees that it shall comply with the following covenants so long as any Revolving Credit Commitments are outstanding and thereafter until payment in full of all of the Obligations (other than indemnities pursuant to Section 15.3 not yet due), unless the Requisite Lenders shall otherwise give prior written consent:

          10.1. Indebtedness. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly create, incur, assume or otherwise become or remain directly or indirectly liable with respect to any Indebtedness, except Indebtedness which, when aggregated with Indebtedness of the General Partners, the Borrower or any of their respective Subsidiaries and Minority Holdings Indebtedness allocable in accordance with GAAP to the Borrower or any Subsidiary of the Borrower as of the time of determination, would not exceed (i) sixty percent (60%) of Capitalization Value as of the date of incurrence, or (ii) in the case of Secured Indebtedness of the Consolidated Businesses and the Borrower's proportionate share of Secured Indebtedness of its Minority Holdings, fifty-five percent (55%) of the Capitalization Value.
In addition, neither the Borrower nor any of its Subsidiaries shall incur, directly or indirectly, Indebtedness for borrowed money from any of the General Partners, unless such Indebtedness is unsecured and expressly subordinated to the payment of the Obligations.

          10.2. Sales of Assets. Neither the Borrower nor any of its Subsidiaries shall sell, assign, transfer, lease, convey or otherwise dispose of any Property, whether now owned or hereafter acquired, or any income or profits therefrom, or enter into any agreement to do so which would result in a Material Adverse Effect.

          10.3. Liens. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly create, incur, assume or permit to exist any Lien on or with respect to any Property, except:

          (a) Liens with respect to Capital Leases of Equipment entered into in the ordinary course of business of the Borrower pursuant to which the aggregate Indebtedness under such Capital Leases does not exceed $100,000 for any Project;

          (b)  Liens securing permitted Secured Indebtedness; and

          (c)  Customary Permitted Liens.

          10.4. Investments. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly make or own any Investment except:

          (a)  Investments in Cash Equivalents;

          (b) Subject to the limitations of clause (e) below, Investments in the Borrower's Subsidiaries, the Borrower's Affiliates and the Management Company;

          (c) Investments in the form of advances to employees in the ordinary course of business; provided that the aggregate principal amount of all such loans at any time outstanding shall not exceed $1,000,000;

          (d) Investments received in connection with the bankruptcy or reorganization of suppliers and lessees and in settlement of delinquent obligations of, and other disputes with, lessees and suppliers arising in the ordinary course of business;

          (e) Investments (i) in any individual Project (other than Mall of America), which when combined with like Investments of the General Partners in such Project, do not exceed ten percent (10%) of the Capitalization Value after giving effect to such Investments of the Borrower or (ii) in a single Person owning a Project or Property, or a portfolio of Projects or Properties, which when combined with like Investments of the General Partners in such Person, do not exceed thirty-three percent (33%) of the Capitalization Value after giving effect to such Investments of the Borrower, it being understood that no Investment in any individual Person will be permitted if the Borrower's allocable share of the Investment of such Person in any individual Project would exceed the limitation described in clause (i) hereinabove.

          10.5. Conduct of Business. Neither the Borrower nor any of its Subsidiaries shall engage in any business, enterprise or activity other than
(a) the businesses of acquiring, developing, re-developing and managing predominantly retail and mixed use Projects and portfolios of like Projects and
(b) any business or activities which are substantially similar, related or incidental thereto.

          10.6. Transactions with Partners and Affiliates. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly enter into or permit to exist any transaction (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with any holder or holders of more than five percent (5%) of any class of equity Securities of the Borrower, or with any Affiliate of the Borrower which is not its Subsidiary, on terms that determined by the respective Boards of Directors of the General Partners to be less favorable to the Borrower or any of its Subsidiaries, as applicable, than those that might be obtained in an arm's length transaction at the time from Persons who are not such a holder or Affiliate. Nothing contained in this Section 10.6 shall prohibit (a) increases in compensation and benefits for officers and employees of the Borrower or any of its Subsidiaries which are customary in the industry or consistent with the past business practice of the Borrower or such Subsidiary, provided that no Event of Default or Potential Event of Default has occurred and is continuing;
(b) payment of customary partners' indemnities; or (c) performance of any obligations arising under the Loan Documents.

          10.7. Restriction on Fundamental Changes. Neither the Borrower nor any of its Subsidiaries shall enter into any merger or consolidation, or liquidate, wind-up or dissolve (or suffer any liquidation or dissolution), or convey, lease, sell, transfer or otherwise dispose of, in one transaction or series of transactions, all or substantially all of the Borrower's or any such Subsidiary's business or Property, whether now or hereafter acquired, except in connection with issuance, transfer, conversion or repurchase of limited partnership interests in Borrower. Notwithstanding the foregoing, (i) the Borrower shall be permitted to merge with another Person so long as the Borrower is the surviving Person following such merger, and (ii) the SDG Reorganization Transactions shall be permitted, subject to the terms of Article XIV hereof.

          10.8. Margin Regulations; Securities Laws. Neither the Borrower nor any of its Subsidiaries, shall use all or any portion of the proceeds of any credit extended under this Agreement to purchase or carry Margin Stock.

          10.9. ERISA. The Borrower shall not and shall not permit any of its Subsidiaries or ERISA Affiliates to:

          (a) engage in any prohibited transaction described in Sections 406 of ERISA or 4975 of the Internal Revenue Code for which a statutory or class exemption is not available or a private exemption has not been previously obtained from the DOL;

          (b) permit to exist any accumulated funding deficiency (as defined in Sections 302 of ERISA and 412 of the Internal Revenue Code), with respect to any Benefit Plan, whether or not waived;

          (c) fail to pay timely required contributions or annual installments due with respect to any waived funding deficiency to any Benefit Plan;

          (d) terminate any Benefit Plan which would result in any liability of Borrower or any ERISA Affiliate under Title IV of ERISA;

          (e) fail to make any contribution or payment to any Multiemployer Plan which Borrower or any ERISA Affiliate may be required to make under any agreement relating to such Multiemployer Plan, or any law pertaining thereto;

          (f) fail to pay any required installment or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment; or

          (g) amend a Benefit Plan resulting in an increase in current liability for the plan year such that the Borrower or any ERISA Affiliate is required to provide security to such Plan under Section 401(a)(29) of the Internal Revenue Code.

          10.10. Organizational Documents. Neither the General Partners, the Borrower nor any of its Subsidiaries shall amend, modify or otherwise change any of the terms or provisions in any of their respective Organizational Documents as in effect on the Closing Date, except amendments to effect (a) a change of name of the Borrower or any such Subsidiary, provided that the Borrower shall have provided the Payment and Disbursement Agent with sixty (60) days prior written notice of any such name change, or (b) changes that would not affect such Organizational Documents in any material manner not otherwise permitted under this Agreement.

          10.11. Fiscal Year. Neither the Company, the Borrower nor any of its Consolidated Subsidiaries shall change its Fiscal Year for accounting or tax purposes from a period consisting of the 12-month period ending on December 31 of each calendar year.

          10.12.  Other Financial Covenants.

          (a) Minimum Combined Equity Value. The Combined Equity Value shall at no time be less than $2,400,000,000.

          (b) Consolidated Interest Coverage Ratio. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio of (i) Combined EBITDA to (ii) Combined Interest Expense shall not be less than 1.8 to 1.0.

          (c) Minimum Debt Service Coverage Ratio. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio of Combined EBITDA to Combined Debt Service shall not be less than 1.60 to 1.00.

          (d) Minimum Debt Yield. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio (expressed as a percentage) (the "Debt Yield") of (1) Combined EBITDA to (2) Total Adjusted Outstanding Indebtedness (less unrestricted Cash and Cash Equivalents of the Borrower) shall not be less than 13.5%.

          (e) Unencumbered Combined EBITDA to Total Unsecured Outstanding Indebtedness. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio (expressed as a percentage) (the "Unsecured Debt Yield") of (i) the Unencumbered Combined EBITDA to (ii) Total Unsecured Outstanding Indebtedness (less unrestricted Cash and Cash Equivalents of the Borrower) shall not be less than 11%.

          (f) Unencumbered Combined EBITDA to Unsecured Interest Expense. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio of (i) the Unencumbered Combined EBITDA to (ii) Unsecured Interest Expense shall not be less than 1.5 to 1.0.

          10.13. Pro Forma Adjustments. In connection with an acquisition of a Project, a Property, or a portfolio of Projects or Properties, by any of the Consolidated Businesses or any Minority Holding (whether such acquisition is direct or through the acquisition of a Person which owns such Property), the financial covenants contained in this Agreement shall be calculated as follows on a pro forma basis (with respect to the pro rata share of the Borrower in the case of an acquisition by a Minority Holding), which pro forma calculation shall be effective until the last day of the fourth fiscal quarter following such acquisition (or such earlier test period, as applicable), at which time actual performance shall be utilized for such calculations.

          (a) Annual EBITDA. Annual EBITDA for the acquired Property shall be deemed to be an amount equal to (i) the net purchase price of the acquired Property (or the Borrower's pro rata share of such net purchase price in the event of an acquisition by a Minority Holding) for the first fiscal quarter following such acquisition, multiplied by 8.25% and (ii) for the succeeding three fiscal quarters, Annual EBITDA shall be deemed the greater of (A) the net purchase price multiplied by 8.25%, or (B) the actual EBITDA from such acquired Property during the period following Borrower's (direct or indirect) acquisition, computed on an annualized basis, provided that such annualized EBITDA shall in no event exceed the final product obtained after multiplying
(1) the net purchase price by (2) 1.1, and then by (3) 8.25%.

          (b) Combined EBITDA. The pro forma calculation of Annual EBITDA for the acquired Property shall be added to the calculation of Combined EBITDA.

          (c) Unencumbered Combined EBITDA. If, after giving effect to the acquisition, the acquired Property will not be encumbered by Secured Indebtedness, then the pro forma Annual EBITDA for the acquired Property shall be added to the calculation of Unencumbered Combined EBITDA.

          (d) Secured Indebtedness. Any Indebtedness secured by a Lien incurred and/or assumed in connection with such acquisition of a Property shall be added to the calculation of Secured Indebtedness.

          (e) Total Adjusted Outstanding Indebtedness. Any Indebtedness incurred and/or assumed in connection with such acquisition shall be added to the calculation of Total Adjusted Outstanding Indebtedness.

          (f) Combined Interest Expense. If any Indebtedness is incurred or assumed in connection with such acquisition, then the amount of interest expense to be incurred on such Indebtedness during the period following such acquisition, computed on an annualized basis during the applicable period, shall be added to the calculation of Combined Interest Expense.

          (g) Total Unsecured Outstanding Indebtedness. Any Indebtedness which is not secured by a Lien and which is incurred and/or assumed in connection with such acquisition shall be added to the calculation of Total Unsecured Outstanding Indebtedness.

          (h)  Unsecured Interest Expense.   If any unsecured Indebtedness is
incurred or assumed in connection with such acquisition, then the amount of interest expense to be incurred on such Indebtedness during the period following such acquisition, computed on an annualized basis during the applicable period, shall be added to the calculation of Unsecured Interest Expense.

          (i) Debt Yield and Unencumbered Debt Yield. For purposes of calculating Debt Yield and Unencumbered Debt Yield only, non-recourse Indebtedness and completion guarantees incurred for the construction of new Projects shall, until such time as the interest expense associated with such financing need no longer be capitalized in accordance with GAAP, be excluded from the calculation of Total Adjusted Outstanding Indebtedness (provided that recourse Indebtedness and repayment guarantees shall be included in such calculation).


     ARTICLE XI
     EVENTS OF DEFAULT; RIGHTS AND REMEDIES

          11.1. Events of Default. Each of the following occurrences shall constitute an Event of Default under this Agreement:

          (a) Failure to Make Payments When Due. The Borrower shall fail to pay (i) when due any principal payment on the Obligations which is due on the Revolving Credit Termination Date or pursuant to the terms of Section 2.1(a),
Section 2.2, Section 2.4, or Section 4.1(d) or (ii) within five Business Days after the date on which due, any interest payment on the Obligations or any principal payment pursuant to the terms of Section 4.1(a) or (iii) when due, any principal payment on the Obligations not referenced in clauses (i) or (ii) hereinabove.

          (b) Breach of Certain Covenants. The Borrower shall fail duly and punctually to perform or observe any agreement, covenant or obligation binding on such Person under Sections 8.3, 9.1, 9.2, 9.3, 9.4, 9.5, 9.6, or Article X.

          (c) Breach of Representation or Warranty. Any representation or warranty made by the Borrower to the Payment and Disbursement Agent, any Arranger or any other Lender herein or by the Borrower or any of its Subsidiaries in any of the other Loan Documents or in any statement or certificate at any time given by any such Person pursuant to any of the Loan Documents shall be false or misleading in any material respect on the date as of which made.

          (d) Other Defaults. Except as set forth in the next sentence, the Borrower shall default in the performance of or compliance with any term contained in this Agreement (other than as identified in paragraphs (a), (b) or (c) of this Section 11.1), or any default or event of default shall occur under any of the other Loan Documents, and such default or event of default shall continue for twenty (20) days after receipt of written notice from the Payment and Disbursement Agent thereof. With respect to any failure in the performance of or compliance with the terms of Section 9.9, such failure or noncompliance shall not constitute an Event of Default so long as the Borrower cures such failure or noncompliance within one hundred eighty (180) days after the receipt of written notice from the Payment and Disbursement Agent thereof.

          (e) Acceleration of Other Indebtedness. Any breach, default or event of default shall occur, or any other condition shall exist under any instrument, agreement or indenture pertaining to any recourse Indebtedness (other than the Obligations) of the Borrower or its Subsidiaries aggregating $30,000,000 or more, and the effect thereof is to cause an acceleration, mandatory redemption or other required repurchase of such Indebtedness, or permit the holder(s) of such Indebtedness to accelerate the maturity of any such Indebtedness or require a redemption or other repurchase of such Indebtedness; or any such Indebtedness shall be otherwise declared to be due and payable (by acceleration or otherwise) or required to be prepaid, redeemed or otherwise repurchased by the Borrower or any of its Subsidiaries (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof.

          (f)  Involuntary Bankruptcy; Appointment of Receiver, Etc.

          (i) An involuntary case shall be commenced against any General Partner, the Borrower, or any of its Subsidiaries to which $150,000,000 or more of the Combined Equity Value is attributable, and the petition shall not be dismissed, stayed, bonded or discharged within sixty (60) days after commencement of the case; or a court having jurisdiction in the premises shall enter a decree or order for relief in respect of any General Partner, the Borrower or any of its Subsidiaries in an involuntary case, under any applicable bankruptcy, insolvency or other similar law now or hereinafter in effect; or any other similar relief shall be granted under any applicable federal, state, local or foreign law; or the respective board of directors of any General Partner or Limited Partners of the Borrower or the board of directors or partners of any of the Borrower's Subsidiaries (or any committee thereof) adopts any resolution or otherwise authorizes any action to approve any of the foregoing.

          (ii) A decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee, custodian or other officer having similar powers over any of the General Partners, the Borrower, or any of its Subsidiaries to which $150,000,000 or more of the Combined Equity Value is attributable, or over all or a substantial part of the Property of any of the General Partners, the Borrower or any of such Subsidiaries shall be entered; or an interim receiver, trustee or other custodian of any of the General Partners, the Borrower or any of such Subsidiaries or of all or a substantial part of the Property of any of the General Partners, the Borrower or any of such Subsidiaries shall be appointed or a warrant of attachment, execution or similar process against any substantial part of the Property of any of the General Partners, the Borrower or any of such Subsidiaries shall be issued and any such event shall not be stayed, dismissed, bonded or discharged within sixty (60) days after entry, appointment or issuance; or the respective board of directors of any of the General Partners, the General Partner or Limited Partners of the Borrower or the board of directors or partners of any of Borrower's Subsidiaries (or any committee thereof) adopts any resolution or otherwise authorizes any action to approve any of the foregoing.

          (g) Voluntary Bankruptcy; Appointment of Receiver, Etc. Any of the General Partners, the Borrower, or any of its Subsidiaries to which $150,000,000 or more of the Combined Equity Value is attributable, shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law, or shall consent to the appointment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its Property; or any of the General Partners, the Borrower or any of such Subsidiaries shall make any assignment for the benefit of creditors or shall be unable or fail, or admit in writing its inability, to pay its debts as such debts become due.

          (h)  Judgments and Unpermitted Liens.

               (i) Any money judgment (other than a money judgment covered by insurance as to which the insurance company has acknowledged coverage), writ or warrant of attachment, or similar process against the Borrower or any of its Subsidiaries or any of their respective assets involving in any case an amount in excess of $15,000,000 (other than with respect to Claims arising out of non-recourse Indebtedness) is entered and shall remain undischarged, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; provided, however, if any such judgment, writ or warrant of attachment or similar process is in excess of $30,000,000 (other than with respect to Claims arising out of non-recourse Indebtedness), the entry thereof shall immediately constitute an Event of Default hereunder.

               (ii) A federal, state, local or foreign tax Lien is filed against the Borrower which is not discharged of record, bonded over or otherwise secured to the satisfaction of the Payment and Disbursement Agent within fifty (50) days after the filing thereof or the date upon which the Payment and Disbursement Agent receives actual knowledge of the filing thereof for an amount which, either separately or when aggregated with the amount of any judgments described in clause (i) above and/or the amount of the Environmental Lien Claims described in clause (iii) below, equals or exceeds $15,000,000.

               (iii) An Environmental Lien is filed against any Project with respect to Claims in an amount which, either separately or when aggregated with the amount of any judgments described in clause (i) above and/or the amount of the tax Liens described in clause (ii) above, equals or exceeds $15,000,000.

          (i) Dissolution. Any order, judgment or decree shall be entered against the Borrower decreeing its involuntary dissolution or split up; or the Borrower shall otherwise dissolve or cease to exist except as specifically permitted by this Agreement.

          (j) Loan Documents. At any time, for any reason, any Loan Document ceases to be in full force and effect or the Borrower seeks to repudiate its obligations thereunder.

          (k) ERISA Termination Event. Any ERISA Termination Event occurs which the Payment and Disbursement Agent believes could subject either the Borrower or any ERISA Affiliate to liability in excess of $500,000.

          (l) Waiver Application. The plan administrator of any Benefit Plan applies under Section 412(d) of the Code for a waiver of the minimum funding standards of Section 412(a) of the Internal Revenue Code and the Payment and Disbursement Agent believes that the substantial business hardship upon which the application for the waiver is based could subject either the Borrower or any ERISA Affiliate to liability in excess of $500,000.

          (m) Material Adverse Effect. An event shall occur which has a Material Adverse Effect.

          (n) Certain Defaults Pertaining to the General Partners. The Company shall fail to (i) maintain its status as a REIT for federal income tax purposes, (ii) continue as a general partner of the Borrower, (iii) maintain ownership of no less than 99% of the equity Securities of SD (or any other General Partner of the Borrower), (iv) comply with all Requirements of Law applicable to it and its businesses and Properties, in each case where the failure to so comply individually or in the aggregate will have or is reasonably likely to have a Material Adverse Effect, (v) remain listed on the New York Stock Exchange or other national stock exchange, or (vi) file all tax returns and reports required to be filed by it with any Governmental Authority as and when required to be filed or to pay any taxes, assessments, fees or other governmental charges upon it or its Property, assets, receipts, sales, use, payroll, employment, licenses, income, or franchises which are shown in such returns, reports or similar statements to be due and payable as and when due and payable, except for taxes, assessments, fees and other governmental charges (A) that are being contested by the Company in good faith by an appropriate proceeding diligently pursued, (B) for which adequate reserves have been made on its books and records, and (C) the amounts the non-payment of which would not, individually or in the aggregate, result in a Material Adverse Effect.

     SD shall fail to (i) continue as the managing general partner of SDGLP,
(ii) remain a Subsidiary of the Company, (iii) comply with all Requirements of Law applicable to it and its businesses and Properties, in each case where the failure to so comply individually or in the aggregate will have or is reasonably likely to have a Material Adverse Effect, or (iv) file all tax returns and reports required to be filed by it with any Governmental Authority as and when required to be filed or to pay any taxes, assessments, fees or other governmental charges upon it or its Property, assets, receipts, sales, use, payroll, employment, licenses, income, or franchises which are shown in such returns, reports or similar statements to be due and payable as and when due and payable, except for taxes, assessments, fees and other governmental charges (A) that are being contested by the Company in good faith by an appropriate proceeding diligently pursued, (B) for which adequate reserves have been made on its books and records, and (C) the amounts the non-payment of which would not, individually or in the aggregate, result in a Material Adverse Effect.

          (o) Merger or Liquidation of the General Partners or the Borrower. Except pursuant to the SDG Reorganization Transactions, any General Partner shall merge or liquidate with or into any other Person and, as a result thereof and after giving effect thereto, (i) such General Partner is not the surviving Person or (ii) such merger or liquidation would effect an acquisition of or Investment in any Person not otherwise permitted under the terms of this Agreement. Except pursuant to the SDG Reorganization Transactions, the Borrower shall merge or liquidate with or into any other Person and, as a result thereof and after giving effect thereto, (i) the Borrower is not the surviving Person or (ii) such merger or liquidation would effect an acquisition of or Investment in any Person not otherwise permitted under the terms of this Agreement.

An Event of Default shall be deemed "continuing" until cured or waived in writing in accordance with Section 15.7.

          11.2.  Rights and Remedies.

          (a) Acceleration and Termination. Upon the occurrence of any Event of Default described in Sections 11.1(f) or 11.1(g), the Revolving Credit Commitments shall automatically and immediately terminate and the unpaid principal amount of, and any and all accrued interest on, the Obligations and all accrued fees shall automatically become immediately due and payable, without presentment, demand, or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Borrower; and upon the occurrence and during the continuance of any other Event of Default, the Payment and Disbursement Agent shall at the request, or may with the consent, of the Requisite Lenders, by written notice to the Borrower, (i) declare that the Revolving Credit Commitments are terminated, whereupon the Revolving Credit Commitments and the obligation of each Lender to make any Loan hereunder and of each Lender to issue or participate in any Letter of Credit not then issued shall immediately terminate, and/or (ii) declare the unpaid principal amount of and any and all accrued and unpaid interest on the Obligations to be, and the same shall thereupon be, immediately due and payable, without presentment, demand, or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Borrower.

          (b) Rescission. If at any time after termination of the Revolving Credit Commitments and/or acceleration of the maturity of the Loans, the Borrower shall pay all arrears of interest and all payments on account of principal of the Loans and Reimbursement Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Potential Events of Default (other than nonpayment of principal of and accrued interest on the Loans due and payable solely by virtue of acceleration) shall be remedied or waived pursuant to Section 15.7, then upon the written consent of the Requisite Lenders and written notice to the Borrower, the termination of the Revolving Credit Commitments and/or the acceleration and their consequences may be rescinded and annulled; but such action shall not affect any subsequent Event of Default or Potential Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind the Lenders to a decision which may be made at the election of the Requisite Lenders; they are not intended to benefit the Borrower and do not give the Borrower the right to require the Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are met.

          (c) Enforcement. The Borrower acknowledges that in the event the Borrower or any of its Subsidiaries fails to perform, observe or discharge any of their respective obligations or liabilities under this Agreement or any other Loan Document, any remedy of law may prove to be inadequate relief to the Payment and Disbursement Agent, the Arrangers and the other Lenders; therefore, the Borrower agrees that the Payment and Disbursement Agent, the Arrangers and the other Lenders shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.


     ARTICLE XII
     THE AGENTS

          12.1. Appointment. (a) Each Lender hereby designates and appoints UBS as the Payment and Disbursement Agent, the Arrangers as the Arrangers and the Co-Agents as the Co-Agents of such Lender under this Agreement, and each Lender hereby irrevocably authorizes Payment and Disbursement Agent, the Arrangers and the Co-Agents to take such actions on its behalf under the provisions of this Agreement and the Loan Documents and to exercise such powers as are set forth herein or therein together with such other powers as are reasonably incidental thereto. The Payment and Disbursement Agent, the Arrangers and the Co-Agents each agrees to act as such on the express conditions contained in this Article XII.

          (b) The provisions of this Article XII are solely for the benefit of the Payment and Disbursement Agent, the Arrangers, the Co-Agents and the other Lenders, and neither the Borrower, the General Partners nor any Subsidiary of the Borrower shall have any rights to rely on or enforce any of the provisions hereof (other than as expressly set forth in Section 12.7). In performing its respective functions and duties under this Agreement, the Payment and Disbursement Agent, each Arranger and each Co-Agent shall act solely as agents of the Lenders and do not assume and shall not be deemed to have assumed any obligation or relationship of agency, trustee or fiduciary with or for any General Partner, the Borrower or any Subsidiary of the Borrower. The Payment and Disbursement Agent, each Arranger and each Co-Agent may perform any of their respective duties hereunder, or under the Loan Documents, by or through their respective agents or employees.

          12.2. Nature of Duties. The Payment and Disbursement Agent, the Arrangers and the Co-Agents shall not have any duties or responsibilities except those expressly set forth in this Agreement or in the Loan Documents. The duties of the Payment and Disbursement Agent, the Arrangers and the Co-Agents shall be mechanical and administrative in nature. None of the Payment and Disbursement Agent, any Arranger or any Co-Agent shall have by reason of this Agreement a fiduciary relationship in respect of any Holder. Nothing in this Agreement or any of the Loan Documents, expressed or implied, is intended to or shall be construed to impose upon the Payment and Disbursement Agent or any Arranger or Co-Agent any obligations in respect of this Agreement or any of the Loan Documents except as expressly set forth herein or therein. The Payment and Disbursement Agent and each Arranger and Co-Agent each hereby agrees that its duties shall include providing copies of documents received by such Agent from the Borrower which are reasonably requested by any Lender and promptly notifying each Lender upon its obtaining actual knowledge of the occurrence of any Event of Default hereunder.

          12.3. Right to Request Instructions. The Payment and Disbursement Agent and each Arranger and Co-Agent may at any time request instructions from the Lenders with respect to any actions or approvals which by the terms of any of the Loan Documents such Agent is permitted or required to take or to grant, and such Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any Person for refraining from any action or withholding any approval under any of the Loan Documents until it shall have received such instructions from those Lenders from whom such Agent is required to obtain such instructions for the pertinent matter in accordance with the Loan Documents. Without limiting the generality of the foregoing, such Agent shall take any action, or refrain from taking any action, which is permitted by the terms of the Loan Documents upon receipt of instructions from those Lenders from whom such Agent is required to obtain such instructions for the pertinent matter in accordance with the Loan Documents, provided, that no Holder shall have any right of action whatsoever against the Payment and Disbursement Agent or any Arranger or Co-Agent as a result of such Agent acting or refraining from acting under the Loan Documents in accordance with the instructions of the Requisite Lenders or, where required by the express terms of this Agreement, a greater proportion of the Lenders.

          12.4. Reliance. The Payment and Disbursement Agent and each Arranger and Co-Agent shall each be entitled to rely upon any written notices, statements, certificates, orders or other documents or any telephone message believed by it in good faith to be genuine and correct and to have been signed, sent or made by the proper Person, and with respect to all matters pertaining to this Agreement or any of the Loan Documents and its duties hereunder or thereunder, upon advice of legal counsel (including counsel for the Borrower), independent public accountants and other experts selected by it.

          12.5. Indemnification. To the extent that the Payment and Disbursement Agent or any Arranger or Co-Agent is not reimbursed and indemnified by the Borrower, the Lenders will reimburse and indemnify such Agent for and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, and reasonable costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against it in any way relating to or arising out of the Loan Documents or any action taken or omitted by such Agent under the Loan Documents, in proportion to each Lender's Pro Rata Share. Such Agent agrees to refund to the Lenders any of the foregoing amounts paid to it by the Lenders which amounts are subsequently recovered by such Agent from the Borrower or any other Person on behalf of the Borrower. The obligations of the Lenders under this Section 12.5 shall survive the payment in full of the Loans, the Reimbursement Obligations and all other Obligations and the termination of this Agreement.

          12.6. Agents Individually. With respect to their respective Pro Rata Share of the Revolving Credit Commitments hereunder, if any, and the Loans made by them, if any, the Payment and Disbursement Agent, the Arrangers and the Co-Agents shall have and may exercise the same rights and powers hereunder and is subject to the same obligations and liabilities as and to the extent set forth herein for any other Lender. The terms "Lenders" or "Requisite Lenders" or any similar terms shall, unless the context clearly otherwise indicates, include UBS, each Arranger and each other Co-Agent in its respective individual capacity as a Lender or as one of the Requisite Lenders. UBS and each other Arranger and Co-Agent and each of their respective Affiliates may accept deposits from, lend money to, and generally engage in any kind of banking, trust or other business with the Borrower or any of its Subsidiaries as if UBS were not acting as the Payment and Disbursement Agent and the other Arrangers and Co-Agents were not acting as Arrangers and Co-Agents pursuant hereto.

          12.7.  Successor Agents.

          (a) Resignation and Removal. Any Agent may resign from the performance of all its functions and duties hereunder at any time by giving at least thirty (30) Business Days' prior written notice to the Borrower and the other Lenders, unless applicable law requires a shorter notice period or that there be no notice period, in which instance such applicable law shall control. Any Agent may be removed (i) at the direction of Lenders whose Pro Rata Shares, in the aggregate, are greater than fifty percent (50%), in the event the Agent is not also a Lender having a Revolving Credit Commitment of at least $20,000,000 or six percent (6%) of the Revolving Credit Commitments of all of the Lenders or (ii) at the direction of the Requisite Lenders, in the event such Agent fails to perform its duties hereunder in any material respect. Such resignation or removal shall take effect upon the acceptance by a successor Agent of appointment pursuant to this Section 12.7.

          (b) Appointment by Requisite Lenders. Upon any such resignation or removal becoming effective, (i) if a Arranger or Co-Agent shall then be acting with respect to this Agreement, such Arranger or Co-Agent shall become the Payment and Disbursement Agent or (ii) if no Arranger or Co-Agent shall then be acting with respect to this Agreement, the Lenders shall have the right to appoint a successor Payment and Disbursement Agent selected from among the Lenders.

          (c) Appointment by Retiring Agent. If a successor Payment and Disbursement Agent shall not have been appointed within the thirty (30) Business Day or shorter period provided in paragraph (a) of this Section 12.7, the retiring Agent shall then appoint a successor Agent who shall serve as Payment and Disbursement Agent until such time, if any, as the Lenders appoint a successor Agent as provided above.

          (d) Rights of the Successor and Retiring Agents. Upon the acceptance of any appointment as Payment and Disbursement Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article XII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was the Agent under this Agreement.

          12.8. Relations Among the Lenders. Each Lender agrees that it will not take any legal action, nor institute any actions or proceedings, against the Borrower or any other obligor hereunder with respect to any of the Obligations, without the prior written consent of the Lenders. Without limiting the generality of the foregoing, no Lender may accelerate or otherwise enforce its portion of the Obligations, or unilaterally terminate its Revolving Credit Commitment except in accordance with Section 11.2(a).


     ARTICLE XIII
     YIELD PROTECTION

          13.1.  Taxes.

          (a) Payment of Taxes. Any and all payments by the Borrower hereunder or under any Note or other document evidencing any Obligations shall be made, in accordance with Section 4.2, free and clear of and without reduction for any and all present or future taxes, levies, imposts, deductions, charges, withholdings, and all stamp or documentary taxes, excise taxes, ad valorem taxes and other taxes imposed on the value of the Property, charges or levies which arise from the execution, delivery or registration, or from payment or performance under, or otherwise with respect to, any of the Loan Documents or the Revolving Credit Commitments and all other liabilities with respect thereto excluding, in the case of each Lender, taxes imposed on or measured by net income or overall gross receipts and capital and franchise taxes imposed on it by (i) the United States, (ii) the Governmental Authority of the jurisdiction in which such Lender's Applicable Lending Office is located or any political subdivision thereof or (iii) the Governmental Authority in which such Person is organized, managed and controlled or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges and withholdings being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to withhold or deduct any Taxes from or in respect of any sum payable hereunder or under any such Note or document to any Lender, (x) the sum payable to such Lender shall be increased as may be necessary so that after making all required withholding or deductions (including withholding or deductions applicable to additional sums payable under this Section 13.1) such Lender receives an amount equal to the sum it would have received had no such withholding or deductions been made, (y) the Borrower shall make such withholding or deductions, and (z) the Borrower shall pay the full amount withheld or deducted to the relevant taxation authority or other authority in accordance with applicable law.

          (b) Indemnification. The Borrower will indemnify each Lender against, and reimburse each on demand for, the full amount of all Taxes (including, without limitation, any Taxes imposed by any Governmental Authority on amounts payable under this Section 13.1 and any additional income or franchise taxes resulting therefrom) incurred or paid by such Lender or any of their respective Affiliates and any liability (including penalties, interest, and out-of-pocket expenses paid to third parties) arising therefrom or with respect thereto, whether or not such Taxes were lawfully payable. A certificate as to any additional amount payable to any Person under this
Section 13.1 submitted by it to the Borrower shall, absent manifest error, be final, conclusive and binding upon all parties hereto. Each Lender agrees, within a reasonable time after receiving a written request from the Borrower, to provide the Borrower and the Payment and Disbursement Agent with such certificates as are reasonably required, and take such other actions as are reasonably necessary to claim such exemptions as such Lender may be entitled to claim in respect of all or a portion of any Taxes which are otherwise required to be paid or deducted or withheld pursuant to this Section 13.1 in respect of any payments under this Agreement or under the Notes.

          (c) Receipts. Within thirty (30) days after the date of any payment of Taxes by the Borrower, it will furnish to the Payment and Disbursement Agent, at its address referred to in Section 15.8, the original or a certified copy of a receipt evidencing payment thereof.

          (d) Foreign Bank Certifications. (i) Each Lender that is not created or organized under the laws of the United States or a political subdivision thereof shall deliver to the Borrower and the Payment and Disbursement Agent on the Closing Date or the date on which such Lender becomes a Lender pursuant to Section 15.1 hereof a true and accurate certificate executed in duplicate by a duly authorized officer of such Lender to the effect that such Lender is eligible to receive payments hereunder and under the Notes without deduction or withholding of United States federal income tax (I) under the provisions of an applicable tax treaty concluded by the United States (in which case the certificate shall be accompanied by two duly completed copies of IRS Form 1001 (or any successor or substitute form or forms)) or (II) under Sections 1442(c)(1) and 1442(a) of the Internal Revenue Code (in which case the certificate shall be accompanied by two duly completed copies of IRS Form 4224 (or any successor or substitute form or forms)).

          (ii) Each Lender further agrees to deliver to the Borrower and the Payment and Disbursement Agent from time to time, a true and accurate certificate executed in duplicate by a duly authorized officer of such Lender before or promptly upon the occurrence of any event requiring a change in the most recent certificate previously delivered by it to the Borrower and the Payment and Disbursement Agent pursuant to this Section 13.1(d). Each certificate required to be delivered pursuant to this Section 13.1(d)(ii) shall certify as to one of the following:

          (A) that such Lender can continue to receive payments hereunder and under the Notes without deduction or withholding of United States federal income tax;

          (B) that such Lender cannot continue to receive payments hereunder and under the Notes without deduction or withholding of United States federal income tax as specified therein but does not require additional payments pursuant to Section 13.1(a) because it is entitled to recover the full amount of any such deduction or withholding from a source other than the Borrower; or

          (C) that such Lender is no longer capable of receiving payments hereunder and under the Notes without deduction or withholding of United States federal income tax as specified therein and that it is not capable of recovering the full amount of the same from a source other than the Borrower.

Each Lender agrees to deliver to the Borrower and the Payment and Disbursement Agent further duly completed copies of the above-mentioned IRS forms on or before the earlier of (x) the date that any such form expires or becomes obsolete or otherwise is required to be resubmitted as a condition to obtaining an exemption from withholding from United States federal income tax and (y) fifteen (15) days after the occurrence of any event requiring a change in the most recent form previously delivered by such Lender to the Borrower and Payment and Disbursement Agent, unless any change in treaty, law, regulation, or official interpretation thereof which would render such form inapplicable or which would prevent the Lender from duly completing and delivering such form has occurred prior to the date on which any such delivery would otherwise be required and the Lender promptly advises the Borrower that it is not capable of receiving payments hereunder and under the Notes without any deduction or withholding of United States federal income tax.

          13.2. Increased Capital. If after the date hereof any Lender determines that (i) the adoption or implementation of or any change in or in the interpretation or administration of any law or regulation or any guideline or request from any central bank or other Governmental Authority or quasi-governmental authority exercising jurisdiction, power or control over any Lender or banks or financial institutions generally (whether or not having the force of law), compliance with which affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and (ii) the amount of such capital is increased by or based upon (A) the making or maintenance by any Lender of its Loans, any Lender's participation in or obligation to participate in the Loans, Letters of Credit or other advances made hereunder or the existence of any Lender's obligation to make Loans or (B) the issuance or maintenance by any Lender of, or the existence of any Lender's obligation to issue, Letters of Credit, then, in any such case, upon written demand by such Lender (with a copy of such demand to the Payment and Disbursement Agent), the Borrower shall immediately pay to the Payment and Disbursement Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation therefor. Such demand shall be accompanied by a statement as to the amount of such compensation and include a brief summary of the basis for such demand. Such statement shall be conclusive and binding for all purposes, absent manifest error.

          13.3. Changes; Legal Restrictions. If after the date hereof any Lender determines that the adoption or implementation of or any change in or in the interpretation or administration of any law or regulation or any guideline or request from any central bank or other Governmental Authority or quasi-governmental authority exercising jurisdiction, power or control over any Lender, or over banks or financial institutions generally (whether or not having the force of law), compliance with which:

          (a) does or will subject a Lender (or its Applicable Lending Office or Eurodollar Affiliate) to charges (other than taxes) of any kind which such Lender reasonably determines to be applicable to the Revolving Credit Commitments of the Lenders to make Eurodollar Rate Loans or issue and/or participate in Letters of Credit or change the basis of taxation of payments to that Lender of principal, fees, interest, or any other amount payable hereunder with respect to Eurodollar Rate Loans, Letters of Credit or Money Market Loans; or

          (b) does or will impose, modify, or hold applicable, in the determination of a Lender, any reserve (other than reserves taken into account in calculating the Eurodollar Rate), special deposit, compulsory loan, FDIC insurance or similar requirement against assets held by, or deposits or other liabilities (including those pertaining to Letters of Credit) in or for the account of, advances or loans by, commitments made, or other credit extended by, or any other acquisition of funds by, a Lender or any Applicable Lending Office or Eurodollar Affiliate of that Lender;

and the result of any of the foregoing is to increase the cost to that Lender of making, renewing or maintaining the Loans or its Revolving Credit Commitment or issuing or participating in the Letters of Credit or to reduce any amount receivable thereunder; then, in any such case, upon written demand by such Lender (with a copy of such demand to the Payment and Disbursement Agent), the Borrower shall immediately pay to the Payment and Disbursement Agent for the account of such Lender, from time to time as specified by such Lender, such amount or amounts as may be necessary to compensate such Lender or its Eurodollar Affiliate for any such additional cost incurred or reduced amount received. Such demand shall be accompanied by a statement as to the amount of such compensation and include a brief summary of the basis for such demand. Such statement shall be conclusive and binding for all purposes, absent manifest error.

          13.4. Replacement of Certain Lenders. In the event a Lender (a "Designated Lender") shall have requested additional compensation from the Borrower under Section 13.2 or under Section 13.3, the Borrower may, at its sole election, (a) make written demand on such Designated Lender (with a copy to the Payment and Disbursement Agent) for the Designated Lender to assign, and such Designated Lender shall assign pursuant to one or more duly executed Assignment and Acceptances to one or more Eligible Assignees which the Borrower or the Payment and Disbursement Agent shall have identified for such purpose, all of such Designated Lender's right and obligations under this Agreement and the Notes (including, without limitation, its Revolving Credit Commitment, all Loans owing to it, and all of its participation interests in Letters of Credit) in accordance with Section 15.1 or (b) repay all Loans owing to the Designated Lender together with interest accrued with respect thereto to the date of such repayment and all fees and other charges accrued or payable under the terms of this Agreement for the benefit of the Designated Lender to the date of such repayment and remit to the Payment and Disbursement Agent to be held as cash collateral an amount equal to the participation interest of the Designated Lender in Letters of Credit. Any such repayment and remittance shall be for the sole credit of the Designated Lender and not for any other Lender. Upon delivery of such repayment and remittance in immediately available funds as aforesaid, the Designated Lender shall cease to be a Lender under this Agreement. All expenses incurred by the Payment and Disbursement Agent in connection with the foregoing shall be for the sole account of the Borrower and shall constitute Obligations hereunder. In no event shall Borrower's election under the provisions of this Section 13.4 affect its obligation to pay the additional compensation required under either Section 13.2 or Section 13.3.


     ARTICLE XIV
     THE SDG REORGANIZATION TRANSACTIONS

          14.1. The SDG Reorganization Transactions. The Company has informed the Lenders that it has merged (the "Merger") a newly-formed Subsidiary with and into SD Property Group, Inc. (formerly DeBartolo Realty Corporation) ("SD"), in order, over time, to effect a consolidation of the operations of the Company and SD and their respective subsidiaries. It is anticipated that, pursuant to the other SDG Reorganization Transactions, future business of the combined companies will be conducted by SDGLP, however, for some period of time following the consummation of the Merger, business shall be conducted both by SPGLP and by SDGLP. The Borrower and the Company have requested that the Lenders consent to the Merger and to the other SDG Reorganization Transactions, and the Lenders have agreed to consent thereto.

          14.2. Release of Simon Property Group, L.P. In the event that, after the Closing Date, the Company elects to conduct all of its business through SDGLP, and SPGLP conducts no business and has no remaining assets or Subsidiaries, then:

          (a) the Borrower shall deliver to the Payment and Disbursement Agent Officer's Certificates of the Borrower and the General Partners, signed by the Borrower's and the General Partners' respective chief executive officers, financial officers, treasurers or other qualified officer acceptable to the Payment and Disbursement Agent, representing and certifying (1) that the officer signatory thereto has reviewed the terms of the Loan Documents, and has made, or caused to be made under his/her supervision, a review in reasonable detail of the transactions and consolidated and consolidating financial condition of the General Partners, the Borrower and its Subsidiaries, during the period covered by such reports, that such review has not disclosed the existence during or at the end of such period, and that such officer does not have knowledge of the existence as at the date of such Officer's Certificate, of any condition or event which constitutes an Event of Default or Potential Event of Default or mandatory prepayment event, or, if any such condition or event existed or exists, and specifying the nature and period of existence thereof and what action the General Partners and/or the Borrower or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto;
(2) calculations, in the form of Exhibit G attached hereto, evidencing compliance with each of the financial covenants set forth in Article X hereof for SDGLP, exclusive of SPGLP, and (3) that the Company is conducting all of its business and operations through SDGLP and its Subsidiaries and that SPGLP conducts no business or operations and has no remaining assets or Subsidiaries; and

          (b) upon the Payment and Disbursement Agent's receipt and approval of such Officer's Certificates, SPGLP shall be released from its obligations hereunder and the Payment and Disbursement Agent shall execute and deliver on behalf of the Lenders, at the sole cost and expense of the Borrower, such instruments as are necessary to evidence such release of SPGLP.


     ARTICLE XV
     MISCELLANEOUS

          15.1.  Assignments and Participations.

          (a) Assignments. No assignments or participations of any Lender's rights or obligations under this Agreement shall be made except in accordance with this Section 15.1. Each Lender may assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Agreement (including all of its rights and obligations with respect to the Loans and the Letters of Credit) in accordance with the provisions of this Section 15.1.

          (b) Limitations on Assignments. For so long as no Event of Default has occurred and is continuing, each assignment shall be subject to the following conditions: (i) each assignment shall be of a constant, and not a varying, ratable percentage of all of the assigning Lender's rights and obligations under this Agreement and, in the case of a partial assignment, shall be in a minimum principal amount of $15,000,000, (ii) each such assignment shall be to an Eligible Assignee, (iii) the parties to each such assignment shall execute and deliver to the Payment and Disbursement Agent, for its acceptance and recording in the Register, an Assignment and Acceptance,
(iv) each Arranger shall maintain a minimum Revolving Credit Commitment in an amount greater than the Revolving Credit Commitment of any other Lender (other than the other Arrangers) or an amount sufficient to maintain such Arranger's Pro Rata Share as of the Closing Date, whichever is less, and (v) each Co-Agent shall maintain a minimum Revolving Credit Commitment in an amount greater than the Revolving Credit Commitment of any other Lender (other than the other Co-Agents and the Arrangers) or an amount sufficient to maintain such Co-Agent's Pro Rata Share as of the Closing Date, whichever is less. Upon the occurrence and continuance of an Event of Default, none of the foregoing restrictions on assignments shall apply. Upon such execution, delivery, acceptance and recording in the Register, from and after the effective date specified in each Assignment and Acceptance and agreed to by the Payment and Disbursement Agent,
(A) the assignee thereunder shall, in addition to any rights and obligations hereunder held by it immediately prior to such effective date, if any, have the rights and obligations hereunder that have been assigned to it pursuant to such Assignment and Acceptance and shall, to the fullest extent permitted by law, have the same rights and benefits hereunder as if it were an original Lender hereunder, (B) the assigning Lender shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of such assigning Lender's rights and obligations under this Agreement, the assigning Lender shall cease to be a party hereto) and (C) the Borrower shall execute and deliver to the assignee thereunder a Note evidencing its obligations to such assignee with respect to the Loans.

          (c) The Register. The Payment and Disbursement Agent shall maintain at its address referred to in Section 15.8 a copy of each Assignment and Acceptance delivered to and accepted by it and a register (the "Register") for the recordation of the names and addresses of the Lenders, the Revolving Credit Commitment of, and the principal amount of the Loans under the Revolving Credit Commitments owing to, each Lender from time to time and whether such Lender is an original Lender or the assignee of another Lender pursuant to an Assignment and Acceptance. The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower and each of its Subsidiaries, the Payment and Disbursement Agent and the other Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

          (d) Fee. Upon its receipt of an Assignment and Acceptance executed by the assigning Lender and an Eligible Assignee and a processing and recordation fee of $2,500 (payable by the assignee to the Payment and Disbursement Agent), the Payment and Disbursement Agent shall, if such Assignment and Acceptance has been completed and is in compliance with this Agreement and in substantially the form of Exhibit A hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrower and the other Lenders.

          (e) Participations. Each Lender may sell participations to one or more other financial institutions in or to all or a portion of its rights and obligations under and in respect of any and all facilities under this Agreement (including, without limitation, all or a portion of any or all of its Revolving Credit Commitment hereunder and the Committed Loans owing to it and its undivided interest in the Letters of Credit); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Revolving Credit Commitment hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the Borrower, the Payment and Disbursement Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement,
(iv) each participation shall be in a minimum amount of $10,000,000, and (v) such participant's rights to agree or to restrict such Lender's ability to agree to the modification, waiver or release of any of the terms of the Loan Documents, to consent to any action or failure to act by any party to any of the Loan Documents or any of their respective Affiliates, or to exercise or refrain from exercising any powers or rights which any Lender may have under or in respect of the Loan Documents, shall be limited to the right to consent to
(A) increase in the Revolving Credit Commitment of the Lender from whom such participant purchased a participation, (B) reduction of the principal of, or rate or amount of interest on the Loans subject to such participation (other than by the payment or prepayment thereof), (C) postponement of any date fixed for any payment of principal of, or interest on, the Loan(s) subject to such participation and (D) release of any guarantor of the Obligations. Participations by a Person in a Money Market Loan of any Lender shall not be deemed "participations" for purposes of this Section 15.1(e) and shall not be subject to the restrictions on "participations" contained herein.

          (f) Information Regarding the Borrower. Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 15.1, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower or its Subsidiaries furnished to such Lender by the Payment and Disbursement Agent or by or on behalf of the Borrower; provided that, prior to any such disclosure, such assignee or participant, or proposed assignee or participant, shall agree, in writing, to preserve in accordance with Section
15.20 the confidentiality of any confidential information described therein.

          (g) Payment to Participants. Anything in this Agreement to the contrary notwithstanding, in the case of any participation, all amounts payable by the Borrower under the Loan Documents shall be calculated and made in the manner and to the parties required hereby as if no such participation had been sold.

          (h) Lenders' Creation of Security Interests. Notwithstanding any other provision set forth in this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, Obligations owing to it and any Note held by it) in favor of any Federal Reserve bank in accordance with Regulation A of the Federal Reserve Board.

          15.2.  Expenses.

          (a) Generally. The Borrower agrees upon demand to pay, or reimburse the Payment and Disbursement Agent and each Arranger for all of their respective reasonable external audit and investigation expenses and for the fees, expenses and disbursements of Skadden, Arps, Slate, Meagher & Flom (but not of other legal counsel) and for all other out-of-pocket costs and expenses of every type and nature incurred by the Payment and Disbursement Agent or each Arranger in connection with (i) the audit and investigation of the Consolidated Businesses, the Projects and other Properties of the Consolidated Businesses in connection with the preparation, negotiation, and execution of the Loan Documents; (ii) the preparation, negotiation, execution and interpretation of this Agreement (including, without limitation, the satisfaction or attempted satisfaction of any of the conditions set forth in Article VI), the Loan Documents, and the making of the Loans hereunder; (iii) the ongoing administration of this Agreement and the Loans, including consultation with attorneys in connection therewith and with respect to the Payment and Disbursement Agent's rights and responsibilities under this Agreement and the other Loan Documents; (iv) the protection, collection or enforcement of any of the Obligations or the enforcement of any of the Loan Documents; (v) the commencement, defense or intervention in any court proceeding relating in any way to the Obligations, any Project, the Borrower, any of its Subsidiaries, this Agreement or any of the other Loan Documents; (vi) the response to, and preparation for, any subpoena or request for document production with which the Payment and Disbursement Agent or any other Agents or any other Lender is served or deposition or other proceeding in which any Lender is called to testify, in each case, relating in any way to the Obligations, a Project, the Borrower, any of the Consolidated Businesses, this Agreement or any of the other Loan Documents; and (vii) any amendments, consents, waivers, assignments, restatements, or supplements to any of the Loan Documents and the preparation, negotiation, and execution of the same.

          (b) After Default. The Borrower further agrees to pay or reimburse the Payment and Disbursement Agent, the Arrangers, the Co-Agents and each of the Lenders upon demand for all out-of-pocket costs and expenses, including, without limitation, reasonable attorneys' fees (including allocated costs of internal counsel and costs of settlement) incurred by the such entity after the occurrence of an Event of Default (i) in enforcing any Loan Document or Obligation or any security therefor or exercising or enforcing any other right or remedy available by reason of such Event of Default; (ii) in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement in the nature of a "work-out" or in any insolvency or bankruptcy proceeding; (iii) in commencing, defending or intervening in any litigation or in filing a petition, complaint, answer, motion or other pleadings in any legal proceeding relating to the Obligations, a Project, any of the Consolidated Businesses and related to or arising out of the transactions contemplated hereby or by any of the other Loan Documents; and (iv) in taking any other action in or with respect to any suit or proceeding (bankruptcy or otherwise) described in clauses (i) through (iii) above.

          15.3. Indemnity. The Borrower further agrees (a) to defend, protect, indemnify, and hold harmless the Payment and Disbursement Agent, the Arrangers, the Co-Agents and each and all of the other Lenders and each of their respective officers, directors, employees, attorneys and agents (including, without limitation, those retained in connection with the satisfaction or attempted satisfaction of any of the conditions set forth in
Article VI) (collectively, the "Indemnitees") from and against any and all liabilities, obligations, losses (other than loss of profits), damages, penalties, actions, judgments, suits, claims, costs, reasonable expenses and disbursements of any kind or nature whatsoever (excluding any taxes and including, without limitation, the reasonable fees and disbursements of counsel for such Indemnitees in connection with any investigative, administrative or judicial proceeding, whether or not such Indemnitees shall be designated a party thereto), imposed on, incurred by, or asserted against such Indemnitees in any manner relating to or arising out of (i) this Agreement or the other Loan Documents, or any act, event or transaction related or attendant thereto, the making of the Loans and the issuance of and participation in Letters of Credit hereunder, the management of such Loans or Letters of Credit, the use or intended use of the proceeds of the Loans or Letters of Credit hereunder, or any of the other transactions contemplated by the Loan Documents, or (ii) any Liabilities and Costs relating to violation of any Environmental, Health or Safety Requirements of Law, the past, present or future operations of the Borrower, any of its Subsidiaries or any of their respective predecessors in interest, or, the past, present or future environmental, health or safety condition of any respective Property of the Borrower or any of its Subsidiaries, the presence of asbestos-containing materials at any respective Property of the Borrower or any of its Subsidiaries, or the Release or threatened Release of any Contaminant into the environment (collectively, the "Indemnified Matters"); provided, however, the Borrower shall have no obligation to an Indemnitee hereunder with respect to Indemnified Matters caused by or resulting from the willful misconduct or gross negligence of such Indemnitee, as determined by a court of competent jurisdiction in a non-appealable final judgment; and (b) not to assert any claim against any of the Indemnitees, on any theory of liability, for consequential or punitive damages arising out of, or in any way in connection with, the Revolving Credit Commitments, the Revolving Credit Obligations, or the other matters governed by this Agreement and the other Loan Documents. To the extent that the undertaking to indemnify, pay and hold harmless set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, the Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by the Indemnitees.

          15.4. Change in Accounting Principles. If any change in the accounting principles used in the preparation of the most recent financial statements referred to in Sections 8.1 or 8.2 are hereafter required or permitted by the rules, regulations, pronouncements and opinions of the Financial Accounting Standards Board or the American Institute of Certified Public Accountants (or successors thereto or agencies with similar functions) and are adopted by any General Partner or the Borrower, as applicable, with the agreement of its independent certified public accountants and such changes result in a change in the method of calculation of any of the covenants, standards or terms found in Article X, the parties hereto agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating compliance with such covenants, standards and terms by the Borrower shall be the same after such changes as if such changes had not been made; provided, however, no change in GAAP that would affect the method of calculation of any of the covenants, standards or terms shall be given effect in such calculations until such provisions are amended, in a manner satisfactory to the Payment and Disbursement Agent and the Borrower, to so reflect such change in accounting principles.

          15.5. Setoff. In addition to any Liens granted under the Loan Documents and any rights now or hereafter granted under applicable law, upon the occurrence and during the continuance of any Event of Default, each Lender and any Affiliate of any Lender is hereby authorized by the Borrower at any time or from time to time, without notice to any Person (any such notice being hereby expressly waived) to set off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured (but not including trust accounts)) and any other Indebtedness at any time held or owing by such Lender or any of its Affiliates to or for the credit or the account of the Borrower against and on account of the Obligations of the Borrower to such Lender or any of its Affiliates, including, but not limited to, all Loans and Letters of Credit and all claims of any nature or description arising out of or in connection with this Agreement, irrespective of whether or not (i) such Lender shall have made any demand hereunder or (ii) the Payment and Disbursement Agent, at the request or with the consent of the Requisite Lenders, shall have declared the principal of and interest on the Loans and other amounts due hereunder to be due and payable as permitted by Article XI and even though such Obligations may be contingent or unmatured. Each Lender agrees that it shall not, without the express consent of the Requisite Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of the Requisite Lenders, exercise its setoff rights hereunder against any accounts of the Borrower now or hereafter maintained with such Lender or any Affiliate.

          15.6. Ratable Sharing. The Lenders agree among themselves that (i) with respect to all amounts received by them which are applicable to the payment of the Obligations (excluding the repayment of Money Market Loans to a particular Money Market Lender and the fees described in Sections 3.1(g), 5.2(f), and 5.3 and Article XIII) equitable adjustment will be made so that, in effect, all such amounts will be shared among them ratably in accordance with their Pro Rata Shares, whether received by voluntary payment, by the exercise of the right of setoff or banker's lien, by counterclaim or cross-action or by the enforcement of any or all of the Obligations (excluding the repayment of Money Market Loans to a particular Money Market Lender and the fees described in Sections 3.1(g), 5.2(f), and 5.3 and Article XIII), (ii) if any of them shall by voluntary payment or by the exercise of any right of counterclaim, setoff, banker's lien or otherwise, receive payment of a proportion of the aggregate amount of the Obligations held by it, which is greater than the amount which such Lender is entitled to receive hereunder, the Lender receiving such excess payment shall purchase, without recourse or warranty, an undivided interest and participation (which it shall be deemed to have done simultaneously upon the receipt of such payment) in such Obligations owed to the others so that all such recoveries with respect to such Obligations shall be applied ratably in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases shall be rescinded and the purchase prices paid for such participations shall be returned to such party to the extent necessary to adjust for such recovery, but without interest except to the extent the purchasing party is required to pay interest in connection with such recovery. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 15.6 may, to the fullest extent permitted by law, exercise all its rights of payment (including, subject to Section 15.5, the right of setoff) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation.

          15.7.  Amendments and Waivers.

          (a) General Provisions. Unless otherwise provided for or required in this Agreement, no amendment or modification of any provision of this Agreement or any of the other Loan Documents shall be effective without the written agreement of the Requisite Lenders (which the Requisite Lenders shall have the right to grant or withhold in their sole discretion) and the Borrower; provided, however, that the Borrower's agreement shall not be required for any amendment or modification of Sections 12.1 through 12.8. No termination or waiver of any provision of this Agreement or any of the other Loan Documents, or consent to any departure by the Borrower therefrom, shall be effective without the written concurrence of the Requisite Lenders, which the Requisite Lenders shall have the right to grant or withhold in their sole discretion.
All amendments, waivers and consents not specifically reserved to the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders in Section 15.7(b), 15.7(c), and in other provisions of this Agreement shall require only the approval of the Requisite Lenders. Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

          (b) Amendments, Consents and Waivers by Affected Lenders. Any amendment, modification, termination, waiver or consent with respect to any of the following provisions of this Agreement shall be effective only by a written agreement, signed by each Lender affected thereby as described below:

     (i) waiver of any of the conditions specified in Sections 6.1 and 6.2 (except with respect to a condition based upon another provision of this Agreement, the waiver of which requires only the concurrence of the Requisite Lenders),

     (ii) increase in the amount of such Lender's Revolving Credit Commitment,

     (iii) reduction of the principal of, rate or amount of interest on the Loans, the Reimbursement Obligations, or any fees or other amounts payable to such Lender (other than by the payment or prepayment thereof), and

     (iv) postponement or extension of any date (other than the Revolving Credit Termination Date postponement or extension of which is governed by
Section 15.7(c)(i)) fixed for any payment of principal of, or interest on, the Loans, the Reimbursement Obligations or any fees or other amounts payable to such Lender (except with respect to any modifications of the application provisions relating to prepayments of Loans and other Obligations which are governed by Section 4.2(b)).

          (c) Amendments, Consents and Waivers by All Lenders. Any amendment, modification, termination, waiver or consent with respect to any of the following provisions of this Agreement shall be effective only by a written agreement, signed by each Lender:

     (i) postponement of the Revolving Credit Termination Date, or increase in the Maximum Revolving Credit Amount to any amount in excess of $750,000,000,

     (ii) change in the definition of Requisite Lenders or in the aggregate Pro Rata Share of the Lenders which shall be required for the Lenders or any of them to take action hereunder or under the other Loan Documents,

     (iii)  amendment of Section 15.6 or this Section 15.7,

     (iv) assignment of any right or interest in or under this Agreement or any of the other Loan Documents by the Borrower, and

     (v)  waiver of any Event of Default described in Sections 11.1(a), (f),
(g), (i), (n), and (o).

          (d) Payment and Disbursement Agent Authority. The Payment and Disbursement Agent may, but shall have no obligation to, with the written concurrence of any Lender, execute amendments, modifications, waivers or consents on behalf of that Lender. Notwithstanding anything to the contrary contained in this Section 15.7, no amendment, modification, waiver or consent shall affect the rights or duties of the Payment and Disbursement Agent under this Agreement and the other Loan Documents, unless made in writing and signed by the Payment and Disbursement Agent in addition to the Lenders required above to take such action. Notwithstanding anything herein to the contrary, in the event that the Borrower shall have requested, in writing, that any Lender agree to an amendment, modification, waiver or consent with respect to any particular provision or provisions of this Agreement or the other Loan Documents, and such Lender shall have failed to state, in writing, that it either agrees or disagrees (in full or in part) with all such requests (in the case of its statement of agreement, subject to satisfactory documentation and such other conditions it may specify) within thirty (30) days after such request, then such Lender hereby irrevocably authorizes the Payment and Disbursement Agent to agree or disagree, in full or in part, and in the Payment and Disbursement Agent's sole discretion, to such requests on behalf of such Lender as such Lenders' attorney-in-fact and to execute and deliver any writing approved by the Payment and Disbursement Agent which evidences such agreement as such Lender's duly authorized agent for such purposes.

          15.8. Notices. Unless otherwise specifically provided herein, any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, sent by facsimile transmission or by courier service or United States certified mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a facsimile transmission, or four (4) Business Days after deposit in the United States mail with postage prepaid and properly addressed. Notices to the Payment and Disbursement Agent pursuant to Articles II, IV or XII shall not be effective until received by the Payment and Disbursement Agent. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this Section 15.8) shall be as set forth below each party's name on the signature pages hereof or the signature page of any applicable Assignment and Acceptance, or, as to each party, at such other address as may be designated by such party in a written notice to all of the other parties to this Agreement.

          15.9. Survival of Warranties and Agreements. All representations and warranties made herein and all obligations of the Borrower in respect of taxes, indemnification and expense reimbursement shall survive the execution and delivery of this Agreement and the other Loan Documents, the making and repayment of the Loans, the issuance and discharge of Letters of Credit hereunder and the termination of this Agreement and shall not be limited in any way by the passage of time or occurrence of any event and shall expressly cover time periods when the Payment and Disbursement Agent, any of the Co-Agents or any of the other Lenders may have come into possession or control of any Property of the Borrower or any of its Subsidiaries.

          15.10. Failure or Indulgence Not Waiver; Remedies Cumulative. No failure or delay on the part of the Payment and Disbursement Agent, any other Lender or any other Co-Agent in the exercise of any power, right or privilege under any of the Loan Documents shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under the Loan Documents are cumulative to and not exclusive of any rights or remedies otherwise available.

          15.11. Marshalling; Payments Set Aside. None of the Payment and Disbursement Agent, any other Lender or any other Co-Agent shall be under any obligation to marshall any assets in favor of the Borrower or any other party or against or in payment of any or all of the Obligations. To the extent that the Borrower makes a payment or payments to the Payment and Disbursement Agent, any Arranger or any other Lender or any such Person exercises its rights of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied, and all Liens, right and remedies therefor, shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

          15.12. Severability. In case any provision in or obligation under this Agreement or the other Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

          15.13. Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement or be given any substantive effect.

          15.14. Governing Law. THIS AGREEMENT SHALL BE INTERPRETED, AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED, IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO ITS CONFLICT OF LAWS PRINCIPLES.

          15.15. Limitation of Liability. No claim may be made by any Lender, any Co-Agent, any Arranger, the Payment and Disbursement Agent, or any other Person against any Lender (acting in any capacity hereunder) or the Affiliates, directors, officers, employees, attorneys or agents of any of them for any consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission or event occurring in connection therewith; and each Lender, each Co-Agent, each Arranger and the Payment and Disbursement Agent hereby waives, releases and agrees not to sue upon any such claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

          15.16. Successors and Assigns. This Agreement and the other Loan Documents shall be binding upon the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and the successors and permitted assigns of the Lenders. The rights hereunder of the Borrower, or any interest therein, may not be assigned without the written consent of all Lenders, except in accordance with the provisions of Article XIV hereof.

          15.17.  Certain Consents and Waivers of the Borrower.

          (a) Personal Jurisdiction. (i) EACH OF THE LENDERS AND THE BORROWER IRREVOCABLY AND UNCONDITIONALLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE NONEXCLUSIVE JURISDICTION OF ANY NEW YORK STATE COURT OR FEDERAL COURT SITTING IN NEW YORK, NEW YORK, AND ANY COURT HAVING JURISDICTION OVER APPEALS OF MATTERS HEARD IN SUCH COURTS, IN ANY ACTION OR PROCEEDING ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED AMONG THEM IN CONNECTION WITH THIS AGREEMENT, WHETHER ARISING IN CONTRACT, TORT, EQUITY OR OTHERWISE, OR FOR RECOGNITION OR ENFORCEMENT OF ANY JUDGMENT, AND EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY AGREES THAT ALL CLAIMS IN RESPECT OF ANY SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH STATE COURT OR, TO THE EXTENT PERMITTED BY LAW, IN SUCH FEDERAL COURT. THE BORROWER IRREVOCABLY DESIGNATES AND APPOINTS CT CORPORATION SYSTEM, 1633 BROADWAY, NEW YORK, NEW YORK 10019, AS ITS AGENT (THE "PROCESS AGENT") FOR SERVICE OF ALL PROCESS IN ANY SUCH PROCEEDING IN ANY SUCH COURT, SUCH SERVICE BEING HEREBY ACKNOWLEDGED TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. EACH OF THE LENDERS AND THE BORROWER AGREES THAT A FINAL JUDGMENT IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. THE BORROWER WAIVES IN ALL DISPUTES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT CONSIDERING THE DISPUTE.

          (ii) THE BORROWER AGREES THAT THE PAYMENT AND DISBURSEMENT AGENT SHALL HAVE THE RIGHT TO PROCEED AGAINST THE BORROWER OR ITS PROPERTY IN A COURT IN ANY LOCATION NECESSARY OR APPROPRIATE TO ENABLE THE PAYMENT AND DISBURSEMENT AGENT AND THE OTHER LENDERS TO ENFORCE A JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF THE PAYMENT AND DISBURSEMENT AGENT OR ANY OTHER LENDER. THE BORROWER AGREES THAT IT WILL NOT ASSERT ANY PERMISSIVE COUNTERCLAIMS IN ANY PROCEEDING BROUGHT BY THE PAYMENT AND DISBURSEMENT AGENT, ANY LENDER OR ANY CO-AGENT TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF THE PAYMENT AND DISBURSEMENT AGENT, ANY LENDER OR ANY CO-AGENT. THE BORROWER WAIVES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT IN WHICH THE PAYMENT AND DISBURSEMENT AGENT, ANY CO-AGENT OR ANY LENDER MAY COMMENCE A PROCEEDING DESCRIBED IN THIS SECTION.

          (b) Service of Process. THE BORROWER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO THE PROCESS AGENT OR THE BORROWER'S NOTICE ADDRESS SPECIFIED BELOW, SUCH SERVICE TO BECOME EFFECTIVE UPON RECEIPT. THE BORROWER IRREVOCABLY WAIVES ANY OBJECTION (INCLUDING, WITHOUT LIMITATION, ANY OBJECTION OF THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS) WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT IN ANY JURISDICTION SET FORTH ABOVE. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF THE PAYMENT AND DISBURSEMENT AGENT OR THE OTHER LENDERS TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION.

          (c) WAIVER OF JURY TRIAL. EACH OF THE PAYMENT AND DISBURSEMENT AGENT AND THE OTHER LENDERS AND THE BORROWER IRREVOCABLY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT.

          15.18. Counterparts; Effectiveness; Inconsistencies. This Agreement and any amendments, waivers, consents, or supplements hereto may be executed in counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. This Agreement shall become effective against the Borrower and each Lender on the Closing Date. This Agreement and each of the other Loan Documents shall be construed to the extent reasonable to be consistent one with the other, but to the extent that the terms and conditions of this Agreement are actually inconsistent with the terms and conditions of any other Loan Document, this Agreement shall govern. In the event the Lenders enter into any co-lender agreement with the Arrangers pertaining to the Lenders' respective rights with respect to voting on any matter referenced in this Agreement or the other Loan Documents on which the Lenders have a right to vote under the terms of this Agreement or the other Loan Documents, such co-lender agreement shall be construed to the extent reasonable to be consistent with this Agreement and the other Loan Documents, but to the extent that the terms and conditions of such co-lender agreement are actually inconsistent with the terms and conditions of this Agreement and/or the other Loan Documents, such co-lender agreement shall govern. Notwithstanding the foregoing, any rights reserved to the Payment and Disbursement Agent or the Arrangers or the other Co-Agents under this Agreement and the other Loan Documents shall not be varied or in any way affected by such co-lender agreement and the rights and obligation of the Borrower under the Loan Documents will not be varied.

          15.19. Limitation on Agreements. All agreements between the Borrower, the Payment and Disbursement Agent, each Arranger, each Co-Agent and each Lender in the Loan Documents are hereby expressly limited so that in no event shall any of the Loans or other amounts payable by the Borrower under any of the Loan Documents be directly or indirectly secured (within the meaning of Regulation U) by Margin Stock.

          15.20. Confidentiality. Subject to Section 15.1(f), the Lenders shall hold all nonpublic information obtained pursuant to the requirements of this Agreement, and identified as such by the Borrower, in accordance with such Lender's customary procedures for handling confidential information of this nature and in accordance with safe and sound banking practices (provided that such Lender may share such information with its Affiliates in accordance with such Lender's customary procedures for handling confidential information of this nature and provided further that such Affiliate shall hold such information confidential) and in any event the Lenders may make disclosure reasonably required by a bona fide offeree, transferee or participant in connection with the contemplated transfer or participation or as required or requested by any Governmental Authority or representative thereof or pursuant to legal process and shall require any such offeree, transferee or participant to agree (and require any of its offerees, transferees or participants to agree) to comply with this Section 15.20. In no event shall any Lender be obligated or required to return any materials furnished by the Borrower; provided, however, each offeree shall be required to agree that if it does not become a transferee or participant it shall return all materials furnished to it by the Borrower in connection with this Agreement. Any and all confidentiality agreements entered into between any Lender and the Borrower shall survive the execution of this Agreement.

          15.21. Disclaimers. The Payment and Disbursement Agent, the Arrangers, the other Co-Agents and the other Lenders shall not be liable to any contractor, subcontractor, supplier, laborer, architect, engineer, tenant or other party for services performed or materials supplied in connection with any work performed on the Projects, including any TI Work. The Payment and Disbursement Agent, the Arrangers, the other Co-Agents and the other Lenders shall not be liable for any debts or claims accruing in favor of any such parties against the Borrower or others or against any of the Projects. The Borrower is not and shall not be an agent of any of the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders for any purposes and none of the Lenders, the Co-Agents, the Arrangers, nor the Payment and Disbursement Agent shall be deemed partners or joint venturers with Borrower or any of its Affiliates. None of the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders shall be deemed to be in privity of contract with any contractor or provider of services to any Project, nor shall any payment of funds directly to a contractor or subcontractor or provider of services be deemed to create any third party beneficiary status or recognition of same by any of the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders and the Borrower agrees to hold the Payment and Disbursement Agent, the Arrangers, the other Co-Agents and the other Lenders harmless from any of the damages and expenses resulting from such a construction of the relationship of the parties or any assertion thereof.

          15.22. Entire Agreement. This Agreement, taken together with all of the other Loan Documents, embodies the entire agreement and understanding among the parties hereto and supersedes all prior agreements and understandings, written and oral, relating to the subject matter hereof.
          IN WITNESS WHEREOF, this Agreement has been duly executed as of the date first above written.

     BORROWER:                          SIMON PROPERTY GROUP, L.P.,
                                   a Delaware limited partnership

                                   By:  SIMON DeBARTOLO GROUP, INC., as General
Partner

                                By: _______________________
                                          David Simon
                                          Chief Executive Officer


                                   SIMON-DeBARTOLO GROUP, L.P.,
                                   a Delaware limited partnership

                                   By: SD PROPERTY GROUP, INC.
                                             its managing general partner

                                   By:__________________________
                                        David Simon
                                        Chief Executive Officer

                              By:SIMON DeBARTOLO GROUP, INC.
                                     its general partner

                                   By: _________________________
                                        David Simon
                                        Chief Executive Officer

                              Notice Address:

                              Merchants Plaza
                              P.O. Box 7033
                              Indianapolis, Indiana  46207
                              Attn: Mr. David Simon
                              Telecopy: (317) 263-7037

                              with a copy to:

                              Simon Property Group, L.P.
                              Merchants Plaza
                              P.O. Box 7033
                              Indianapolis, Indiana  46207
                              Attn: General Counsel
                              Telecopy: (317) 685-7221
PAYMENT AND DISBURSEMENT AGENT
AND ARRANGER:
                                   UNION BANK OF SWITZERLAND, NEW YORK BRANCH

                                   By:_____________________
                                   Name:
                                   Title:


                                   By:_____________________
                                   Name:
                                   Title:


                                   Notice Address, Domestic      Lending Office
and EuroDollar Lending Office:

                                   Union Bank of Switzerland
                                   299 Park Avenue
                                   New York, New York 10171
                                   Attn: Ms. Xiomara Martez
                                   Telecopy: (212) 821-4138


Pro Rata Share:     6.66667%

Revolving Credit Commitment: $50,000,000
ARRANGER:                MORGAN GUARANTY TRUST COMPANY
                              OF NEW YORK


                                   By:_____________________
                                   Name:
                                   Title:

                         Notice Address:


                              c/o J.P. Morgan Services Inc.
                              500 Stanton Christiana Road
                              Newark, Delaware 19713-2107
                                        Attn: Ms. Nancy K. Dunbar
                                   Telecopy:  (302) 634-1092

                              Domestic and Eurodollar
                              Lending Office:

                              c/o J.P. Morgan Services Inc.
                              500 Stanton Christiana Road
                              Newark, Delaware 19713-2107
                              Attn: Ms. Linda Sheehan
                              Telecopy:  (302) 634-1092

Pro Rata Share:     6.66667%

Revolving Credit Commitment: $50,000,000
ARRANGER:                     THE CHASE MANHATTAN BANK

                              By:______________________
                                   Name:
                                   Title:

                              Notice Address, Domestic and Eurodollar Lending
Office:

                              The Chase Manhattan Bank
                              380 Madison Avenue, 10th floor
                              New York, New York 10017
                              Attention: Nancy Szatny
                              Telecopy: (212) 622-3395
                              Reference: Simon DeBartolo Group, L.P. Loan # 564-
4773

                              For Money Market Loans:

                              The Chase Manhattan Bank
                              270 Park Avenue, 6th floor
                              New York, New York 10017
                              Attention: Frank Angelico
                                             Albert Reynolds
                              Telecopy: (212) 834-6160
                              Reference: Simon DeBartolo Group, L.P.

                              with copy of all Notices to:

                              The Chase Manhattan Bank
                              380 Madison Avenue, 10th floor
                              New York, New York  10017
                              Attention:  Cynthia Lash
                              Telecopy:  (212) 622-3395
                              Reference:  Simon DeBartolo
                              Group, L.P. Loan # 564-4773

Pro Rata Share:     6.66667%

Revolving Credit Commitment: $50,000,000
CO-AGENT:                     DRESDNER BANK AG
                                   NEW YORK AND GRAND CAYMAN BRANCHES

                              By:
                                   Name:
                                   Title:

                              By:
                                   Name:
                                   Title:

Notice Address and Domestic and Eurodollar Lending Office:
                         Dresdner Bank AG, New York and Grand Cayman Branches 75 Wall Street, 33rd Floor
                         New York, New York 10005
                         Attn: Mr. Thomas Nadramia
                         Telecopy: (212) 429-2130
                         Reference:  Simon Property Group

With copy to:            Dresdner Bank AG, Chicago Branch
                         190 South LaSalle Street
                         Suite 2700
                         Chicago, Illinois  60603
                         Attn:  Mr. Brian Brodeur
                         Telecopy: (312) 444-1305
                         Reference: Simon Property Group

     Borrowing and other administrative and operational notices:
                         Dresdner Bank AG
                         75 Wall Street, 33rd Floor
                         New York, New York 10005
                         Attn: Mr. Robert Reddington
                         Telecopy: (212) 429-2130
                         Reference: Simon Property Group


Pro Rata Share:     6.00000%
Revolving Credit Commitment: $45,000,000
     CO-AGENT:                     THE FIRST NATIONAL BANK OF CHICAGO


                                   By:_____________________
                                   Name:
                                   Title:

                              Notice Address:

                              The First National
                                   Bank of Chicago
                              One First National Plaza
                              Suite 0151
                              Chicago, Illinois 60670
                              Attention: Rebecca McCloskey
                              Telecopy: (312) 732-1117
                              Reference: Simon Property Group


                              Domestic Lending Office and Eurodollar Lending
Office or
                              Eurodollar Affiliate:

                              The First National
                                    Bank of Chicago
                              One First National Plaza
                              Suite 0318
                              Chicago, Illinois 60670
                              Attention: Mr. Michael Dowling
                              Telecopy: (312) 732-1582
                              Reference: Simon Property Group

Pro Rata Share:     6.00000%

Revolving Credit Commitment: $45,000,000
CO-AGENT:                     NATIONSBANK OF TEXAS, N.A., a
                              national banking association


                              By:_______________________
                                    Michael A. Ernst
                                    Senior Vice President

                              Notice Address and Domestic
                              Lending Office:

                              NationsBank
                              901 Main Street, 51st floor
                              Dallas, Texas 75202
                              Attn:  Michael A. Ernst
                              Telecopy:  (214) 508-0085

                              Eurodollar Lending Office or
                              Eurodollar Affiliate:

                              NationsBank
                              901 Main Street, 51st floor
                              Dallas, Texas 75202
Attn:  Laura McWilliams                                          Telecopy:
(214) 508-1591


Pro Rata Share:     6.00000%

Revolving Credit Commitment: $45,000,000

CO-AGENT:                BAYERISCHE HYPOTHEKEN- UND WECHSEL-BANK
AKTIENGESELLSCHAFT ACTING THROUGH ITS NEW YORK BRANCH


                         By:_______________________
                         Name:
                         Title:


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         BAYERISCHE HYPOTHEKEN- UND WECHSEL-BANK
AKTIENGESELLSCHAFT NEW YORK BRANCH
                         Financial Square
                         32 Old Slip, 32nd Floor
                         New York, New York 10005
                         Attn:     Mr. Peter T. Hannigan
                                   First Vice President
                         Telecopy:  212-440-0824

                         and to:

                         Attn:     Mr. Stephen Altman
                                   Assistant Vice President
                         Telecopy:  212-440-0824





Pro Rata Share:     6.00000%

Revolving Credit Commitment: $45,000,000

CO-AGENT:                WELLS FARGO BANK, N.A.

                         By:_______________________
                         Name:
                         Title:

                         By:_______________________
                         Name:
                         Title:

                         Notice Address:

                         Wells Fargo Bank
                         225 West Wacker Drive
                         Suite 2550
                         Chicago, Illinois 60606
                         Attn: Milda Roszkiewicz
                         Telecopy: 312-782-0969

                         and to:

                         Attn: Kathy Kanno
                         Telecopy: 312-782-0969

                         Domestic Lending and Eurodollar Lending Office:

                         Wells Fargo Bank
                         2120 E. Park Place
                         Suite 100
                         El Segundo, California 90245
                         Attn: Miguel Saenz
                         Telecopy: 310-335-9462
                         Reference: Simon/DeBartolo Loan
                                         #






Pro Rata Share:     6.00000%

Revolving Credit Commitment: $45,000,000
LENDERS:                 BANK ONE, INDIANAPOLIS, N.A.,
                         By:_______________________
                         Name:
                         Title:

                         Notice Address and Domestic
                         Lending Office:

                         Bank One, Indianapolis
                         Bank One Center Tower
                         111 Monument Circle, Suite 1241
                         Indianapolis, Indiana 46277
                         Attn:  Mr. Dan Hatfield
                         Telecopy:  317-321-7647

                         and to:

                         Attn: Bonnie Ralls, Suite 441
                         Telecopy:   317-321-4033

                         Eurodollar Lending Office or
                         Eurodollar Affiliate:

                         Bank of Nova Scotia Trust Co.      (Caymen) Ltd.
                         Cardinal Avenue
                         Georgetown, Grand Caymen
                         British West Indies
                         Attn: Carmen Thompson




Pro Rata Share:     4.80000%

Revolving Credit Commitment: $36,000,000
                         COMMERZBANK AG, New York Branch

                         By:_______________________
                         Name:
                         Title:


                         By:_______________________
                         Name:
                         Title:


                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         Commerzbank AG
                         2 World Financial Center
                         New York, New York 10281
                         Attn:  Ms. Christine H. Finkel
                         Telecopy:  212-266-7235



Pro Rata Share:     4.26667%

Revolving Credit Commitment: $32,000,000
                         FLEET NATIONAL BANK


                         By:_______________________
                         Name:
                         Title:

                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         Fleet Bank
                         75 State Street
                         Mail Stop: MA/BO/F11A
                         Boston, Massachusetts 02109
                         Attn: Lillian Munoz
                         Telecopy: 617-346-3220

                          and to:

                         Attn: Margaret Mulcahy
                         Telecopy:  617-364-3220



Pro Rata Share:     4.26667%

Revolving Credit Commitment: $32,000,000

                         NATIONAL CITY BANK OF INDIANA


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar lending Office:

                         National City Bank of Indiana
                         101 West Washington Street
                         Indianapolis, Indiana 46255
                         Attn:    Kim Kord
                         Telecopy:  317-267-6249

                         and to:

                         Attn:  Donna Huebner
                         Telecopy: 317-267-6249


Pro Rata Share:     4.13333%

Revolving Credit Commitment: $31,000,000
                         FIRST BANK NATIONAL ASSOCIATION,
a national banking association


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         First Bank
                         First Bank Place-MPFP0802
                         601 Second Avenue South
                         Minneapolis, Minnesota 55402

                         Attn:  Real Estate Banking Head
                         Telecopy:  612-973-0830



Pro Rata Share:     3.73333%

Revolving Credit Commitment: $28,000,000
                         GUARANTY FEDERAL BANK, F.S.B.


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         Guaranty Federal Bank
                         8333 Douglas Avenue
                         Dallas, Texas 75225
                         Attn:  Ms. Lesa Balsley
                         Telecopy:  214-360-1661

                         and to:

                         Attn: Clint Nanny
                         Telecopy: 214-360-5109



Pro Rata Share:     3.73333%

Revolving Credit Commitment: $28,000,000
                         CANADIAN IMPERIAL BANK
                         OF COMMERCE


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         CIBC
                         200 West Madison Street
Suite 2300
                         Chicago, Illinois 60606
                         Attn: Maureen M. Slentz
                         Telecopy: 312-855-3235

                         and to:

                         CIBC
                         Two Paces West
                         2727 Paces Ferry Road
                         Suite 1200
                         Atlanta,, Georgia 30309
                         Attn: Elizabeth Jenkins
                         Telecopy: 770-319-4950

Pro Rata Share:     3.73333%

Revolving Credit Commitment: $28,000,000
                         UNION BANK OF CALIFORNIA, N.A

                         By:_______________________
                         Name:
                         Title:


                         By:_______________________
                         Name:
                         Title:

                         Notice Address:

                         Union Bank of California
                         350 California Street
                         7th Floor
                         San Francisco, California 94104
                         Attn:  Ms. Gina M. Handy
                         Telecopy:  415-433-7438

                         Domestic Lending and Eurodollar Lending Office:

                         Union Bank of California
                         Real Estate Capital Markets
                         200 Pringle Avenue, Suite 250
                         Walnut Creek, California 94596
                         Attn: Ms. Liz Donnelly
                         Telecopy: (510) 947-2497




Pro Rata Share:     3.06667%

Revolving Credit Commitment: $23,000,000
                         THE SUMITOMO BANK, LTD. Chicago Branch


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         The Sumitomo Bank, Limited
                         233 South Wacker Drive
                         Suite 4800
                         Chicago, Illinois 60606-6448
                         Attn:  Mr. Tom Batterham
                         Telecopy:  312-876-6436

                         and to:

                         Attn: Kwang Park
                         Telecopy: 312-876-1490




Pro Rata Share:     3.06667%

Revolving Credit Commitment: $23,000,000
                         BANK OF MONTREAL


                         By:_______________________
                         Name:
                         Title:


                         Notice Address and Domestic
                         Lending Office and Eurodollar Lending Office:

                         Bank of Montreal
                         115 South LaSalle Street
                         17th floor
                         Chicago, Illinois 60603
                         Attn: Ms. Mary Lou Koys
                         Telecopy:   312-750-4352

                         and to:

                         Attn: Lora Benton
                         Telecopy: 312-750-4345

Pro Rata Share:     3.06667%

Revolving Credit Commitment: $23,000,000
                         KEYBANK, NATIONAL ASSOCIATION


                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         KeyBank
                         127 Public Square, 6th floor
                         Cleveland, Ohio 44114-1306
                         Attn: Laird Fairchild
                         Telecopy:  216-289-3566

                         and to:

                         Attn: Ms. Maryann Michaels
                         Telecopy: 216-689-3566


Pro Rata Share:     2.66667%

Revolving Credit Commitment: $20,000,000
                         PNC BANK, NATIONAL ASSOCIATION


                         By:_______________________
                         Name:
                         Title:

                         Notice Address,Domestic
                         Lending Office and Eurodollar Lending Office:

                         One PNC Plaza
                         P1-POPP-19-2
                         249 Fifth Avenue
                         Pittsburgh, Pennsylvania
                                             15222-2707
                         Attn:   Brad Carpenter
Telecopy: 412-762-6500

                         and to:

                         Attn: Matthew L. Koval
                                     Loan Administrator
                         Telecopy: 412-762-6500



Pro Rata Share:     2.53333%

Revolving Credit Commitment: $19,000,000
                         LANDESBANK HESSEN-THsRINGEN GIRONZENTRALE, NEW YORK
BRANCH


                         By:_______________________
                         Name:
                         Title:

                         By:_______________________
                         Name:
                         Title:

                         Notice Address, Domestic
                         Lending Office and Eurodollar Lending Office:

                         Landesbank Hessen-Thuringen
                         420 Fifth Avenue, 24th floor
                         New York, New York 10018
                         Attn:     Alfred Koch
                         Telecopy: 212-703-5296

                         and to:

                         Attn: Gudrun Dronca
                         Telecopy: 212-703-5256



Pro Rata Share:     2.53333%

Revolving Credit Commitment: $19,000,000
                         KREDIETBANK N.V.

                         By:_______________________
                         Name:
                         Title:

                         By:_______________________
                         Name:
                         Title:

                         Notice Address and Domestic
                         Lending Office:
                         Kredietbank N.V., New York Branch
                         125 West 55th Street, 10th floor
                         New York, New York
                         Attn:     John Thierfelder
Telecopy: 212-956-5580
                         and to:

                         Attn: Lynda Resuma
                         Telecopy: 212-956-5580

                         Eurodollar Lending Office or
                         Eurodollar Affiliate:
                         Kredietbank N.V., Grand Cayman Branch
                         125 West 55th Street, 10th floor
                         New York, New York
                         Attn:     John Thierfelder
Telecopy: 212-956-5580
                         and to:

                         Attn: Lynda Resuma
                         Telecopy: 212-956-5580


Pro Rata Share:     2.53333%

Revolving Credit Commitment: $19,000,000
                         BAYERISCHE LANDESBANK, CAYMAN ISLANDS BRANCH


                         By:_______________________
                         Name:
                         Title:

                         Notice Address and Domestic
                         Lending Office, and Eurodollar Lending Office:

                         Bayerische Landesbank
                         560 Lexington Avenue
                         New York, New York 10027
                         Attn:     John Wain
                         Telecopy: 212-310-9868

                         and to:

                         Attn:     Patricia Sanchez
                         Telecopy: 212-310-9930




Pro Rata Share:     1.86667%

Revolving Credit Commitment: $14,000,000
     LIST OF EXHIBITS AND SCHEDULES

Exhibit A--    Form of Assignment and Acceptance
Exhibit B--    Form of Note
Exhibit C--    Form of Notice of Borrowing
Exhibit D--    Form of Notice of Conversion/Continuation
Exhibit E--    List of Closing Documents
Exhibit F--    Form of Officer's Certificate
Exhibit G--    Sample Calculations of Financial Covenants
Exhibit H--    Form of Money Market Quote Request
Exhibit I--    Form of Invitation for Money Market Quote
Exhibit J--    Form of Money Market Quote

Schedule 1.1.4--    Permitted Securities Options
Schedule 7.1-A--    Organizational Documents
Schedule 7.1-C-- Corporate Structure; Outstanding Capital Stock and Partnership Interests; Partnership Agreement
Schedule 7.1-H--    Indebtedness for Borrowed Money; Contingent Obligations
Schedule 7.1-I--    Pending Actions
Schedule 7.1-P--    Environmental Matters
Schedule 7.1-Q--    ERISA Matters
Schedule 7.1-T --   Insurance Policies
     TABLE OF CONTENTS


          ARTICLE I
     DEFINITIONS

          1.1.  Certain Defined Terms     2
          1.2.  Computation of Time Periods   35
          1.3.  Accounting Terms    35
          1.4.  Other Terms    35

          ARTICLE II
     AMOUNTS AND TERMS OF LOANS

     2.1.  Committed Loans     35
          2.2.  Money Market Loans  38
          2.3.  Use of Proceeds of Loans and Letters
               of Credit  42
          2.4.  Revolving Credit Termination Date;
               Maturity of Money Market Loans      43
          2.5.  Extension Option    43
          2.6.  Maximum Credit Facility  44
          2.7.  Authorized Agents   44

          ARTICLE III
     LETTERS OF CREDIT

          3.1.  Letters of Credit   45
          3.2.  Obligations Several      53

          ARTICLE IV
     PAYMENTS AND PREPAYMENTS

          4.1.  Prepayments; Reductions in Revolving
               Credit Commitments   54
          4.2.  Payments  55
          4.3.  Promise to Repay; Evidence of
               Indebtedness    60

          ARTICLE V
     INTEREST AND FEES

          5.1.  Interest on the Loans and other
               Obligations     62
          5.2.  Special Provisions Governing Euro
               dollar Rate Loans and Money Market Loans      65
          5.3.  Fees      70


          ARTICLE VI
     CONDITIONS TO LOANS AND LETTERS OF CREDIT

          6.1.  Conditions Precedent to the Initial
               Loans and Letters of Credit    72
          6.2.  Conditions Precedent to All Subse
               quent Loans and Letters of Credit   74

          ARTICLE VII
     REPRESENTATIONS AND WARRANTIES

          7.1.  Representations and Warranties of
               the Borrower    76

          ARTICLE VIII
     REPORTING COVENANTS

          8.1.  Borrower Accounting Practices      88
          8.2.  Financial Reports   88
          8.3.  Events of Default   92
          8.4.  Lawsuits  93
          8.5.  Insurance      94
          8.6.  ERISA Notices  94
          8.7.  Environmental Notices    96
          8.8.  Labor Matters  97
          8.9.  Notices of Asset Sales and/or Acqui
               sitions    98
          8.10.  Tenant Notifications    98
          8.11.  Other Reports      98
          8.12.  Other Information  98

          ARTICLE IX
     AFFIRMATIVE COVENANTS

          9.1.  Existence, Etc.     99
          9.2.  Powers; Conduct of Business   99
          9.3.  Compliance with Laws, Etc.    99
          9.4.  Payment of Taxes and Claims   99
          9.5.  Insurance     100
          9.6.  Inspection of Property; Books and
               Records; Discussions     100
          9.7.  ERISA Compliance   101
          9.8.  Maintenance of Property 101
          9.9.  Hedging Requirements    101
          9.10.  Company Status    102
          9.11.     Ownership of Projects, Minority
               Holdings and Property    102


ARTICLE X NEGATIVE COVENANTS

          10.1.  Indebtedness 102
          10.2.  Sales of Assets   103
          10.3.  Liens   103
          10.4.  Investments  103
          10.5.  Conduct of Business    104
          10.6.  Transactions with Partners and
               Affiliates     104
          10.7.  Restriction on Fundamental Changes    105
          10.8.  Margin Regulations; Securities
               Laws 105
          10.9.   ERISA  105
          10.10.  Organizational Documents   106
          10.11.  Fiscal Year 106
          10.12.  Other Financial Covenants  106
          10.13.  Pro Forma Adjustments 107

          ARTICLE XI
     EVENTS OF DEFAULT; RIGHTS AND REMEDIES

          11.1.  Events of Default 109
          11.2.  Rights and Remedies    115

          ARTICLE XII
     THE AGENTS

          12.1.  Appointment  116
          12.2.  Nature of Duties  117
          12.3.  Right to Request Instructions    117
          12.4.  Reliance     118
          12.5.  Indemnification   118
          12.6.  Agents Individually    119
          12.7.  Successor Agents  119
          12.8.  Relations Among the Lenders 120

          ARTICLE XIII
     YIELD PROTECTION

          13.1.  Taxes   120
          13.2.  Increased Capital 123
          13.3.  Changes; Legal Restrictions 124
          13.4.  Replacement of Certain Lenders   125
          ARTICLE XIV
     THE SDG REORGANIZATION TRANSACTIONS

          14.1.  The SDG Reorganization Transac
               tions     126
          14.2.  Release of Simon Property Group,
               L.P. 126

          ARTICLE XV
     MISCELLANEOUS

          15.1.  Assignments and Participations   127
          15.2.  Expenses     131
          15.3.  Indemnity    132
          15.4.  Change in Accounting Principles  133
          15.5.  Setoff  134
          15.6.  Ratable Sharing   134
          15.7.  Amendments and Waivers 135
          15.8.  Notices 138
          15.9.  Survival of Warranties and Agree
               ments     138
          15.10.  Failure or Indulgence Not Waiver;    Remedies Cumulative 138
          15.11.  Marshalling; Payments Set Aside 139
          15.12.  Severability     139
          15.13.  Headings    139
          15.14.  Governing Law    139
          15.15.  Limitation of Liability    140
          15.16.  Successors and Assigns     140
          15.17.  Certain Consents and Waivers of
               the Borrower   140
          15.18.  Counterparts; Effectiveness; In
               consistencies  142
          15.19.  Limitation on Agreements   142
          15.20.  Confidentiality  142
          15.21.  Disclaimers 143
          15.22.  Entire Agreement 144








===============================================================================
EXHIBIT 3.1

============

                          SIMON PROPERTY GROUP, INC.

                     ARTICLES OF AMENDMENT AND RESTATEMENT

     SIMON  PROPERTY GROUP, INC., a Maryland corporation, having its  principal

office   in   Baltimore  City,  Maryland  (which  is  hereinafter  called   the

"Corporation"),  hereby certifies to the State Department  of  Assessments  and

Taxation of Maryland that:

     FIRST:   The name of the Corporation is hereby changed and the Charter  of the  Corporation  is  hereby amended and restated to read in  its  entirety  as follows:


                          SIMON DeBARTOLO GROUP, INC.

                AMENDED AND RESTATED ARTICLES OF INCORPORATION

     FIRST: THE UNDERSIGNED, James J. Winn, Jr., whose address is Charles Center South, 36 South Charles Street, Baltimore, Maryland 21201, being at least eighteen years of age, acting as incorporator, does hereby form a corporation under the General Laws of the State of Maryland.

     SECOND:   The  name  of the corporation (which is hereinafter  called  the
"Corporation") is:

                          Simon DeBartolo Group, Inc.

     THIRD:   (a)   The purposes for which and any of which the Corporation  is formed and the business and objects to be carried on and promoted by it are:

          (1) To engage in the business of a real estate investment trust ("REIT") as that phrase is defined in the Internal Revenue Code of 1986, as amended (the "Code"), and to engage in any lawful act or activity for which corporations may be organized under the Maryland General Corporation Law.

          (2) To engage in any one or more businesses or transactions, or to acquire all or any portion of any entity engaged in any one or more businesses or transactions, which the Board of Directors may from time to time authorize or approve, whether or not related to the business described elsewhere in this Article or to any other business at the time or theretofore engaged in by the Corporation.

          (b) The foregoing enumerated purposes and objects shall be in no way limited or restricted by reference to, or inference from, the terms of any other clause of this or any other Article of the Charter of the Corporation, and each shall be regarded as independent; and they are intended to be and shall be construed as powers as well as purposes and objects of the Corporation and shall be in addition to and not in limitation of the general powers of corporations under the General Laws of the State of Maryland.

     FOURTH: The present address of the principal office of the Corporation in the State of Maryland is c/o The Corporation Trust Incorporated, 32 South Street, Baltimore, Maryland 21202.

     FIFTH:   The name and address of the resident agent of the Corporation  in this State is The Corporation Trust Incorporated, 32 South Street, Baltimore, Maryland 21202. Said resident agent is a Maryland corporation.

     SIXTH: (a) The total number of shares of stock of all classes which the Corporation has authority to issue is 650,000,000 shares of capital stock (par value $.000l per share), amounting in aggregate par value to $65,000.00, of which shares 383,996,000 are classified as "Common Stock", 12,000,000 are classified as "Class B Common Stock", 4,000 are classified as "Class C Common Stock," 4,000,000 are classified as "Series A Preferred Stock," and 250,000,000 are classified as "Excess Stock". The Board of Directors may classify and reclassify any unissued shares of capital stock by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares of stock.

          (b) The following is a description of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the Common Stock of the Corporation:

          (1) Each share of Common Stock shall have one vote, and, except as otherwise provided in respect of any class of stock hereafter classified or reclassified, and except as otherwise provided with respect to directors elected by the holders of the Class B Common Stock or of the Class C Common Stock, each voting as a separate class, the exclusive voting power for all purposes shall be vested in the holders of the Common Stock, the Class B Common Stock, the Class C Common Stock, and the Series A Preferred Stock, voting together as a single class. Shares of Common Stock shall not have cumulative voting rights.

          (2) Subject to the provisions of law and any preferences of any class of stock hereafter classified or reclassified, dividends, or other distributions, including dividends or other distributions payable in shares of another class of the Corporation's stock, may be paid ratably on the Common Stock at such time and in such amounts as the Board of Directors may deem advisable, but only if at the same time, dividends are paid on outstanding shares of Class B Common Stock and Class C Common Stock in accordance with subparagraphs
     (c)(2) and (c-1)(2), respectively, of this Article Sixth.

          (3) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Common Stock shall be entitled, together with the holders of Class B Common Stock, Class C Common Stock, Excess Stock and any other class of stock hereafter classified or reclassified not having a preference on distributions in the liquidation, dissolution or winding up of the Corporation, to share ratably in the net assets of the Corporation remaining, after payment or provision for payment of the debts and other liabilities of the Corporation and the amount to which the holders of any class of stock hereafter classified or reclassified having a preference on distributions in the liquidation, dissolution or winding up of the Corporation shall be entitled.

          (4) Each share of Common Stock is convertible into Excess Stock as provided in Article NINTH hereof.

          (c) The following is a description (which should be read in conjunction with paragraph (c-1) of this Article SIXTH) of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the Class B Common Stock of the Corporation:

          (1) Each share of Class B Common Stock shall have one vote, and, except as otherwise provided in respect of any class of stock hereafter classified or reclassified and except as otherwise provided in this paragraph (c) and in paragraph (c-1), the exclusive voting power for all purposes shall be vested in the holders of the Class B Common Stock, the Class C Common Stock, the Common Stock, and the Series A Preferred Stock voting together as a single class. Shares of Class B Common Stock shall not have cumulative voting rights. The holders of the shares of Class B Common Stock shall have the right, voting as a separate class, to elect four directors of the Corporation and shall vote with the holders of the Class C Common Stock, the Common Stock, and the Series A Preferred Stock (voting together as a single class) to elect the remaining directors (other than the director or directors to be elected by the holders of the Class C Common Stock voting as a separate class); provided that if the Simon Family Group (as defined in Article NINTH) shall sell or transfer a portion of their Common Stock, Class B Common Stock and Units (as defined in Article NINTH) so as to reduce their Aggregate Assumed Equity Interest in the Corporation (as defined in Article NINTH) to less than 50% of the Simon Family Group Initial Aggregate Assumed Equity Interest (as defined in Article NINTH) in the Corporation, from and after the date of such reduction the holders of the shares of Class B Common Stock shall have the right, voting as a separate class, to elect two directors of the Corporation. For purposes of this subparagraph, shares held in a voting trust shall be deemed owned by the beneficiaries of the voting trust.

          (2) Subject to the provisions of law and the preferences of the Series A Preferred Stock and of any class of stock hereafter
     classified   or   reclassified,  dividends  or  other  distributions,
     including dividends or other distributions payable in shares of another class of the Corporation's stock, may be paid ratably on the Class B Common Stock at such time and in such amounts as the Board of Directors may deem advisable; provided that cash dividends or other distributions shall be paid on each share of Class B Common Stock at the same time as cash dividends or other distributions are paid on Common Stock or Class C Common Stock and in an amount equal to the amount payable on the number of shares of Common Stock into which each share of Class B Common Stock is then convertible; provided further that non-cash dividends or other non-cash distributions (including the issuance of warrants or rights to acquire securities of the Corporation) shall be distributed on each share of Class B Common Stock at the same time as such non-cash dividends or other non-cash distributions are distributed on Common Stock or Class C Common Stock and in an amount equal to the amount distributable on the number of shares of Common Stock into which each share of Class B Common Stock is then convertible; provided further that any dividends or other distributions payable otherwise on the Class B Common Stock shall be paid in shares of Common Stock or securities convertible or exchangeable into Common Stock (or warrants or rights issued to acquire Common Stock or securities convertible or exchangeable into Common Stock).

          (3) (A) Each share of Class B Common Stock is convertible into Excess Stock as provided in Article NINTH hereof. Each share of Class B Common Stock may be converted at the option of the holder thereof into one share of Common Stock. Immediately and automatically each share of Class B Common Stock shall be converted into one share of Common Stock (i) if the Aggregate Assumed Equity Interest in the Corporation of the Simon Family Group is for any reason reduced to less than 5% of the Aggregate Assumed Equity Interest in the Corporation or (ii) if such share of Class B Common Stock is otherwise sold or otherwise transferred to or is otherwise held by anyone other than a member of the Simon Family Group. For purposes of this subparagraph, shares held in a voting trust shall be deemed owned by the beneficiaries of the voting trust.

               (B) The Corporation may not subdivide its outstanding shares of Common Stock, combine its outstanding shares of Common Stock into a smaller number of shares, or issue by reclassification of its shares of Common Stock any shares of the Corporation without making the same adjustment to the Class B Common Stock. The Corporation shall not distribute to all holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or other distributions to the extent permitted by subparagraph (c)(2) of this Article SIXTH) or rights or warrants to subscribe for or purchase securities issued by the Corporation or property of the Corporation (excluding those referred to in subparagraph (c)(2) of this Article SIXTH), without making the same distribution to all holders of its Class B Common Stock. No adjustment of the conversion rate shall be made as a result of or in connection with the issuance of Common Stock of the Corporation pursuant to options or stock purchase agreements now or hereafter granted or entered into with officers or employees of the Corporation or its subsidiaries in connection with their employment, whether entered into at the beginning of the employment or at any time thereafter. In case of any capital reorganization of the Corporation, or the consolidation or merger of the Corporation with or into another corporation, or a statutory share exchange, or the sale, transfer or other disposition of all or substantially all of the property, assets or business of the Corporation then, in each such case, each share of Common Stock and each share of Class B Common Stock shall be treated the same.

               (C) Upon conversion of any shares of Class B Common Stock, no payment or adjustment shall be made on account of dividends accrued, whether or not in arrears, on such shares or on account of dividends declared and payable to holders of Common Stock of record on a date prior to the date of conversion.

               (D)   Except with respect to shares of Class B Common Stock
     which have been deemed to have been automatically converted into Common Stock pursuant to subparagraph (c)(3)(A) of this Article SIXTH, in order to convert shares of Class B Common Stock into Common Stock the holder thereof shall surrender at the office of the Transfer Agent the certificate or certificates therefor, duly endorsed to the Corporation or in blank, and give written notice to the Corporation at said office that he elects to convert such shares and shall state in writing therein the name or names (with addresses) in which he wishes the certificate or certificates for Common Stock to be issued. Shares of Class B Common Stock shall be deemed to have been converted on the date of the surrender of such certificate or certificates for shares for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on such date. As soon as practicable on or after the date of conversion as aforesaid, the
     Corporation will issue and deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with cash for any fraction of a share, as provided in subparagraph (c)(3)(F) of this Article SIXTH, to the person or persons entitled to receive the same. The Corporation will pay any and all federal original issue taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of Class B Common Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of Class B Common Stock so converted were registered, and no issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax, or has established to the satisfaction of the Corporation either that such tax has been paid or that no such tax is payable.

               (E) All shares of Class B Common Stock converted into Common Stock shall be retired and cancelled and shall not be reissued as Class B Common Stock but such shares so retired and cancelled shall resume the status of authorized and unclassified shares of Common Stock.

               (F) The Corporation shall not issue fractional shares of Common Stock upon any conversion of shares of Class B Common Stock. As to any final fraction of a share which the holder of one or more shares of Class B Common Stock would be entitled to receive upon exercise of such holder's conversion right the Corporation shall pay a cash adjustment in an amount equal to the same fraction of the Market Price (as defined in Article NINTH) for the date of exercise.

               (G) The Corporation shall at all times have authorized and unissued a number of shares of Common Stock sufficient for the conversion of all shares of Class B Common Stock at the time outstanding. If any shares of Common Stock require registration with or approval of any governmental authority under any Federal or State law, before such shares may be validly issued upon conversion, then the Corporation will in good faith and as expeditiously as possible endeavor to secure such registration or approval as the case may be. The Corporation warrants that all Common Stock issued upon conversion of shares of Class B Common Stock will upon issue be fully paid and nonassessable by the Corporation and free from original issue taxes.

          (4) Subject to the provisions of law and the preferences of the Series A Preferred Stock and of any class of stock hereafter classified or reclassified, in the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Class B Common Stock shall be entitled, together with the holders of Class C Common Stock, Common Stock, Excess Stock and any other class of stock hereafter classified or reclassified not having a preference on distributions in the liquidation, dissolution or winding up of the Corporation, to share ratably in the net assets of the Corporation remaining, after payment or provision for payment of the debts and other liabilities of the Corporation and the amount to which the holders of the Series A
     Preferred Stock and of any class of stock hereafter classified or reclassified having a preference on distributions in the liquidation, dissolution or winding up of the Corporation shall be entitled.

          (c-1) The following is a description (which should be read in conjunction with paragraph (c) of this Article SIXTH) of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the Class C Common Stock of the Corporation:

          (1) Each share of Class C Common Stock shall have one vote, and, except as otherwise provided in respect of any class of stock hereafter classified or reclassified and except as otherwise provided in this paragraph (c-1) and in paragraph (c), the exclusive voting power for all purposes shall be vested in the holders of the Class C Common Stock, the Class B Common Stock, the Common Stock, and the Series A Preferred Stock voting together as a single class. Shares of Class C Common Stock shall not have cumulative voting rights. Subject to paragraph (b) of Article SEVENTH, the holders of the shares of Class C Common Stock shall have the right, voting as a separate class, to elect two directors of the Corporation and shall vote with the holders of the Class B Common Stock, the Common Stock, and the Series A Preferred Stock (voting together as a single class) to elect the remaining directors (other than the directors to be elected by the holders of the Class B Common Stock voting as a separate class); provided that if the DeBartolo Family Group (as defined in Article NINTH) shall sell or transfer a portion of their Common Stock, Class C Common Stock and Units (as defined in Article NINTH) so as to reduce their Aggregate Assumed Equity Interest in the Corporation (as defined in Article NINTH) to less than 50% of the DeBartolo Family Group Initial Aggregate Assumed Equity Interest (as defined in Article NINTH) in the Corporation, from and after the date of such reduction the holders of the shares of Class C Common Stock shall have the right, voting as a separate class, to elect one director of the Corporation. For purposes of this subparagraph, shares held in a voting trust shall be deemed owned by the beneficiaries of the voting trust.

          (2) Subject to the provisions of law and the preferences of the Series A Preferred Stock and of any class of stock hereafter
     classified   or   reclassified,  dividends  or  other  distributions,
     including dividends or other distributions payable in shares of another class of the Corporation's stock, may be paid ratably on the Class C Common Stock at such time and in such amounts as the Board of Directors may deem advisable; provided that cash dividends or other distributions shall be paid on each share of Class C Common Stock at the same time as cash dividends or other distributions are paid on Common Stock or Class B Common Stock and in an amount equal to the amount payable on the number of shares of Common Stock into which each share of Class C Common Stock is then convertible; provided further that non-cash dividends or other non-cash distributions (including the issuance of warrants or rights to acquire securities of the Corporation) shall be distributed on each share of Class C Common Stock at the same time as such non-cash dividends or other non-cash distributions are distributed on Common Stock or Class B Common Stock and in an amount equal to the amount distributable on the number of shares of Common Stock into which each share of Class C Common Stock is then convertible; provided further that any dividends or other distributions payable otherwise on the Class C Common Stock shall be paid in shares of Common Stock or securities convertible or exchangeable into Common Stock (or warrants or rights issued to acquire Common Stock or securities convertible or exchangeable into Common Stock).

          (3) (A) Each share of Class C Common Stock is convertible into Excess Stock as provided in Article NINTH hereof. Each share of Class C Common Stock may be converted at the option of the holder thereof into one share of Common Stock. Immediately and automatically each share of Class C Common Stock shall be converted into one share of Common Stock (i) if the Aggregate Assumed Equity Interest in the Corporation of the DeBartolo Family Group is for any reason reduced to less than 5% of the Aggregate Assumed Equity Interest in the Corporation or (ii) if such share of Class C Common Stock is otherwise sold or otherwise transferred to or is otherwise held by anyone other than a member of the DeBartolo Family Group. For purposes of this subparagraph, shares held in a voting trust shall be deemed owned by the beneficiaries of the voting trust.

               (B) The Corporation may not subdivide its outstanding shares of Common Stock, combine its outstanding shares of Common Stock into a smaller number of shares, or issue by reclassification of its shares of Common Stock any shares of the Corporation without making the same adjustment to the Class C Common Stock. The Corporation shall not distribute to all holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or other distributions to the extent permitted by subparagraph (c-1)(2) of this Article SIXTH) or rights or warrants to subscribe for or purchase securities issued by the Corporation or property of the Corporation (excluding those referred to in subparagraph (c-1)(2) of this Article SIXTH), without making the same distribution to all holders of its Class C Common Stock. No adjustment of the conversion rate shall be made as a result of or in connection with the issuance of Common Stock of the Corporation pursuant to options or stock purchase agreements now or hereafter granted or entered into with officers or employees of the Corporation or its subsidiaries in connection with their employment, whether entered into at the beginning of the employment or at any time thereafter. In case of any capital reorganization of the Corporation, or the consolidation or merger of the Corporation with or into another corporation, or a statutory share exchange, or the sale, transfer or other disposition of all or substantially all of the property, assets or business of the Corporation then, in each such case, each share of Common Stock and each share of Class C Common Stock shall be treated the same.

               (C) Upon conversion of any shares of Class C Common Stock, no payment or adjustment shall be made on account of dividends accrued, whether or not in arrears, on such shares or on account of dividends declared and payable to holders of Common Stock of record on a date prior to the date of conversion.

               (D)   Except with respect to shares of Class C Common Stock
     which have been deemed to have been automatically converted into Common Stock pursuant to subparagraph (c-1)(3)(A) of this Article SIXTH, in order to convert shares of Class C Common Stock into Common Stock the holder thereof shall surrender at the office of the Transfer Agent the certificate or certificates therefor, duly endorsed to the Corporation or in blank, and give written notice to the Corporation at said office that he elects to convert such shares and shall state in writing therein the name or names (with addresses) in which he wishes the certificate or certificates for Common Stock to be issued. Shares of Class C Common Stock shall be deemed to have been converted on the date of the surrender of such certificate or certificates for shares for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on such date. As soon as practicable on or after the date of conversion as aforesaid, the
     Corporation will issue and deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with cash for any fraction of a share, as provided in subparagraph (c-1)(3)(F) of this Article SIXTH, to the person or persons entitled to receive the same. The Corporation will pay any and all federal original issue taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of Class C Common Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of Class C Common Stock so converted were registered, and no issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax, or has established to the satisfaction of the Corporation either that such tax has been paid or that no such tax is payable.

               (E) All shares of Class C Common Stock converted into Common Stock shall be retired and cancelled and shall not be reissued as Class C Common Stock but such shares so retired and cancelled shall resume the status of authorized and unclassified shares of Common Stock.

               (F) The Corporation shall not issue fractional shares of Common Stock upon any conversion of shares of Class C Common Stock. As to any final fraction of a share which the holder of one or more shares of Class C Common Stock would be entitled to receive upon exercise of such holder's conversion right the Corporation shall pay a cash adjustment in an amount equal to the same fraction of the Market Price (as defined in Article NINTH) for the date of exercise.

               (G) The Corporation shall at all times have authorized and unissued a number of shares of Common Stock sufficient for the conversion of all shares of Class C Common Stock at the time outstanding. If any shares of Common Stock require registration with or approval of any governmental authority under any Federal or State law, before such shares may be validly issued upon conversion, then the Corporation will in good faith and as expeditiously as possible endeavor to secure such registration or approval as the case may be. The Corporation warrants that all Common Stock issued upon conversion of shares of Class C Common Stock will upon issue be fully paid and nonassessable by the Corporation and free from original issue taxes.

          (4) Subject to the provisions of law and the preferences of the Series A Preferred Stock and of any class of stock hereafter classified or reclassified, in the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Class C Common Stock shall be entitled, together with the holders of Class B Common Stock, Common Stock, Excess Stock and any other class of stock hereafter classified or reclassified not having a preference on distributions in the liquidation, dissolution or winding up of the Corporation, to share ratably in the net assets of the Corporation remaining, after payment or provision for payment of the debts and other liabilities of the Corporation and the amount to which the holders of the Series A
     Preferred Stock and any class of stock hereafter classified or reclassified having a preference on distributions in the liquidation, dissolution or winding up of the Corporation shall be entitled.

          (c-2) Subject in all cases to the provisions of Article NINTH with respect to Excess Stock, the following is a description of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the Series A Preferred Stock of the Corporation:

          (1) All shares of Series A Preferred Stock redeemed, purchased, exchanged or otherwise acquired by the Corporation as provided in this paragraph (c-2) shall be retired and canceled and, upon the taking of any action required by applicable law, shall be restored to the status of authorized but unissued shares of capital stock and reclassified as Common Stock, and may thereafter be issued or reclassified, but not as Series A Preferred Stock.

          (2) The Series A Preferred Stock shall, with respect to dividend rights, rights upon liquidation, winding up or dissolution, and redemption rights, rank (A) junior to any other class or series of preferred stock hereafter duly established by the Board of Directors of the Corporation, the terms of which shall specifically provide that such series shall rank prior to the Series A Preferred Stock as to the payment of dividends and distribution of assets upon liquidation (the "Senior Preferred Stock"), (B) pari passu with any other class or series of preferred stock hereafter duly established by the Board of Directors of the Corporation, the terms of which shall specifically provide that such class or series shall rank pari passu with the Series A Preferred Stock as to the payment of dividends and distribution of assets upon liquidation (the "Parity Preferred Stock") and (C) prior to any other class or series of preferred stock or other class or series of capital stock of or other equity interests in the Corporation, including, without limitation, all classes of the common stock of the Corporation, whether now existing or hereafter created (all of such classes or series of capital stock and other equity interests of the Corporation, including, without limitation, the Common Stock, the Class B Common Stock, and the Class C Common Stock, all $0.0001 par value, of the Corporation are collectively referred to herein as the "Junior Securities").

          (3) (A) Except as may be required by law or as otherwise expressly provided in this subparagraph (c-2)(3), on all matters upon which the holders of shares of Common Stock shall be entitled to vote, the shares of Common Stock and Series A Preferred Stock shall be voted together as a single class, and each share of Series A Preferred Stock shall be entitled to one vote (or fraction thereof) for each share (or fraction thereof) of Common Stock issuable upon conversion, pursuant to subparagraph (c-2)(5), of such share of Series A Preferred Stock, determined as of the close of business on the record date established by the Board of Directors of the Corporation for the purpose of voting on such matter.

               (B) If, and whenever, at any time or times, dividends payable on shares of Series A Preferred Stock shall have been in arrears and unpaid (whether or not declared and whether or not there are funds of the Corporation legally available for the payment of dividends) for four consecutive quarterly dividend periods, then the holders of record of shares of Series A Preferred Stock, as reflected in the stock transfer records of the Corporation (the "Holders") shall, in addition to any other voting rights, have the right to vote separately as a single class with respect to (i) any acquisition of the Corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Corporation) or (ii) any sale of all or substantially all of the assets of the Corporation; unless, in each such case, either (A) the Holders of record of the Corporation's securities as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for such acquisition or sale or otherwise), hold at least 50% of the aggregate voting power of all classes of voting securities of the surviving or acquiring entity or (B) the terms of such acquisition or sale require, as a condition precedent to the consummation thereof, the payment in full of all accrued and unpaid dividends (whether or not declared and whether or not there are funds of the Corporation legally available for the payment of dividends) on the Series A Preferred Stock.

               (C) So long as any shares of Series A Preferred Stock are outstanding, the Corporation will not, without the affirmative vote of at least 80% of the outstanding shares of Series A Preferred Stock (or such greater number as may be required by law), voting separately as a single class, in person or by proxy, at a special or annual meeting called for the purpose, or by unanimous written consent in lieu of a meeting: (i) effect or allow any amendment, alteration or repeal of any of the provisions of the Charter of the Corporation or of any articles amendatory thereof or supplement thereto which in any manner would adversely affect, alter or change the powers, preferences or rights of any share of Series A Preferred Stock; or
     (ii) create, authorize or issue any class or series of Senior Preferred Stock.

          (4) (A) The Holders of shares of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors of the Corporation, quarterly dividends on the shares of Series A Preferred Stock, cumulative from the initial date of issuance of such shares (the "Issue Date"), in an amount equal to the greater of (i) $0.5078125 per share per calendar quarter or (ii) an amount per share equal to the dividends paid since the last Dividend Payment Date (as hereinafter defined) with respect to the number of shares of Common Stock then issuable upon conversion of a share of Series A Preferred Stock. Dividends on the shares of Series A Preferred Stock shall be payable on the last Business Day (as hereinafter defined) of each calendar quarter, commencing on the last Business Day of the fourth calendar quarter of 1995 (each such last Business Day of a calendar quarter being a "Dividend Payment Date"). Such dividends shall be paid to the Holders of record at the close of business on the record date specified by the Board of Directors of the Corporation at the time such dividend is declared; provided, however, that such record date shall not be more than 60 days nor less than 10 days prior to the respective Dividend Payment Date. Dividends on the shares of Series A Preferred Stock shall be fully cumulative and shall accrue (whether or not declared and whether or not there are funds of the Corporation legally available for the payment of dividends) from the Issue Date, based on a 91-day quarter and the actual number of days elapsed. As used in this paragraph (c-
     2), "Business Day" shall mean any day (other than a day which is a Saturday, Sunday or legal holiday in the State of New York) on which banks are authorized to be open for business in New York City.

               (B) Any dividend payment made on shares of Series A Preferred Stock shall first be credited against the dividends accrued with respect to the earliest quarterly period for which dividends have not been paid.

               (C) All dividends paid with respect to shares of Series A Preferred Stock pursuant to this subparagraph (c-2)(4) shall be paid pro rata to the Holders entitled thereto.

          (5) The Holders of shares of Series A Preferred Stock shall have the right, at their option, to convert such shares into shares of Common Stock at any time on or after the second anniversary of the Issue Date, subject to the following terms and conditions:

               (A) Each share of Series A Preferred Stock shall be convertible, at the option of the Holder thereof, into such number of fully paid and nonassessable shares of Common Stock of the Corporation equal to $25.00 divided by the Conversion Price (as hereinafter defined) in effect at the time of conversion. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "Conversion Price") shall be initially $26.25 per share of Common Stock. The Conversion Price shall be reduced and increased in certain instances as provided in subparagraph (c-2)(7) below. The number of shares of Common Stock into which each share of Series A Preferred Stock is convertible on the Issue Date is 0.9523809.

               (B) In order to convert shares of Series A Preferred Stock into Common Stock the Holder thereof shall surrender to the Corporation the certificate or certificates therefor, duly endorsed or assigned to the Corporation or in blank, and give written notice to the Corporation that such Holder elects to convert such shares. No payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of Series A Preferred Stock being surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion.

               (C) Shares of Series A Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day of the surrender of such shares for conversion in accordance with subsection (c-2)(5)(B) above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the records holder or holders of such Common Stock at such time. As promptly as practicable on or after the conversion date, the Corporation shall issue and deliver a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of Series A Preferred Stock are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the date fixed for redemption, unless default shall be made in payment of the redemption price on the redemption date.

               (D) No fractional shares of Common Stock shall be issued upon conversion of any shares of Series A Preferred Stock, but, instead of any fraction of a share which would otherwise be issuable, the Corporation shall pay a cash adjustment in respect of such fraction in an amount equal to the same fraction of the Average Trading Price (as hereinafter defined) of the Common Stock for the ten (10) trading days ending on the day of conversion if the day of conversion is a trading day (as hereinafter defined) or, if such day is not a trading day, the most recent trading day immediately preceding the day of conversion. As used in this paragraph (c-2),
     (i) "Average Trading Price" shall mean the average of the Closing Sale Price (as hereafter defined) reported for each trading day within the period; (ii) "Closing Sale Price" on any trading day shall mean, with respect to one share of Common Stock, the last reported sale price regular way or, in case no such reported sale takes place on such day, the average of the closing bid and asked prices regular way for such day, in each case on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, the average of the highest reported bid and lowest reported asked prices as furnished by the National Association of Securities Dealers, Inc. through NASDAQ or a similar organization if NASDAQ is no longer reporting such information. If on any such trading day the shares of Common Stock are not quoted by any such organization, the Closing Sale Price of one share on such day shall be the fair market value of one share of Common Stock on such day, as determined in good faith by the Board of Directors of the Corporation, whose determination shall be evidenced by a duly adopted resolution of the Board of Directors and shall be conclusive; and (iii) "Trading Day" shall mean a day on which the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such exchange, such other exchange or market upon which the Closing Sale Price is to be determined as hereinabove provided, is open for trading.

               (E) The Corporation shall at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, for the purposes of effecting the conversion of shares of Series A Preferred Stock, the full number of shares of Common Stock then deliverable upon the conversion of all shares of Series A Preferred Stock then outstanding.

               (F) Each share of Series A Preferred Stock is convertible into Excess Stock as provided in Article NINTH.

          (6) (A) Upon a liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the
     Holders of Series A Preferred Stock shall be entitled, before any assets of the Corporation shall be distributed among or paid over the holders of any Junior Securities, but after distributions of such assets among, or payment thereof over to, creditors of the Corporation and to Holders of any Senior Preferred Stock, to receive from the assets of the Corporation available for distribution to stockholders an amount in cash or property (valued at its fair market value), or a combination thereof, equal to $25.00 per share (prorated for fractional shares), plus, in each such case, an amount in cash or property (valued at its fair market value) equal to all accrued and unpaid dividends thereon (whether or not declared and whether or not there are funds of the Corporation legally available for the payment of dividends) to and including the date of final distribution. After any such payment in full, the Holders of Series A Preferred Stock shall not, as such, be entitled to any further participation in any distribution of assets of the Corporation. As used in this subparagraph (c-2)(6), the terms "liquidation preference" and "liquidation value" (and other terms of similar import) shall mean $25.00 per share.

               (B) Neither the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, nor the sale of all or substantially all the assets of the Corporation, shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, for the purposes of this subparagraph (c-2)(6).

               (C) If, upon any such liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets of the Corporation shall be insufficient to make the full payments required by subparagraph (c-2)(6)(A) and all full distributions with respect to all Parity Preferred Stock, no such distribution shall be made on account of any shares of any Parity Preferred Stock or Series A Preferred Stock unless proportionate distributive amounts shall be paid on account of the shares of Series A Preferred Stock and Parity Preferred Stock, ratably, in proportion to the full distributable amounts to which Holders of the Series A Preferred Stock and holders of all such Parity Preferred Stock are respectively entitled upon such dissolution, liquidation or winding up.

          (7) Shares of Series A Preferred Stock shall be redeemable by the Corporation as provided below (with all references in this subparagraph (c-2)(7) to a redemption price per share to be adjusted proportionally in respect of fractional shares):

               (A) (i) At the option of the Corporation, shares of Series A Preferred Stock may be redeemed, as a whole or from time to time in part, at any time from and after the fifth anniversary of the Issue Date, at the following redemption prices per share: If redeemed during the 12-month period beginning on the anniversary date of the Issue Date indicated,

                  Redemption                      Redemption
 Anniversary         Price        Anniversary        Price

    Fifth           $26.75           Ninth          $25.75
    Sixth           $26.50           Tenth          $25.50
   Seventh          $26.25         Eleventh         $25.25
    Eighth          $26.00

     and thereafter at a redemption price of $25.00 per share, in each case payable in cash.

                     (ii) At the option of any Holder, at any time specified by such Holder upon not less than 10 days notice after receiving 60 days prior written notice of the Corporation stating that the Corporation intends to issue shares of Common Stock or other equity securities of the Corporation to any "foreign person" (as such term is used in Section 897(h)(4)(B) of the Internal Revenue Code of 1986, as amended, or any successor provision), directly or indirectly, if such issuance would result in ownership of 48% or more of the value of all outstanding shares of Common Stock and other equity securities of the Corporation, directly or indirectly, by "foreign persons". The redemption price shall equal $25.00 per share plus all accrued and unpaid dividends (whether or not declared and whether or not there are funds of the Corporation legally available for the payment of dividends) on such share.

               (B) In addition to the redemption option set forth in subparagraph (c-2)(7)(A) above, at the option of the Corporation, shares of Series A Preferred Stock may be redeemed, as a whole or from time to time in part, from and after the second anniversary of the Issue Date and during any period that the Closing Sale Price of the Common Stock exceeds 120% of the Conversion Price for any 20 trading days within a period of 30 consecutive trading days, at a redemption price, payable in shares of Common Stock, equal to that number of shares of Common Stock then issuable upon conversion, pursuant to subparagraph (c-2)(5) above, of the shares of Series A Preferred Stock to be redeemed.

               (C) The Corporation shall not redeem any shares of Series A Preferred Stock pursuant to subparagraph (c-2)(7)(A)(i) or subparagraph (c-2)(7)(B) above, unless and until all accrued and unpaid dividends (whether or not declared and whether or not there are funds of the Corporation legally available for the payment of dividends) on the Series A Preferred Stock have been or contemporaneously are declared and paid in full.

               (D) Whenever shares of Series A Preferred Stock are to be redeemed pursuant to subparagraph (c-2)(7)(A)(i) or subparagraph (c-
     2)(7)(B) above, a notice of such redemption shall be mailed, addressed to each Holder of the shares to be redeemed, by first class mail, postage prepaid, or delivered to each Holder of the shares to be redeemed at such Holder's address as the same appears on the stock transfer records of the Corporation. Such notice shall be mailed or delivered (i) in the case of a redemption pursuant to subparagraph (c-
     2)(7)(A)(i) above, not less than 60 days prior to the date fixed  for
     redemption  or  (ii)  in  the  case  of  a  redemption  pursuant   to
     subparagraph (c-2)(7)(B) above, not less than 10 days prior to the date fixed for redemption. Each such notice shall state: (i) the date fixed for redemption; (ii) the number of shares to be redeemed;
     (iii) the redemption price; (iv) the place or places where such shares are to be surrendered for payment of the redemption price; and
     (v) that dividends on the shares to be redeemed will cease to accrue on such date fixed for redemption unless default shall be made in payment of the redemption price on such date. If fewer than all shares of Series A Preferred Stock held by a Holder are to be redeemed, the notice mailed to such Holder shall specify the number of shares to be redeemed from such Holder.

               (E) Notice having been given as provided in subparagraph (c-2)(7)(A)(ii) or subparagraph (c-2)(7)(D) above, as applicable:

                      (i) in the case of a redemption pursuant to subparagraphs (c-2)(7)(A)(i) or (ii) above, if on or before the redemption date specified in such notice an amount in cash sufficient to redeem in full, on the redemption date and at the applicable redemption price, all shares of Series A Preferred Stock called for redemption shall have been set apart and deposited in trust so as to be available for such purpose and only for such purpose, or shall have been paid to the Holders thereof, then effective as of the close of business on such redemption date, the shares of Series A Preferred Stock so called for redemption shall cease to accrue dividends, and said shares shall no longer be deemed to be outstanding and shall have the status of authorized but unissued shares of capital stock and be reclassified as Common Stock of the Corporation, and all rights of the Holders thereof, as such as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease;

                      (ii) in the case of redemption pursuant to subparagraph (c-2)(7)(B) above, all shares of Series A Preferred Stock called for redemption shall be deemed to have been converted into shares of Common Stock in accordance with subparagraph (c-2)(5) above immediately prior to the close of business on the redemption date specified in such notice, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; and effective as of the close of business on such redemption date, the shares of Series A Preferred Stock so called for redemption shall cease to accrue dividends, and said shares shall no longer be deemed to be outstanding and shall have the status of authorized but unissued shares of Common Stock of the Corporation, and all rights of the Holders thereof, as such as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease; and

                      (iii) in either such case, upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price as aforesaid. In the case of redemption pursuant to subparagraph (c-2)(7)(B) above, as promptly as practicable on or after the date of such surrender, the Corporation shall issue and deliver a certificate or certificates for the number of full shares of Common Stock issuable upon such redemption, together with payment in lieu of any fraction of a share, to the person or persons entitled to receive the same, all in accordance with the provisions of subparagraph (c-2)(5) above. In case fewer than all the shares of Series A Preferred Stock represented by any certificate so surrendered are redeemed, a new certificate of like terms and having the same date of original issuance shall be issued representing the unredeemed shares of Series A Preferred Stock without cost to the Holder thereof.

               (F) In the event that fewer than all the shares of Series A Preferred Stock are to be redeemed pursuant to subparagraph (c-
     2)(7)(A)(i) or subparagraph (c-2)(7)(B) above, the Corporation shall redeem shares of Series A Preferred Stock pro rata among the Holders, based on the number of shares of Series A Preferred Stock held by each Holder.

               (G) Nothing contained in this subparagraph (c-2)(7) shall limit any legal right of the Corporation to purchase or otherwise acquire any shares of Series A Preferred Stock at any price, whether higher or lower than the redemption price.

          (8) (A) The Conversion Price and the number of shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock shall be subject to adjustment in case the Corporation shall at any time after the Issue Date (i) pay a dividend or make any other distribution to all holders of its outstanding Common Stock, Class B Common Stock, or Class C Common Stock in shares of Common Stock, Class B Common Stock, or Class C Common Stock such that the total number of shares of Common Stock, Class B Common Stock, and Class C Common Stock outstanding is increased; (ii) subdivide or split-up its outstanding shares of Common Stock, Class B Common Stock, or Class C Common Stock into a greater total number of shares of Common Stock, Class B Common Stock, and Class C Common Stock; (iii) combine its outstanding shares of Common Stock, Class B Common Stock, or Class C Common Stock into a smaller total number of shares of Common Stock, Class B Common Stock, and Class C Common Stock; (iv) issue by reclassification of its shares of Common Stock, Class B Common Stock, or Class C Common Stock other shares of capital stock of the Corporation; (v) issue rights or warrants to all holders of its outstanding Common Stock, Class B Common Stock, or Class C Common Stock entitling them to subscribe for or purchase shares of Common Stock, Class B Common Stock, or Class C Common Stock at a price per share less than the Closing Sale Price of the Common Stock on the trading day preceding the record date of such issuance or (vi) in case the Corporation shall distribute to all holders of its outstanding Common Stock, Class B Common Stock, or Class C Common Stock evidences of its indebtedness or assets (excluding cash dividends, dividends or distributions in shares of Common Stock, Class B Common Stock, or Class C Common Stock or rights or warrants to subscribe for or purchase securities referred to in the preceding clause (v)). In any such event, the number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock immediately prior thereto shall be adjusted so that the Holder thereof shall be entitled to receive the kind and number of shares of Common Stock or other securities of the Corporation that such Holder would have owned or would have been entitled to receive after the happening of any of the events described above had such share of Series A Preferred Stock been converted immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this subparagraph (c-2)(8)(A) shall become effective immediately after the effective date of such event, retroactive to the record date, if any, for such event.

               (B) Whenever the number of shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock is adjusted, as provided in subparagraph (c-2)(8)(A) above, the Conversion Price shall be adjusted (calculated to the nearest $.0001) by multiplying such Conversion Price immediately prior to such adjustment by a fraction, the numerator of which shall be the number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock immediately prior to such adjustment, and the denominator of which shall be the number of shares of Common Stock so issuable immediately thereafter.

               (C)   Notwithstanding  anything in  this  subparagraph  (c-
     2)(8), in no event will any adjustment be made to the Conversion Price or the number of shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock solely as a result of any conversion of any shares of Class B Common Stock or Class C Common Stock into shares of Common Stock on a one-for-one basis.

               (D) For purposes of this subparagraph (c-2)(8), the term "shares of Common Stock" shall mean the class of stock designated as the Common Stock of the Corporation at the Issue Date. In the event that at any time, as a result of an adjustment made pursuant to subparagraph (c-2)(8)(A) above, the shares of Series A Preferred Stock shall become convertible into any securities of the Corporation other than shares of Common Stock, thereafter the number of such other securities so issuable upon such conversion and the Conversion Price of such securities shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the shares of Common Stock.

          (9)  In case at any time:

               (A) the Corporation shall set a record date for the purpose of declaring a dividend (or any other distribution) on the Common Stock, Class B Common Stock, or Class C Common Stock payable otherwise than in cash out of its retained earnings; or

               (B) the Corporation shall set a record date for the granting to the holders of the Common Stock, Class B Common Stock, or Class C Common Stock of rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

               (C) of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock, Class B Common Stock, or Class C Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all of the assets of the Corporation;

     then, in any such case, the Corporation shall cause to be mailed to the Holders of the Series A Preferred Stock, at least 20 days (or 10 days in any case specified in subparagraphs (c-2)(9)(A) or (B) above) prior to the applicable record or effective date hereinafter specified, a notice stating (i) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Stock, Class B Common Stock, or Class C Common Stock of record to be entitled to such dividend, distribution, rights or warrants are to be determined, or (ii) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock, Class B Common Stock, or Class C Common Stock of record shall be entitled to exchange their shares of Common Stock, Class B Common Stock, or Class C Common Stock for securities, cash or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up. In no event shall the giving of such notice limit the Corporation's obligations to adjust the Conversion Price and number of shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock upon the occurrence of the events specified in subparagraph (c-2)(8) above.

          (d) A description of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the Excess Stock of the Corporation is set forth in Article NINTH hereof.

          (e) Subject to the foregoing, the power of the Board of Directors to classify and reclassify any of the shares of capital stock shall include, without limitation, subject to the provisions of the Charter, authority to classify or reclassify any unissued shares of such stock into a class or classes of preferred stock, preference stock, special stock or other stock, and to divide and classify shares of any class into one or more series of such class, by determining, fixing, or altering one or more of the following:

          (1) The distinctive designation of such class or series and the number of shares to constitute such class or series; provided that, unless otherwise prohibited by the terms of such or any other class or series, the number of shares of any class or series may be decreased by the Board of Directors in connection with any classification or reclassification of unissued shares and the number of shares of such class or series may be increased by the Board of Directors in connection with any such classification or reclassification, and any shares of any class or series which have been redeemed, purchased, otherwise acquired or converted into shares of Common Stock or any other class or series shall become part of the authorized capital stock and be subject to classification and reclassification as provided in this subparagraph.

          (2) Whether or not and, if so, the rates, amounts and times at which, and the conditions under which, dividends shall be payable on shares of such class or series, whether any such dividends shall rank senior or junior to or on a parity with the dividends payable on any other class or series of stock, and the status of any such dividends as cumulative, cumulative to a limited extent or non- cumulative and as participating or non-participating.

          (3) Whether or not shares of such class or series shall have voting rights, in addition to any voting rights provided by law and, if so, the terms of such voting rights provided that, there shall be no increase in the number of directors except as set forth in paragraph (a) of Article SEVENTH and such voting rights shall not effect the rights of the holders of the Class B Common Stock or the Class C Common Stock with respect to the election of directors.

          (4) Whether or not shares of such class or series shall have conversion or exchange privileges and, if so, the terms and
     conditions  thereof,  including  provision  for  adjustment  of   the
     conversion or exchange rate in such events or at such times as the Board of Directors shall determine.

          (5) Whether or not shares of such class or series shall be subject to redemption and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates; and whether or not there shall be any sinking fund or purchase account in respect thereof, and if so, the terms thereof.

          (6) The rights of the holders of shares of such class or series upon the liquidation, dissolution or winding up of the affairs of, or upon any distribution of the assets of, the Corporation, which rights may vary depending upon whether such liquidation, dissolution or winding up is voluntary or involuntary and, if voluntary, may vary at different dates, and whether such rights shall rank senior or junior to or on a parity with such rights of any other class or series of stock.

          (7) Whether or not there shall be any limitations applicable, while shares of such class or series are outstanding, upon the payment of dividends or making of distributions on, or the acquisition of, or the use of moneys for purchase or redemption of, any stock of the Corporation, or upon any other action of the Corporation, including action under this subparagraph, and, if so, the terms and conditions thereof.

          (8) Any other preferences, rights, restrictions, including restrictions on transferability, and qualifications of shares of such class or series, not inconsistent with law and the Charter of the Corporation.

          (f) For the purposes hereof and of any articles supplementary to the Charter providing for the classification or reclassification of any shares of capital stock or of any other charter document of the Corporation (unless otherwise provided in any such articles or document), any class or series of stock of the Corporation shall be deemed to rank:

          (1) prior to another class or series either as to dividends or upon liquidation, if the holders of such class or series shall be entitled to the receipt of dividends or of amounts distributable on liquidation, dissolution or winding up, as the case may be, in preference or priority to holders of such other class or series;

          (2)   on  a  parity with another class or series  either  as  to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation price per share thereof be different from those of such others, if the holders of such class or series of stock shall be entitled to receipt of dividends or amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or redemption or liquidation prices, without preference or priority over the holders of such other class or series; and

          (3) junior to another class or series either as to dividends or upon liquidation, if the rights of the holders of such class or series shall be subject or subordinate to the rights of the holders of such other class or series in respect of the receipt of dividends or the amounts distributable upon liquidation, dissolution or winding up, as the case may be.

     SEVENTH: (a) The business and affairs of the Corporation shall be managed under the direction of the Board of Directors. The number of directors of the Corporation shall never be less than the minimum number permitted by the General Laws of the State of Maryland now or hereafter in force and:

          (1) so long as any shares of both Class B Common Stock and Class C Common Stock are outstanding, the number of directors of the Corporation shall be thirteen;

          (2) so long as any shares of Class B Common Stock (but no Class C Common Stock) are outstanding, the number of directors of the Corporation shall be nine; and

          (3) so long as any shares of Class C Common Stock (but no Class B Common Stock) are outstanding, the number of directors of the Corporation shall be nine.

At least a majority of the directors shall be Independent Directors (as defined in Article NINTH).

          (b) Subject to the rights of the holders of any class of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors shall be filled by a vote of the stockholders or a majority of the entire Board of Directors, and any vacancies on the Board of Directors resulting from death, disability ("disability," which for purposes of this paragraph (b) shall mean illness, physical or mental disability or other incapacity), resignation, retirement, disqualification, removal from office, or other cause shall be filled by a vote of the stockholders or a majority of the directors then in office; provided that

          (1) any vacancies on the Board of Directors resulting from death, disability, resignation, retirement, disqualification, removal from office, or other cause of a director elected by the holders of Class B Common Stock shall be filled by a vote of the holders of Class B Common Stock; and

          (2) any vacancies on the Board of Directors with respect to a director elected by the holders of Class C Common Stock shall be filled as follows:

               (A) at any time after the closing date of the Merger, any vacancy resulting from death or disability shall be filled by holders of Class C Common Stock, voting as a separate class to elect as a replacement director a candidate who (i) is the Chief Executive Officer of The Edward J. DeBartolo Corporation (or any successor to such corporation), provided that the right granted pursuant to this subparagraph (b)(2)(A)(i) may be exercised only once and may only be exercised to fill a vacancy resulting from the death or disability of Edward J. DeBartolo, Jr. or Marie Denise DeBartolo York, or (ii) has similar experience and standing in the business community to the Independent Directors and who has been approved by a majority of the Independent Directors elected by the holders of Common Stock and other capital stock entitled to vote with the Common Stock as a single class. If such Independent Directors do not approve such candidate, the holders of Class C Common Stock may propose another candidate for approval by a majority of the Independent Directors. The right of holders of Class C Common Stock to propose candidates to the Independent Directors shall continue until one such candidate is approved by a majority of the Independent Directors;

               (B) at any time prior to the fourth anniversary of the closing date of the Merger, any vacancy other than one resulting from a death or disability shall, subparagraph (c-1)(1) of Article SIXTH notwithstanding, reduce by such vacancy an equivalent number of the directors that holders of Class C Common Stock may, voting as a separate class, elect, and such a vacancy shall be filled by a majority of the entire Board of Directors. If as a result of this subparagraph (b)(2)(B) the number of directors that holders of Class C Common Stock may elect is reduced to zero, then immediately and automatically each share of Class C Common Stock shall be converted into one share of Common Stock;

               (C) at any time during the period from and including the fourth anniversary to but not including the fifth anniversary of the closing date of the Merger, any vacancy other than one resulting from a death or disability shall be filled by holders of Class C Common Stock, voting as a separate class, to elect as a replacement director a candidate who meets the qualifications and has been selected in accordance with the procedures set forth in subparagraph
     (b)(2)(A)(ii) above; provided if during such period vacancies result other than from death or disability with respect to both of the directors who were directors on the fourth anniversary date, then, subparagraph (c-1)(1) of Article SIXTH notwithstanding, the number of directors that the holders of Class C Common Stock may, voting as a separate class, elect shall be reduced to one, and the vacancy with respect to the second resigned director shall be filled by a majority of the entire Board of Directors; and

               (D) at any time after the fifth anniversary of the closing date of the Merger, any vacancy other than one resulting from a death or disability shall be filled by holders of Class C Common Stock, voting as a separate class, to elect as a replacement director a candidate who meets the qualifications and has been selected in accordance with the procedures set forth in subparagraph
     (b)(2)(A)(ii) above.

No decrease in the number of directors constituting the Board of Directors shall affect the tenure of office of any director.

          (c) Whenever the holders of any one or more series of Preferred Stock of the Corporation shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the Board of Directors shall consist of said directors so elected in addition to the number of directors fixed as provided in paragraph (a) of this Article SEVENTH or in the By-Laws; provided that if any shares of Class B Common Stock or Class C Common Stock are outstanding, the election of one or more directors by such holders of Preferred Stock will eliminate the corresponding number a directors to be elected by the combined holders of the Common Stock, the Class B Common Stock, the Class C Common Stock, and the Series A Preferred Stock voting together as a single class, and will neither increase the size of the Board of Directors nor eliminate the seat or seats of directors elected by the holders of the Class B Common Stock or of the Class C Common Stock, each voting as a separate class. Notwithstanding the foregoing, and except as otherwise may be required by law, whenever the holders of any one or more series of Preferred Stock of the Corporation shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the terms of the director or directors elected by such holders shall expire at the next succeeding annual meeting of stockholders.

          (d) Subject to the rights of the holders of any class separately entitled to elect one or more directors, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least a majority of the combined voting power of all classes of shares of capital stock entitled to vote in the election for directors voting together as a single class.

          (e) The following are the names of the current directors of the Corporation, each of whom shall serve until the annual meeting of stockholders indicated next to his or her name, and who thereafter will serve (or whose
replacement   will   serve)  until  the  next  following  annual   meeting   of
stockholders.
                                                             Current
                                                            Term Ends
                                                              with
Name of Current Director                         Director  Election at
                              Stock Classes       Class      Annual
                            Entitled to Elect              Meeting in:
Birch Bayh                Common Stock, Class B     A         1997
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
G. William Miller         Common Stock, Class B     A         1998
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
William T. Dillard, II    Common Stock, Class B     A         1998
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
Terry S. Prindiville      Common Stock, Class B     A         1998
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
Fredrick W. Petri         Common Stock, Class B     A         1999
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
Philip J. Ward            Common Stock, Class B     A         1999
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
J. Albert Smith, Jr.      Common Stock, Class B     A         1999
                          Common Stock, Class C
                          Common Stock, Series
                            A Preferred Stock
Melvin Simon              Class B Common Stock      B         1997
Herbert Simon             Class B Common Stock      B         1997
David Simon               Class B Common Stock      B         1997
Richard S. Sokolov        Class B Common Stock      B         1997
(Vacant)                  Class C Common Stock      C         1997
(Vacant)                  Class C Common Stock      C         1997

          (f) Any action by the Corporation relating to (1) transactions between the Corporation and M.S. Management Associates, Inc., Simon MOA Management Company, Inc., DeBartolo Properties Management, Inc. and/or M.S. Management Associates (Indiana), Inc. or (2) transactions involving the Corporation, individually or in its capacity as general partner (whether directly or indirectly through another entity) of Simon DeBartolo Group, L.P., in which the Simon Family Group or the DeBartolo Family Group or any member or affiliate of any member of the Simon Family Group or DeBartolo Family Group has an interest (other than through ownership interests in the Corporation or Simon DeBartolo Group, L.P.), shall, in addition to such other vote that may be required, require the prior approval of a majority of the Independent Directors.

     EIGHTH:   (a)  The following provisions are hereby adopted for the purpose of defining, limiting, and regulating the powers of the Corporation and of the directors and the stockholders:

          (1) The Board of Directors is hereby empowered to authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class or classes, whether now or hereafter authorized, for such consideration as may be deemed advisable by the Board of Directors and without any action by the stockholders.

          (2) No holder of any stock or any other securities of the Corporation, whether now or hereafter authorized, shall have any preemptive right to subscribe for or purchase any stock or any other securities of the Corporation other than such, if any, as the Board of Directors, in its sole discretion, may determine and at such price or prices and upon such other terms as the Board of Directors, in its sole discretion, may fix; and any stock or other securities which the Board of Directors may determine to offer for subscription may, as the Board of Directors in its sole discretion shall determine, be offered to the holders of any class, series or type of stock or other securities at the time outstanding to the exclusion of the holders of any or all other classes, series or types of stock or other securities at the time outstanding.

          (3) The Board of Directors of the Corporation shall, consistent with applicable law, have power in its sole discretion to determine from time to time in accordance with sound accounting practice or other reasonable valuation methods what constitutes annual or other net profits, earnings, surplus, or net assets in excess of capital; to fix and vary from time to time the amount to be reserved as working capital, or determine that retained earnings or surplus shall remain in the hands of the Corporation; to set apart out of any funds of the Corporation such reserve or reserves in such amount or amounts and for such proper purpose or purposes as it shall determine and to abolish any such reserve or any part thereof; to redeem or purchase its stock or to distribute and pay distributions or dividends in stock, cash or other securities or property, out of surplus or any other funds or amounts legally available therefor, at such times and to the stockholders of record on such dates as it may, from time to time, determine; to determine the amount, purpose, time of creation, increase or decrease, alteration or cancellation of any reserves or charges and the propriety thereof (whether or not any obligation or liability for which such reserves or charges shall have been created shall have been paid or discharged); to determine the fair value and any matters relating to the acquisition, holding and disposition of any assets by the Corporation; and to determine whether and to what extent and at what times and places and under what conditions and regulations the books, accounts and documents of the Corporation, or any of them, shall be open to the inspection of stockholders, except as otherwise provided by statute or by the By-Laws, and, except as so provided, no stockholder shall have any right to inspect any book, account or document of the Corporation unless authorized so to do by resolution of the Board of Directors.

          (4) The Board of Directors shall, in connection with the exercise of its business judgment involving a Business Combination (as defined in Section 3-601 of the Corporations and Associations Article of the Annotated Code of Maryland) or any actual or proposed transaction which would or may involve a change in control of the Corporation (whether by purchases of shares of stock or any other securities of the Corporation in the open market, or otherwise, tender offer, merger, consolidation, dissolution, liquidation, sale of all or substantially all of the assets of the Corporation, proxy solicitation or otherwise), in determining what is in the best interests of the Corporation and its stockholders and in making any recommendation to its stockholders, give due consideration to all relevant factors, including, but not limited to (A) the economic effect, both immediate and long-term, upon the Corporation's stockholders, including stockholders, if any, who do not participate in the transaction; (B) the social and economic effect on the employees, customers of, and others dealing with, the Corporation and its subsidiaries and on the communities in which the Corporation and its subsidiaries operate or are located; (C) whether the proposal is acceptable based on the historical and current operating results or financial condition of the Corporation; (D) whether a more favorable price could be obtained for the Corporation's stock or other securities in the future; (E) the reputation and business practices of the offeror and its management and affiliates as they would affect the employees of the Corporation and its subsidiaries; (F) the future value of the stock or any other securities of the Corporation; (G) any antitrust or other legal and regulatory issues that are raised by the proposal; and (H) the business and financial condition and earnings prospects of the acquiring person or entity, including, but not limited to, debt service and other existing financial obligations, financial obligations to be incurred in connection with the acquisition, and other likely financial obligations of the acquiring person or entity. If the Board of Directors determines that any proposed Business Combination (as defined in Section 3-601 of the Corporations and Associations Article of the Annotated Code of Maryland) or actual or proposed transaction which would or may involve a change in control of the Corporation should be rejected, it may take any lawful action to defeat such transaction, including, but not limited to, any or all of the following: advising stockholders not to accept the proposal; instituting litigation against the party making the proposal; filing complaints with governmental and regulatory authorities; acquiring the stock or any of the securities of the Corporation; selling or otherwise issuing authorized but unissued stock, other securities or granting options or rights with respect thereto; acquiring a company to create an antitrust or other regulatory problem for the party making the proposal; and obtaining a more favorable offer from another individual or entity.

          (5) The Corporation shall provide any indemnification permitted by the laws of Maryland and shall indemnify directors, officers, agents and employees as follows: (A) the Corporation shall indemnify its directors and officers, whether serving the Corporation or at its request any other entity, to the full extent required or permitted by the General Laws of the State of Maryland now or hereafter in force, including the advance of expenses under the procedures and to the full extent permitted by law and (B) the Corporation shall indemnify other employees and agents, whether serving the Corporation or at its request any other entity, to such extent as shall be authorized by the Board of Directors or the Corporation's By-Laws and be permitted by law. The foregoing rights of indemnification shall not be exclusive of any other rights to which those seeking indemnification may be entitled. The Board of Directors may take such action as is necessary to carry out these indemnification provisions and is expressly empowered to adopt, approve and amend from time to time such by-laws, resolutions or contracts implementing such provisions or such further indemnification arrangements as may be permitted by law. No amendment of the Charter of the Corporation or repeal of any of its provisions shall limit or eliminate the right to indemnification provided hereunder with respect to acts or omissions occurring prior to such amendment or repeal or shall limit or eliminate the rights granted under indemnification agreements entered into by the Corporation and its directors, officers, agents and employees.

          (6) To the fullest extent permitted by Maryland statutory or decisional law, as amended or interpreted, no director or officer of the Corporation shall be personally liable to the Corporation or its stockholders for money damages. No amendment of the Charter of the Corporation or repeal of any of its provisions shall limit or eliminate the benefits provided to directors and officers under this provision with respect to any act or omission which occurred prior to such amendment or repeal.

          (7) For any stockholder proposal to be presented in connection with an annual meeting of stockholders of the Corporation, including any proposal relating to the nomination of a director to be elected to the Board of Directors of the Corporation, the stockholders must have given timely written notice thereof in writing to the Secretary of the Corporation in the manner and containing the information required by the By-Laws. Stockholder proposals to be presented in connection with a special meeting of stockholders will be presented by the Corporation only to the extent required by Section 2-502 of the Corporations and Associations Article of the Annotated Code of Maryland.

          (b) The Corporation reserves the right to amend, alter, change or repeal any provision contained in the Charter, including any amendments changing the terms or contract rights, as expressly set forth in the Charter, of any of its outstanding stock by classification, reclassification or otherwise, by a majority of the directors (including a majority of the Independent Directors, a majority of the directors elected by the holders of the Class B Common Stock and one director elected by the holders of the Class C Common Stock, if such Class B Common Stock and Class C Common Stock have at that time elected directors) adopting a resolution setting forth the proposed change, declaring its advisability, and either calling a special meeting of the stockholders certified to vote on the proposed change, or directing the proposed change to be considered at the next annual stockholders meeting. Unless otherwise provided herein, the proposed change will be effective only if it is adopted upon the affirmative vote of the holders of not less than a majority of the aggregate votes entitled to be cast thereon (considered for this purpose as a single class); provided however, that any amendment to, repeal of or adoption of any provision inconsistent with subparagraphs (a)(4),
(a)(6) or (a)(7) or this paragraph (b) of Article EIGHTH will be effective only if it is adopted upon the affirmative vote of not less than 80% of the aggregate votes entitled to be cast thereon (considered for this purpose as a single class) and any amendment to, repeal of, or adoption of any provision inconsistent with paragraphs (c) or (c-1) of Article SIXTH or Article SEVENTH will be effective only if it is adopted upon both (1) the affirmative vote of not less than 80% of the aggregate votes entitled to be cast thereon (considered for this purpose as a single class) and (2) the affirmative vote of not less than a majority of the aggregate votes entitled to be cast by the holders of the Class B Common Stock (in the case of paragraph (c) of Article SIXTH or Article SEVENTH) or by the holders of the Class C Common Stock (in the case of paragraph (c-1) of Article SIXTH or Article SEVENTH).

          (c) In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, alter or repeal the By-Laws of the Corporation.

          (d) The enumeration and definition of particular powers of the Board of Directors included in the foregoing shall in no way be limited or restricted by reference to or inference from the terms of any other clause of this or any other Article of the Charter of the Corporation, or construed as or deemed by inference or otherwise in any manner to exclude or limit any powers conferred upon the Board of Directors under the General Laws of the State of Maryland now or hereafter in force.

     NINTH:  (a)  (1)  The following terms shall have the following meaning:

          "Aggregate Assumed Equity Interest in the Corporation" shall mean the aggregate equity interest in the Corporation represented by the Common Stock, the Class B Common Stock, the Class C Common Stock and the Units on the assumption that all shares of Class B Common Stock and Class C Common Stock and all such Units are exchanged for Common Stock

          "Beneficial Ownership" shall mean ownership of Capital Stock by a Person who would be treated as an owner of such shares of Capital Stock either directly or indirectly through the application of
     Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code, and any comparable successor provisions thereto. The terms "Beneficial Owner," "Beneficially Owns" and "Beneficially Owned" shall have correlative meanings.

          "Beneficiary" shall mean any Qualified Charitable Organization which, from time to time, is designated by the Corporation to be a beneficiary of the Trust.

          "Board of Directors" shall mean the Board of Directors of the Corporation.

          "By-Laws" shall mean the By-Laws of the Corporation.

          "Capital Stock" shall mean stock that is Common Stock, Class B Common Stock, Class C Common Stock, Excess Stock or Preferred Stock.

          "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          "Constructive Ownership" shall mean ownership of Capital Stock by a Person who would be treated as an owner of such shares of Capital Stock either directly or indirectly through the application of Section 318 of the Code, and any comparable successor provisions thereto, as modified by Section 856(d)(5) of the Code. The terms "Constructive Owner," "Constructively Owns" and "Constructively Owned" shall have correlative meanings.

          "DeBartolo Family Group" shall mean the Estate of Edward J. DeBartolo, Sr., Edward J. DeBartolo, Jr. and Marie Denise DeBartolo York, other members of the immediate family of any of the foregoing, any other lineal descendants of any of the foregoing, any estates of any of the foregoing, any trusts established for the benefit of any of the foregoing, and any other entity controlled by any of the foregoing.

          "DeBartolo Family Group Initial Aggregate Assumed Equity Interest in the Corporation" shall mean the portion of the Aggregate Assumed Equity Interest in the Corporation owned by the DeBartolo Family Group immediately following the closing of the Merger.

          "Exchange Rights" shall mean any rights granted to limited partners of Simon DeBartolo Group, L.P., a Delaware limited partnership (including pursuant to an Exchange Rights Agreement) and Simon Property Group L.P., a Delaware limited partnership, to exchange (subject to the Ownership Limit) limited partnership interests in such Partnership for shares of Capital Stock.

          "Independent Director" shall mean a director of the Corporation who is neither employed by the Corporation nor a member (or an affiliate of a member) of the Simon Family Group or the DeBartolo Family Group.

          "Market Price" of any class of Capital Stock on any date shall mean the average of the Closing Price for the five consecutive Trading Days ending on such date, or if such date is not a Trading Date, the five consecutive Trading Days preceding such date. The "Closing Price" on any date shall mean (i) the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange, or (ii) if such class of Capital Stock is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such class of capital stock is listed or admitted to trading, or (iii) if such class of capital stock is not listed or admitted to trading on any national securities exchange, the last quoted price, or if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or, if such system is no longer in use, the principal other automated quotations systems that may then be in use, or (iv) if such class of Capital Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in such class of Capital Stock selected by the Board of Directors.

          "Merger" shall mean the merger, pursuant to the Agreement and Plan of Merger dated March 26, 1996, among the Corporation, Day Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Corporation ("Sub"), and DeBartolo Realty Corporation, an Ohio corporation ("DeBartolo"), pursuant to which merger Sub shall be merged with and into DeBartolo.

          "Option" shall mean any options, rights, warrants or convertible or exchangeable securities containing the right to subscribe for, purchase or receive upon exchange or conversion shares of Capital Stock.

          "Ownership Limit" shall mean (x) in the case of any member of the Simon Family Group, 24%, and (y) in the case of any other Person, 6%, in each case, of any class of Capital Stock, or any combination thereof, determined by (i) number of shares outstanding, (ii) voting power or (iii) value (as determined by the Board of Directors), whichever produces the smallest holding of Capital Stock under the three methods, computed with regard to all outstanding shares of Capital Stock and, to the extent provided by the Code, all shares of Capital Stock issuable under outstanding Options and Exchange Rights that have not been exercised.

          "Person" shall mean an individual, corporation, partnership, estate, trust (including a trust qualified under Section 401(a) or 501(c)(17) of the Code), a portion of a trust permanently set aside for or to be used exclusively for the purposes described in Section 642(c) of the Code, association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity and also includes a group as the term is used for purposes of
     Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

          "Purported Beneficial Holder" shall mean, with respect to any event (other than a purported Transfer) which results in Excess Stock, the Person for whom the Purported Record Holder held shares that were, pursuant to subparagraph (a)(3) of this article NINTH, automatically converted into Excess Stock upon the occurrence of such event.

          "Purported Beneficial Transferee" shall mean, with respect to any purported Transfer which results in Excess Stock, the purported beneficial transferee for whom the Purported Record Transferee would have acquired shares of Common Stock or Preferred Stock if such Transfer had been valid under subparagraph (a)(2) of this Article NINTH.

          "Purported Record Holder" shall mean, with respect to any event (other than a purported Transfer) which results in Excess Stock, the record holder of the shares that were, pursuant to subparagraph
     (a)(3) of this Article NINTH, automatically converted into Excess Stock upon the occurrence of such event.

          "Purported Record Transferee" shall mean, with respect to any purported Transfer which results in Excess Stock, the record holder of the Common Stock or the Preferred Stock if such Transfer had been valid under subparagraph (a)(2) of this Article NINTH.

          "Qualified Charitable Organization" shall mean (i) any entity which would be exempt from federal income under Section 501(c)(3) of the Code and to which contributions are deductible under Section 170 of the Code or (ii) any federal, state or local government entity.

          "REIT" shall mean a real estate investment trust under Section 856 of the Code.

          "Restriction Termination Date" shall mean the first day after the effective date of the Merger on which the Corporation's status as a REIT shall have been terminated by the Board of Directors and the stockholders of the Corporation.

          "Simon Family Group" shall mean Melvin Simon, Herbert Simon and David Simon, other members of the immediate family of any of the foregoing, any other lineal descendants of any of the foregoing, any estates of any of the foregoing, any trust established for the benefit of any of the foregoing, and any other entity controlled by any of the foregoing.

          "Simon Family Group Initial Aggregate Assumed Equity Interest in the Corporation" shall mean the portion of the Aggregate Assumed Equity Interest in the Corporation owned by the Simon Family Group immediately following the closing of the Merger.

          "Trading Day" shall mean, with respect to any class of Capital Stock, a day on which the principal national securities exchange on which such class of Capital Stock is listed or admitted to trading is open for the transaction of business or, if such class of Capital Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

          "Transfer" shall mean any sale, transfer, gift, hypothecation, pledge, assignment, devise or other disposition of Capital Stock (including (i) the granting of any option (including an option to acquire an Option or any series of such options) or entering into any agreement for the sale, transfer or other disposition of Capital Stock or (ii) the sale, transfer, assignment or other disposition of any securities or rights convertible into or exchangeable for Capital Stock), whether voluntary or involuntary, whether of record, constructively or beneficially and whether by operation of law or otherwise.

          "Trust"  shall  mean the trust created pursuant to  subparagraph
     (b)(1) of this Article NINTH.

          "Trustee" shall mean any trustee for the Trust (or any successor trustee) appointed from time to time by the Corporation; provided, however, during any period in which Excess Stock is issued and outstanding the Corporation shall undertake to appoint trustees of the Trust which trustees are unaffiliated with the Corporation.

          "Undesignated Excess Stock" shall have the meaning set forth in subparagraph (b)(3) of this Article NINTH.

          "Units"   shall  mean  units  representing  limited  partnership
     interests   in  Simon  Property  Group,  L.P.  or  DeBartolo   Realty
     Partnership L.P.

          (2) (A) Except as provided in subparagraph (a)(9) of this Article NINTH, from the effective date of the Merger and prior to the Restriction Termination Date, no Person shall Beneficially Own or Constructively Own shares of the outstanding Capital Stock in excess of the Ownership Limit.

               (B) Except as provided in subparagraph (a)(9) of this Article NINTH, from the effective date of the Merger and prior to the Restriction Termination Date, any Transfer that, if effective, would result in any Person Beneficially Owning or Constructively Owning Capital Stock in excess of the Ownership Limit shall be void ab initio as to the Transfer of that number of shares of Capital Stock which would be otherwise Beneficially or Constructively Owned by such Person in excess of the Ownership Limit; and the intended transferee shall acquire no rights in such shares of Common Stock or Preferred Stock in excess of the Ownership Limit.

               (C) Except as provided in subparagraph (a)(9) of this Article NINTH, from the effective date of the Merger and prior to the Restriction Termination Date, any Transfer that, if effective, would result in the Capital Stock being Beneficially Owned by fewer than 100 Persons (determined without reference to any rules of attribution) shall be void ab initio; and the intended transferee shall acquire no rights in such shares of Common Stock or Preferred Stock.

               (D) Except as provided in subparagraph (a)(9) of this Article NINTH, from the effective date of the Merger and prior to the Restriction Termination Date, any Transfer of shares or other event or transaction involving Capital Stock that, if effective, would result in the Corporation being "closely held" within the meaning of
     Section 856(h) of the Code shall be void ab initio as to the Transfer of that number of shares or other event or transaction of Capital Stock which would cause the Corporation to be "closely held" within the meaning of Section 856(h) of the Code; and the intended transferee shall acquire no rights in such shares of Common Stock or Preferred Stock in excess of the Ownership Limit.

          (3) (A) If, notwithstanding the other provisions contained in this Article NINTH, at any time after the effective date of the Merger and prior to the Restriction Termination Date, there is a purported Transfer or other event such that any Person would Beneficially Own or Constructively Own Capital Stock in excess of the Ownership Limit, then, except as otherwise provided in subparagraph
     (a)(9), each such share of Common Stock or Preferred Stock which, when taken together with all other Capital Stock, would be in excess of the Ownership Limit (rounded up to the nearest whole share), shall automatically be converted into one share of Excess Stock, as further described in subparagraph (a)(3)(C) below and such shares of Excess Stock shall be automatically transferred to the Trustee as trustee for the Trust. The Corporation shall issue fractional shares of Excess Stock if required by such conversion ratio. Such conversion shall be effective as of the close of business on the business day prior to the date of the Transfer or other event.

               (B) If, notwithstanding the other provisions contained in this Article NINTH, at any time after the effective date of the Merger and prior to the Restriction Termination Date, there is a purported Transfer or other event which, if effective, would cause the Corporation to become "closely held" within the meaning of
     Section 856(h) of the Code, then each share of Common Stock or Preferred Stock being Transferred or which are otherwise affected by such event and which, in either case, would cause, when taken together with all other Capital Stock, the Corporation to be "closely held" within the meaning of Section 856(h) of the Code (rounded up to the nearest whole share) shall automatically be converted into one share of Excess Stock, as further described in subparagraph (a)(3)(C) of this Article NINTH, and such shares of Excess Stock shall be automatically transferred to Trustee as trustee for the Trust. The Corporation shall issue fractional shares of Excess Stock if required by such conversion ratio. Such conversion shall be effective as of the close of business on the business day prior to the date of the Transfer or other event.

               (C) Upon conversion of Common Stock or Preferred Stock into Excess Stock pursuant to this subparagraph (a)(3) of this Article NINTH, Common Stock shall be converted into Excess Common Stock and Preferred Stock shall be converted into Excess Preferred Stock.

          (4) If the Board of Directors or its designees shall at any time determine in good faith that a Transfer or other event has taken place in violation of subparagraph (a)(2) of this Article NINTH or that a Person intends to acquire or has attempted to acquire Beneficial Ownership or Constructive Ownership of any shares of Capital Stock in violation of subparagraph (a)(2) of this Article NINTH, the Board of Directors or its designees may take such action as it or they deem advisable to refuse to give effect to or to prevent such Transfer or other event, including, but not limited to, refusing to give effect to such Transfer or other event on the books of the Corporation or instituting proceedings to enjoin such Transfer or other event or transaction; provided, however, that any Transfers or attempted Transfers (or, in the case of events other than a Transfer, Beneficial Ownership or Constructive Ownership) in violation of subparagraphs (a)(2)(A), (B), (C) and (D) of this Article NINTH shall be void ab initio and any Transfers or attempted Transfers (or, in the case of events other than a Transfer, Beneficial Ownership or Constructive Ownership) in violation of subparagraphs (a)(2)(A), (B), and (D) shall automatically result in the conversion described in subparagraph (a)(3), irrespective of any action (or non-action) by the Board of Directors or its designees.

          (5) Any Person who acquires or attempts to acquire shares of Capital Stock in violation of subparagraph (a)(2) of this Article NINTH, or any Person who is a transferee such that Excess Stock results under subparagraph (a)(3) of this Article NINTH, shall immediately give written notice to the Corporation of such event and shall provide to the Corporation such other information as the Corporation may request in order to determine the effect, if any, of such Transfer or attempted Transfer or other event on the Corporation's status as a REIT.

          (6) From the effective date of the Merger and prior to the Restriction Termination Date:

               (A) Every Beneficial Owner or Constructive Owner of more than 5%, or such lower percentages as required pursuant to regulations under the Code, of the outstanding Capital Stock of the Corporation shall, before January 30 of each year, give written notice to the Corporation stating the name and address of such Beneficial Owner or Constructive Owner, the general ownership structure of such Beneficial Owner or Constructive Owner, the number of shares of each class of Capital Stock Beneficially Owned or Constructively Owned, and a description of how such shares are held.

               (B) Each Person who is a Beneficial Owner or Constructive Owner of Capital Stock and each Person (including the stockholder of record) who is holding Capital Stock for a Beneficial Owner or Constructive Owner shall provide on demand to the Corporation such information as the Corporation may request from time to time in order to determine the Corporation's status as a REIT and to ensure compliance with the Ownership Limit.

          (7) Subject to subparagraph (a)(12) of this Article NINTH, nothing contained in this Article NINTH shall limit the authority of the Board of Directors to take such other action as it deems necessary or advisable to protect the Corporation and the interests of its stockholders by preservation of the Corporation's status as REIT and to ensure compliance with the Ownership Limit.

          (8) In the case of an ambiguity in the application of any of the provisions of subparagraph (a) of this Article NINTH, including any definition contained in subparagraph (a)(1), the Board of Directors shall have the power to determine the application of the provisions of this subparagraph (a) with respect to any situation based on the facts known to it.

          (9) The Board of Directors upon receipt of a ruling from the Internal Revenue Service or an opinion of tax counsel in each case to the effect that the restrictions contained in subparagraphs
     (a)(2)(A), (B), (C) and (D) of this Article NINTH will not be violated, may exempt a Person from the Ownership Limit:

               (A) (i) if such Person is not an individual for purposes of Section 542(a)(2) of the Code, or (ii) if such Person is an underwriter which participates in a public offering of Common Stock or Preferred Stock for a period of 90 days following the purchase by such underwriter of the Common Stock or Preferred Stock, or (iii) in such other circumstances which the Board of Directors determines are appropriately excepted from the Ownership Limit, and

               (B) the Board of Directors obtains such representations and undertakings from such Person as are reasonably necessary to ascertain that no individual's Beneficial Ownership and Constructive Ownership of Capital Stock will violate the Ownership Limit and agrees that any violation or attempted violation will result in such Common Stock or Preferred Stock being converted into shares of Excess Stock in accordance with subparagraph (a)(3) of this Article NINTH.

          (10) From the effective date of the Merger and until the Restriction Terminate Date, each certificate for the respective class of Capital Stock shall bear the following legend:

          The shares of Capital Stock represented by this certificate are subject to restrictions on transfer for the purpose of the Corporation's maintenance of its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended from time to time (the "Code"). Transfers in contravention of such restrictions shall be void ab initio. Unless excepted by the Board of Directors of the Corporation, no Person may (1) Beneficially Own or Constructively Own shares of Capital Stock in excess of 6% (other than members of the Simon Family Group, whose relevant percentage is 24%) of the value of any class of outstanding Capital Stock of the Corporation, or any combination thereof, determined as provided in the Corporation's Charter, as the same may be amended from time to time (the "Charter"), and computed with regard to all outstanding shares of Capital Stock and, to the extent provided by the Code, all shares of Capital Stock issuable under existing Options and Exchange Rights that have not been exercised; or (2) Beneficially Own Capital Stock which would result in the
          Corporation being "closely held" under Section 856(h) of the Code. Unless so excepted, any acquisition of Capital Stock and continued holding of ownership constitutes a continuous representation of compliance with the above limitations, and any Person who attempts to Beneficially Own or Constructively Own shares of Capital Stock in excess of the above limitations has an affirmative obligation to notify the Corporation immediately upon such attempt. If the restrictions on transfer are violated, the transfer will be void ab initio and the shares of Capital Stock represented hereby will be automatically converted into shares of Excess Stock and will be transferred to the Trustee to be held in trust for the benefit of one or more Qualified Charitable Organizations, whereupon such Person shall forfeit all rights and interests in such Excess Stock. In addition, certain Beneficial Owners or Constructive Owners must give written notice as to certain information on demand and on an annual basis. All capitalized terms in this legend have the meanings defined in the Charter. The Corporation will mail without charge to any requesting stockholder a copy of the Charter, including the express terms of each class and series of the authorized capital stock of the Corporation, within five days after receipt of a written request therefor.

          (11) If any provision of this Article NINTH or any application of any such provision is determined to be invalid by any federal or state court having jurisdiction over the issues, the validity of the remaining provisions shall not be affected, and other applications of such provision shall be affected only to the extent necessary to comply with the determination of such court.

          (12)    Nothing  in  this  Article  NINTH  shall  preclude   the
     settlement of any transaction entered into through the facilities of the New York Stock Exchange.

          (b) (1) Upon any purported Transfer or other event that results in Excess Stock pursuant to subparagraph (a)(3) of this Article NINTH, such Excess Stock shall be deemed to have been transferred to the Trustee as trustee of the Trust for the exclusive benefit of one or more Qualifying Charitable Organizations as are designated from time to time by the Board of Directors with respect to such Excess Stock. Shares of Excess Stock held in trust shall be issued and outstanding stock of the Corporation. The Purported Record Transferee or Purported Record Holder and the Purported Beneficial Transferee or Purported Beneficial Holder shall have no rights in such Excess Stock, except such rights to certain proceeds upon Transfer of shares of Excess Stock or upon any voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of, the Corporation as are expressly set forth herein.

          (2) Excess Stock shall be entitled to dividends in an amount equal to any dividends which are declared and paid with respect to shares of Common Stock or Preferred Stock from which such shares of Excess Stock were converted. Any dividend or distribution paid prior to discovery by the Corporation that shares of Common Stock or Preferred Stock have been converted into Excess Stock shall be repaid to the Corporation upon demand for delivery to the Trustee. The recipient of such dividend shall be personally liable to the Trust for such dividend. Any dividend or distribution declared but unpaid shall be rescinded as void ab initio with respect to such shares of Common Stock or Preferred Stock and shall automatically be deemed to have been declared and paid with respect to the shares of Excess Stock into which such shares of Common Stock or Preferred Stock shall have been converted.

          (3) In the event of any voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of, the Corporation, (i) subject to the preferential rights of the Preferred Stock, if any, as may be determined by the Board of Directors and the preferential rights of the Excess Preferred Stock, if any, each holder of shares of Excess Common Stock shall be entitled to receive, ratably with each other holder of Common Stock and Excess Common Stock that portion of the assets of the Corporation available for distribution to the holders of Common Stock or Excess Common Stock as the number of shares of the Excess Common Stock held by such holder bears to the total number of shares of Common Stock and the number of shares of Excess Common Stock then outstanding and
     (ii) each holder of shares of Excess Preferred Stock shall be entitled to receive that portion of the assets of the Corporation which a holder of the shares of Preferred Stock that were converted into such shares of Excess Preferred Stock would have been entitled to receive had such shares of Preferred Stock remained outstanding. Notwithstanding the foregoing, distributions shall not be made to holders of Excess Stock except in accordance with the following sentence. The Corporation shall distribute to the Trustee, as holder of the Excess Stock in trust, on behalf of the Beneficiaries any such assets received in respect of the Excess Stock in any liquidation, dissolution or winding up of, or any distribution of the assets of the Corporation. Following any such distribution, the Trustee shall distribute such proceeds between the Purported Record Transferee or Purported Record Holder, as appropriate, and the Qualified Charitable Organizations which are Beneficiaries in accordance with procedure for distribution of proceeds upon Transfer of Excess Stock set forth in subparagraph (b)(5) of this Article NINTH; provided, however, that with respect to any Excess Stock as to which no Beneficiary shall have been determined within 10 days following the date upon which the Corporation is prepared to distribute assets ("Undesignated Excess Stock"), any assets that would have been distributed on account of such Undesignated Excess Stock had a Beneficiary been determined shall be distributed to the holders of Common Stock and the Beneficiaries of the Trust designated with respect to shares of Excess Common Stock, or to the holders of Preferred Stock and the Beneficiaries of the Trust designated with respect to shares of Excess Preferred Stock as determined in the sole discretion of the Board of Directors.

          (4) Excess Stock shall be entitled to such voting rights as are ascribed to shares of Common Stock or Preferred Stock from which such shares of Excess Stock were converted. Any voting rights exercised prior to discovery by the Corporation that shares of Common Stock or Preferred Stock have been converted into Excess Stock shall be rescinded and recast as determined by the Trustee.

          (5) (A) Following the expiration of the ninety day period referred to in subparagraph (b)(6) of this Article NINTH, Excess
     Stock shall be transferable by the Trustee to any Person whose Beneficial Ownership or Constructive Ownership of shares of Capital Stock outstanding, after giving effect to such Transfer, would not result in the shares of Excess Stock proposed to be transferred constituting Excess Stock in the hands of the proposed transferee. A Purported Record Transferee or, in the case of Excess Stock resulting from any event other than a purported Transfer, the Purported Record Holder shall have no rights whatsoever in such Excess Stock, except that such Purported Record Transferee or, in the case of Excess Stock resulting from any event other than a purported Transfer, the Purported Record Holder, upon completion of such Transfer, shall be entitled to receive the lesser of a price per share for such Excess Stock not in excess (based on the information provided to the Corporation in the notice given pursuant to this subparagraph
     (b)(5)(A)) of (x) the price per share such Purported Beneficial Transferee paid for the Common Stock or Preferred Stock in the purported Transfer that resulted in the Excess Stock, or (y) if the Purported Beneficial Transferee did not give value for such shares of Excess Stock (through a gift, devise or other transaction), a price per share of Excess Stock equal to the Market Price of the Common Stock or Preferred Stock on the date of the purported Transfer that resulted in the Excess Stock. Upon such transfer of any interest in Excess Stock held by the Trust, the corresponding shares of Excess Stock in the Trust shall be automatically converted into such number of shares of Common Stock or Preferred Stock (of the same class as the shares that were converted into such Excess Stock) as is equal to the number of shares of Excess Stock, and such shares of Common Stock or Preferred Stock (of the same class as the shares that were converted into such Excess Stock) as is equal to the number of shares of Excess Stock, and such shares of Common Stock or Preferred Stock shall be transferred of record to the proposed transferee of the Excess Stock. If, notwithstanding the provisions of this Article NINTH, under any circumstances, a Purported Transferee receives an amount for shares of Excess Stock that exceeds the amount provided by the formula set forth above, the Purported Transferee must pay the excess to the Trust. Prior to any transfer resulting in Common Stock or Preferred Stock being converted into Excess Stock, the Purported Record Transferee and Purported Beneficial Transferee, jointly, or Purported Record Holder and Purported Beneficial Holder, jointly, must give written notice to the Corporation of the date and sale price of the purported Transfer that resulted in Excess Stock or the Market Price on the date of the other event that resulted in Excess Stock. Prior to a Transfer by the Trustee of any shares of Excess Stock, the intended transferee must give advance notice to the Corporation of the information (after giving effect to the intended Transfer) required under subparagraph (a)(6), and the Corporation must have waived in writing its purchase rights, if any, under subparagraph (b)(6) of this Article NINTH. The Board of Directors may waive the notice requirements of this subparagraph in such circumstances as it deems appropriate.

               (B) Notwithstanding the foregoing, if the provisions of paragraph (b)(5) of this Article NINTH are determined to be void or invalid by virtue of any legal decision, statue, rule or regulation, then the Purported Beneficial Transferee or Purported Beneficial Holder of any shares of Excess Stock may be deemed, at the option of the Corporation, to have acted as an agent on behalf of the Trust, in acquiring or holding such shares of Excess Stock and to hold such shares of Excess Stock in trust on behalf of the Trust.

          (6) Shares of Excess Stock shall be deemed to have been offered for sale by the Trust to the Corporation, or its designee, at a price per share of Excess Stock equal to the lesser of:

               (A) (i) in the case of Excess Stock resulting from a purported Transfer, (x) the price per share of the Common Stock or Preferred Stock in the transaction that created such Excess Stock (or, in the case of devise or gift, the Market Price of the Common Stock or Preferred Stock at the time of such devise or gift), or (y) in the absence of a notice from the Purported Record Transferee or Purported Record Holder and Purported Beneficial Transferee to the Corporation within ten days after request therefor, such price as may be determined by the Board of Directors in its sole discretion, which price per share of Excess Stock shall be equal to the lowest Market Price of Common Stock or Preferred Stock (whichever resulted in Excess Stock) at any time prior to the date the Corporation, or its designee, accepts such offer; or

                     (ii) in the case of Excess Stock resulting from an event other than a Purported Transfer, (x) the Market Price of the Common Stock or Preferred Stock on the date of such event, or (y) in the absence of a notice from the Purported Record Holder and Purported Beneficial Holder to the Corporation within ten days after request therefor, such price as may be determined, by the Board of Directors in its sole discretion, which price shall be the lowest Market Price for shares of Common Stock or Preferred Stock (whichever resulted in Excess Stock) at any time from the date of the event resulting in Excess Stock and prior to the date the Corporation, or its designee, accepts such offer, and

               (B)   the  Market  Price of the Common Stock  or  Preferred
     Stock on the date the Corporation, or its designee, accepts such offer. The Corporation shall have the right to accept such offer for a period of ninety days after the later of (i) the date of the Transfer which resulted in such shares of Excess Stock and (ii) the date the Board of Directors determines in good faith that a Transfer or other event resulting in shares of Excess Stock has occurred, if the Corporation does not receive a notice of such Transfer or other event pursuant to subparagraph (a)(5) of this Article NINTH.

     TENTH: Whenever the Corporation shall have the obligation to purchase Units and shall have the right to choose to satisfy such obligation by purchasing such Units either with cash or with Common Stock, the determination whether to utilize cash or Common Stock to effect such purchase shall be made by majority vote of the Independent Directors.

     ELEVENTH: The duration of the Corporation shall be perpetual. The Corporation shall be subject to termination at any time by the vote of the holders of a majority of the outstanding shares of Common Stock, Class B Common Stock, Class C Common Stock, and Series A Preferred Stock entitled to vote thereon.

     TWELFTH: In the event any term, provision, sentence or paragraph of the Charter of the Corporation is declared by a court of competent jurisdiction to be invalid or unenforceable, such term, provision, sentence or paragraph shall be deemed severed from the remainder of the Charter, and the balance of the Charter shall remain in effect and be enforced to the fullest extent permitted by law and shall be construed to preserve the intent and purposes of the Charter. Any such invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such term, provision, sentence or paragraph of the Charter in any other jurisdiction.

     IN WITNESS WHEREOF, I have signed these Articles of Incorporation, acknowledging the same to be my act, on September 14, 1993.

Witness:

/s/ Elizabeth                   /s/ James J. Winn, Jr.
Monetti
Elizabeth Monetti               James J. Winn, Jr.
     SECOND:   (a)  As of immediately before the amendment the total number  of shares of stock of all classes which the Corporation has authority to issue  is

412,000,000  shares, of which shares 246,000,000 are Common  Stock,  12,000,000 are  Class  B  Common  Stock,  4,000,000 are  Series  A  Preferred  Stock,  and

150,000,000 are Excess Stock.

                (b)   As  amended the total number of shares of  stock  of  all

classes which the Corporation has authority to issue is 650,000,000 shares,  of which  383,996,000  shares  are  Common Stock (par  value  $.0001  per  share),

12,000,000 shares are Class B Common Stock (par value $.0001 per share),  4,000 shares  are Class C Common Stock (par value $.0001 per share), 4,000,000 shares are  Series  A  Preferred Stock (par value $.0001 per share),  and  250,000,000 shares are Excess Stock (par value $.0001 per share).

               (c)  The aggregate par value of all shares having a par value is

$41,200.00 before the amendment and $65,000.00 as amended.

                (d)   The  shares of stock of the Corporation are divided  into

classes,  and the amendment contains a description, as amended, of each  class,

including  the  preferences,  conversion  and  other  rights,  voting   powers,

restrictions,  limitations  as  to dividends,  qualifications,  and  terms  and conditions of redemption.

     THIRD:  The foregoing amendment to the Charter of the Corporation has been approved  by  a majority of the entire Board of Directors and by the  requisite number of shares entitled to vote on the matter.

     IN  WITNESS WHEREOF, SIMON PROPERTY GROUP, INC. has caused these  presents to  be  signed in its name and on its behalf by its President and witnessed  by its Secretary on August 7, 1996.




WITNESS:                        SIMON PROPERTY GROUP, INC.



  /s/ James M. Barkley          By  /s/ David Simon
James M. Barkley, Secretary       David Simon, President




      THE UNDERSIGNED, President of SIMON PROPERTY GROUP, INC., who executed on behalf of the Corporation the foregoing Articles of Amendment and Restatement of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment and Restatement to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.




                                 By  /s/ David Simon
                                   David Simon
                                   President



===============================================================================
EXHIBIT 3.3
===========
                          SIMON DeBARTOLO GROUP, INC.
                            ARTICLES SUPPLEMENTARY


     SIMON DeBARTOLO GROUP, INC., a Maryland corporation having its principal office in Baltimore City, Maryland (the corporation) hereby certifies to the Maryland State Department of Assessment and Taxation that:

     FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article Sixth of the Charter of the Corporation, the Board of Directors has duly reclassified 9,200,000 shares of the Common Stock (par value S.0001 per share) (.Common Stock.) of the Corporation into 9,200,000 shares of a class designated as 8-3/4% Series P Cumulative Redeemable Preferred Stock (par value $.0001 per share) of the Corporation (.Series B Preferred Stock.) and has provided for the issuance of such shares.

     SECOND: The reclassification increases the number of shares classified as Series B Preferred Stock from no shares immediately prior to the reclassification to 9,200,000 shares immediately after the reclassification. The reclassification decreases the number of shares classified as common Stock from 383,996,000 shares immediately prior to the reclassification to 374,796,000 shares immediately after the reclassification.

     THIRD: The following is a description of the Series B Preferred Stock of the Corporation. The paragraphing cross references in the description of the Series B Preferred Stock of the Corporation is consistent with it becoming paragraph (c-3) of Article SIXTH of the Charter of the Corporation.

     (c-3) Subject in all cases to the provisions of Article NINTH of the Charter of the Corporation with respect to Excess Stock, the following i~ a description of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of Series B Preferred Stock of the Corporation:

     (1) The designation of 8-3/4S Series B Preferred Stock described in
Article FIRST of the related Articles Supplementary shall be   Series B
Cumulative Redeemable Preferred Stock (par value S.0001 per share).. The number of shares of Series B Preferred Stock to be authorized shall be 9,200,000.

     (2) All shares of Series B Preferred Stock redeemed, purchased, exchanged, unissued or otherwise acquired by the Corporation shall be retired and canceled and, upon the taking of any action required by applicable law, shall be restored to the status of authorized but unissued shares of capital stock and reclassified as Common Stock and may thereafter be issued or reclassified, but not as series B Preferred Stock.

     (3) The Series B Preferred Stock Shall, with respect to dividend rights, rights upon liquidation, winding up orissolution, and redemption rights, rank
(A) junior to any other class or
series of preferred stock hereafter duly established by the Board of Director of the Corporation, the terms of which shall specifically provide that such series shall rank prior to the Series B Preferred Stock as to the payment of dividends, distribution of assets upon liquidation and redemption rights (the Senior Preferred Stock), (B) pariuassu with the Series A Preferred Stock of the Corporation, par value $.0001 per share, and any other class or eerie. of preferred stock hereafter duly established by the Board of Director" of the Corporation, the terms of which shall specifically provide that such class or series shall rank paripassu with the Series Preferred Stock as to the payment of dividends, distribution of assets upon liquidation and redemption rights (the
Parity Preferred Stock) and (C) prior to any other class or series of preferred stock or other class or series of capital stock of or other equity interests in the Corporation, including, without limitation, all classes of the common stock of the Corporation, whether now - or hereafter created (all of "such classes or series of capital stock and other equity interests of the Company, including, without limitation, the Common Stock, the Class B Common Stock, $.OOO1 par value, of the Corporation (the ''Class B Common Stock), the Class C Common
Stock, $.0001 par value, of the Corporation (the "Class C Common Stock") are collectively referred to herein as the ("Junior Stock").

(4) (A) Subject to the rights of series of Preferred Stock which may from time to time come into existence, holders of the then outstanding Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 52.1875 per annum per
share. Such dividends shall accrue      and be cumulative from the date of
original issue and shall be payable in equal amounts quarterly in arrears on the last day of March, June, September and December or, if not a business day, the next succeeding business day (each, a Distribution Payment DateOs). The first dividend, which will be paid on December 31, 1996, will be for more than a full quarter. Such first dividend and any dividend distribution payable on Series Preferred Stock for any partial distribution period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Distributions will be payable to holders of record as they appear in the share records of the Corporation at the close of business on the applicable record date, which shall be on the first day of the calendar month in which the applicable Distribution Payment Date falls on or on such other date designated by the Board of Directors of the Corporation for the payment of distributions that is not more than 30 nor less than 10 days prior to such Distribution Payment Date (each, a Distribution Record Date").

     (B) Dividends on Series B Preferred Stock will accrue and be cumulative whether or not the Corporation has earnings, whether or not there are funds legally available for the payment of such distributions and whether or not such distributions are earned, declared or authorized. No interest, or sum of money in lieu of interest, shall be payable in respect of any distribution payment or payments on Series B Preferred Stock which may be in arrears. Dividends paid on the Series B Preferred Stock ~n an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a per share basis among all such shares at the time outstanding.

     (C) If, for any taxable year, the Corporation elects to designate as capital gain distributions (as defined in Section a57 of the Internal Revenue Code of 1986, as amended, or any successor revenue code or section (the OCode") any portion (the Capital Gains Amount) of the total distributions (as determined for federal income tax purposes) paid or made available for the year to holders of all classes of capital stock (the Total Distributions), then the portion of the Capital Gains Amount that shall be allocable to holders of Series B Preferred Stock shall be in the same percentage that the total distributions paid or made available to the holders of Series B Preferred Stock for the year bears to the Total Distributions.

     (D) If any shares of Series B Preferred Stock are outstanding, no distributions shall be declared or paid or set apart for payment on any shares of any other series of Preferred Stock of the Corporation ranking, as to distributions, on a parity with or junior to Series B Preferred Stock for any period unless full cumulative distribution-s have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payments on shares of Series B Preferred Stock for all past distribution periods and the then current distribution period. When distributions are not paid in full (or a sum sufficient for such full payment is not set apart) upon the shares of Series B Preferred Stock and the shares of any other series of Preferred Stock ranking on parity as to distributions with shares of Series B Preferred Stock, all distributions declared upon shares of Series B Preferred Stock and any other series of Preferred Stock ranking on a parity as to distributions with Series B Preferred Stock shall be declared pro rata so that the amount of distributions declared per share on Series B Preferred Stock and such other series of Preferred Stock shall in all cases bear to each other the same ratio that accrued distributions per share on Series B Preferred Stock and such other series of Preferred Stock bear to each other.

     (E) Except as provided in subparagraph (c3)(4)(D) of Article SIXTH, unless full cumulative distributions on shares of Series B Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for payment for all past distribution periods and the then current distribution period, no distributions (other than in shares of Common Stock or other capital stock ranking junior to Series B Preferred Stock as to distributions and upon liquidation) shall be declared or paid aside for payment or other distribution shall be declared or made upon the shares of Common Stock or any other capital stock of the Corporation ranking junior to or on a parity with Series B Preferred Stock as to distributions or upon liquidation, nor shall any shares of Common Stock or any other capital stock of the Corporation ranking junior to or on a parity with Series B Preferred Stock as to distributions or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any such capital stock) by the Corporation (except by conversion into or exchange for other capital stock of the Corporation ranking junior to Series B Preferred Stock as to distributions and amounts upon liquidation).

     (f) Any distribution payment made on shares of Series B Preferred Stock shall first be credited against the earliest accrued but unpaid distribution due with respect to shares of Series B Preferred Stock which remain payable.


     (G) No distributions on the Series B Preferred    Stock shall be
authorized by the Board of Directors of the Corporation or be paid or set apart for payment by the Corporation at such time a" the terms and provisions of any agreement of the Corporation, including any agreement relating to its indebtedness, prohibits such authorization, payment or setting apart for payment or provides that such authorization, payment or setting apart for payment would constitute a breach thereof or a default thereunder if such authorization or payment shall be restricted or prohibited by law.

     (H) Except as provided in this subparagraph (c -3)(4), the Series B Preferred Stock shall not be entitled to participate in the earnings or assets of the Corporation.

     (5) (A) Subject to the rights of series of Preferred Stock which may from time to time come into existence, upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, then, before any distribution or payment shall be made to the holders of any Junior Stock, the borders of shares of Series B Preferred Stock shall be entitled to receive out of assets of the Corporation legally available for distribution to stockholders, liquidation distributions in the amount of the liquidation preference of $25.00 per share in cash or property having a fair market value
as determined by the Board of      Directors valued at $25.00 per share, plus
an amount equal to all distributions accrued and unpaid at the date of such liquidation, dissolution or winding up. After payment of the full amount of the liquidating distributions to which they are entitled, the holders of shares of Series B Preferred Stock will have no right or claim to any of the remaining assets of the Corporation. In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the available assets of the Corporation are insufficient to pay the amount of the liquidation distributions on all outstanding shares of Series B Preferred Stock and the corresponding amounts payable on all shares of Parity Preferred Stock, then the holders of shares of Series B Preferred Stock and Parity Preferred Stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

     5) A consolidation or merger of the Corporation with or into any other entity or entities, or a sale, lease, transfer, conveyance or disposition of all or substantially all of the assets of the Corporation or a statutory share exchange in which stockholders of the Corporation may participate, shall not be deemed to be a liquidation, dissolution or winging up of the affairs of the Corporation within the meaning of this subparagraph (c3)(5) of Article SIXTH.

     (6) (A) Shares of Series B Preferred Stock are not redeemable prior to September 29, 2006. On and after September 29, 2006, the Corporation at its option upon not less than 30 nor more than 60 days' written notice, may redeem outstanding shares of Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of 525.00 per share, plus an amount equal to all distributions accrued and unpaid thereon to the date fixed for redemption, without interest to the extent the Corporation will have funds legally available therefor. The redemption price of shares of Series B Preferred Stock (other than the portion hereof consisting of accrued and unpaid distributions) is payable solely out of proceeds from the sale of other capital stock of the Corporation, which may include Common Stock, Preferred Stock, depository shares, interests, participationOs or other ownership interests in the Corporation however designated, and any rights (other than debt securities converted into or exchangeable for capital stock), warrants or options to purchase any thereof, and not from any other source. Holders of shares of Series 8 Preferred Stock to be redeemed shall surrender such shares of Series B Preferred Stock at the place designated in such notice and shall be entitled to the redemption price and any accrued and unpaid distributions - payable upon such redemption following such surrender. If fewer than all of the outstanding shares of Series B Preferred Stock are to be redeemed, the number of shares to be redeemed will be determined by the Corporation and such shares may be redeemed pro rata from the holder of record of such shares in proportion to the number of such shares held by such holders (with adjustments to avoid redemption of fractional shares or by lot in a manner determined by the Corporation.

(B) Unless cumulative distributions on all shares of Series B Preferred Stock and Parity Stock shall have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof for payment for all past distribution periods and the current distribution period, no shares of Series B Preferred Stock or Parity Stock shall be redeemed unless all outstanding shares of Series B Preferred Stock and Parity Preferred Stock are simultaneously redeemed; the foregoing shall not prevent the purchase or acquisition of shares of Series B Preferred Stock or Parity Stock pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of Series B Preferred Stock or Parity Preferred Stock, a~ the case may be. Furthermore, unless full cumulative distributions on all outstanding shares of Series B Preferred Stock and Parity Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for .the payment thereof set apart for payment for all past distribution periods and the then current distribution period, the Corporation shall not purchase or otherwise acquire directly or indirectly any shares of Series B Preferred Stock or Parity Preferred Stock (except by conversion into or exchange for shares of capital stock of the Corporation ranking junior to Series B Preferred Stock and Parity Preferred Stock as to distributions and upon liquidation).

     (C) Notice of redemption will be given by publication in a newspaper of general circulation in the City of New York, such publication to be made once a week for two successive weeks commencing not less than 30 nor more than 60 days prior to the redemption date. A similar notice will be mailed, postage prepaid, at least 30 days but not more than 90 days before the redemption date, to each holder of record of shares of Series B Preferred Stock at the address shown on the share transfer books of the Corporation. Each notice shall state: (i) the redemption date; (ii) the number of shares of Series B Preferred Stock to be redeemed; (iii) the redemption price per share; (iv) the place or places where certificates for shares of Series B Preferred Stock are to be surrendered for payment of the redemption price; and (v) that distributions on shares of Series B Preferred Stock will cease to accrue on such redemption date. No failure to give such notice or any defect thereto or in the mailing thereof shall affect the validity of the proceeding for the redemption of any Series B Preferred Stock except as to the holder to whom notice was defective or not given. If fewer than all shares of Series B Preferred Stock are to be redeemed, the notice mailed to each. such holder thereof shall also specify the number of shares of Series B Preferred Stock to be redeemed from each such holder. If notice of redemption of any shares of series B Preferred Stock has been given and $f the funds necessary for such redemption have been set aside by the Corporation in trust for the benefit of the holders of shares of Series B Preferred Stock so called for redemption, then from and after the redemption date, distributions will cease to accrue on such shares of Series B Preferred Stock, such shares of Series B Preferred Stock shall no longer be deemed outstanding and all rights of the holders of such shares will terminate, except the right to receive the redemption price.

     (D) The holders of shares of Series B Preferred Stock at the close of business on a Distribution Record Date will be entitled to receive the distribution payable with respect to such shares of Series B Preferred Stock on the corresponding Distribution Payment Date notwithstanding the redemption thereof between such Distribution Record Date and the corresponding Distribution Payment Date or the Corporations default in the payment of the distribution due. Except a~ provided above, the Corporation will make no payment or allowance for unpaid distributions, whether or not in arrears, on shares of Series B Preferred Stock which have been called for redemption.

     (E) Series B Preferred Stock have no stated maturity and will not be subject to any sinking fund or mandatory redemption, except as provided in Article NINTH of the Charter of the Corporation.

     (7) (A) Except as indicated in this subparagraph (c3)(7J of Article SIXTH, except as may be required by applicable law, or, at any time Series B Preferred Stock are listed on a securities exchange, as may be required by the rules of such exchange, the holders of shares of Series B Preferred Stock will have no voting rights.

     (B) If six quarterly distributions (whether or not consecutive) payable on shares of Series B Preferred Stock are in arrears, whether or not earned or declared, the number of directors then constituting the Board of Directors of the Corporation will be increased by two (except as provided in the proviso to paragraph (c) to Article SEVENTH of the Charter), and the holders of shares of Series B Preferred Stock, voicing together as a class with the holders of shares of any other series of Preferred Stock upon which like voting rights have been conferred and are exercisable (any such ocher series, the "voting Preferred Stock"), will have the right to elect two directors to serve on the Corporation's Board of Directors at any annual meeting of stockholders or a special meeting of the holders of Series B Preferred Stock and such other Voting Preferred Stock called by the holders of record of ~t least 10% of any
series of Preferred Stock so in arrears      (unless such request is received
less than 90 days before the date fixed for the next annual or special meeting of the stockholders), until all such distributions have been declared and paid or set aside for payment. The term of office of all directors so elected will terminate with the termination of such voting rights.

     (C) The approval of two-thirds of the outstanding Series" B Preferred Stock voting as a single class is required in order to i) amend, alter or repeal any provision of the relevant Articles Supplementary or Charter, whether by merger, consolidation or otherwise (an "Event n ) SO as to materially and adversely affect the rights, preferences, privileges or voting power of the holders of shares of Series B Preferred Stock, provided, however, an Event will not be deemed to materially and adversely affect such rights, preferences, privileges ox voting powers of the Series B Preferred Stock, in each such case, where each share of Series B Preferred Stock remains outstanding without a material change to its terms and rights or is converted into or exchanged for preferred stock of the conversion and other restrictions, limitations as and terms or conditions of that of a share of authorize, reclassify, create, issued amount of any class or surviving entity having preferences, rights, privileges, voting powers, to distributions, qualifications redemption thereof identical to Series B Preferred Stock, or (ii) or increase the authorized or series of stock having rights senior to Series B Preferred Stock with respect to the payment o' distributions or amounts upon liquidation, dissolution or winding up of the affairs of the Corporation or to create, authorize or issue any obligation or security convertible into or evidencing the right to purchase such shares. However, the Corporation may create additional classes of Parity Preferred Stock and Junior Stock, increase the authorized number of shares of Parity Preferred Stock and Junior Stock and issue additional series of Parity Preferred Stock and Junior Stock without the consent of any holder of Series B Preferred Stock or Voting Preferred Stock.

     (D) Except as provided above .and as required by law, or, at any time Series B Preferred Stock are listed on a securities exchange, as may be required by the rules of such exchange, the holders of Series B Preferred Stock are not entitled to vote on any merger or consolidation involving the Corporation, on any share exchange or on a sale of all or substantially all of the assets of the Corporation.

     (E) In any matter in which the Series B Preferred Stock are entitled to vote (as provided in this subparagraph (c-3)(7), as may be required by law or as required by the rules of any securities exchange on which the Series B Preferred Stock are listed, including any action by written consent, each share of Series B Preferred Stock shall be entitled to one vote.

      (8) The shares of Series B Preferred Stock are not convertible into or exchangeable for any other property or securities of the Corporation, except that each share of Series B Preferred Stock is convertible into Excess Stock as provided in Article NINTH of the Charter of the Corporation.

     IN WITNESS WHEREOF, SIMON DeBARTOLO GROUP, INC, has caused these Articles Supplementary to be signed in its and on its behalf by its Chief Executive Officer and witnessed by its Secretary on September , 1996


WITNESS:                           SIMON DEBARTOLO GROUP, INC.

/s/  James M. Barkley                        By:  /s/  David Simon
James M. Barkley                              David Simon
Secretary                                Chief Executive Officer







          THE UNDERSIGNED, Chief Executive Officer of SIMON DeBARTOLO
GROUP, INC., who executed on behalf of the Corporation the Articles Supplementary of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corpora act of said corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.



                                        /s/ David Simon
                                        David Simon
===============================================================================
EXHIBIT 10.8
============

SCHEDULE TO EXHIBIT

The following restated indemnity agreement is substantially identical in terms to those between Simon DeBartolo Group, Inc., and each of:

1.   David Simon
2.   Herbert Simon
3.   Melvin Simon
4.   Birch Bayh
5.   William T. Dillard, II
6.   Terry S. Prindiville
7.   Randolph L. Foxworthy
8.   William J. Garvey
9.   James A. Napoli
10.  John R. Neutzling
11.  James M. Barkley
12.  Stephen E. Sterrett

Only one copy of such document is being filed in accordance with EDGAR regulations. The attached version was signed by J. Albert Smith.


RESTATED INDEMNITY AGREEMENT

     THIS RESTATED INDEMNITY AGREEMENT ("Agreement") dated as of August 9, 1996, by and between Simon DeBartolo Group, Inc., a Maryland corporation (the "Corporation"), and J. Albert Smith, Jr. (the "Indemnity").

RECITALS

     WHEREAS, the Charter and Bylaws of the Corporation, as the same have been amended and restated, provide for indemnification by the Corporation of its directors and officers as provided therein, and the Indemnitee has agreed to serve as a director and/or officer of the Corporation or has been serving and continues to serve as a director and/or officer of the Corporation in part in reliance on such provision;

     WHEREAS, to provide Indemnitee with additional contractual assurance of protection against personal liability in connection with certain proceedings described below, the Corporation desires to enter into this Agreement;

     WHEREAS, the Maryland General Corporation Law (the "Maryland Statute") expressly recognizes that the indemnification provisions of the Maryland Statute are not exclusive of any other rights to which a person seeking indemnification may be entitled under the Charter or Bylaws of the Corporation, a resolution of stockholders or directors, an agreement or otherwise, and this Agreement is being entered into pursuant to and in furtherance of the Charter and Bylaws of the Corporation, as permitted by the Maryland Statute and as authorized by the Charter and the Board of Directors of the Corporation;

     WHEREAS, the Corporation (aka "Simon Property Group, Inc.") and the Indemnitee are parties to a certain Indemnity Agreement dated as of December 1, 1993 ("Prior Agreement"), and in conjunction with the completion of the merger of a subsidiary of the Corporation with and into DeBartolo Realty Corporation, the Corporation and Indemnitee wish to restate the Prior Agreement in its entirety;

     WHEREAS, in order to induce the Indemnitee to serve or continue to serve as a director and/or officer of the Corporation and in consideration of the Indemnitee's so serving, the Corporation desires to indemnify the Indemnitee and to make arrangements pursuant to which the Indemnitee may be advanced or reimbursed expenses incurred by Indemnitee in certain proceedings described below, according to the terms and conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing recitals and of Indemnitee's serving or continuing to serve the Corporation as a director and/or officer, the parties agree to restate the Prior Agreement in its entirety and replace it with this Agreement as follows:


1.    Indemnification.

     (a) In accordance with the provisions of subsection (b) of this Section 1, the Corporation shall hold harmless and indemnify the Indemnitee against any and all expenses, liabilities and losses (including, without limitation, investigation expenses and expert witnesses' and attorneys' fees and expenses, judgments, penalties, fines, ERISA excise taxes and amounts paid or to be paid in settlement) actually incurred by the Indemnitee (net of any related insurance proceeds or other amounts received by Indemnitee or paid by or on behalf of the Corporation on the IndemnityOs behalf, in connection with any threatened, pending or completed action, suit, arbitration or proceeding (or any inquiry or investigation, whether brought by or in the right of the Corporation or otherwise, that Indemnitee in good faith believes might lead to the institution of any such action, suit, arbitration or proceeding), whether civil, criminal, administrative or investigative, or any appeal therefrom, in which the Indemnitee is or becomes a party or a witness or other participant, or is threatened to be made a party or witness or other participant, (a "Proceeding") based upon, arising from, relating to, or by reason of the fact that Indemnitee is, was, shall be, or shall have been a director and/or officer of the Corporation or is or was serving, shall serve, or shall have served at the request of the Corporation as a director, officer, partner, trustee, employee, or agent ("Affiliate Indemnitee") of another foreign or domestic corporation or non-profit corporation, cooperative, partnership, joint venture, trust, or other incorporated or unincorporated enterprise (each, a "Company Affiliate").

     (b) In providing the foregoing indemnification, the Corporation shall, with respect to a Proceeding, hold harmless and indemnify the Indemnitee to the fullest extent required by the Maryland Statute and to the fullest extent permitted by the Express Permitted Indemnification Provisions (as hereinafter defined) of the Maryland Statute. For purposes of this Agreement, the Express Permitted Indemnification Provisions of the Maryland Statute shall mean indemnification as permitted by Section 2418(b) of the Maryland Statute or by any amendment thereof or other statutory provisions expressly permitting such indemnification which is adopted after the date hereof (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law required or permitted the Corporation to provide prior to such amendment).

     (c) Without limiting the generality of the foregoing, the Indemnitee shall be entitled to the rights of indemnification provided in this Section 1 for any expenses actually incurred in any Proceeding initiated by or in the right of the Company unless the Indemnitee shall have been adjudged to be liable to the Company.

     (d) If Indemnitee is entitled under this Agreement to indemnification by the Corporation for some or a portion of the Indemnified Amounts but not, however, for all of the total amount thereof, the Corporation shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

     2. Other Indemnification Arrangements. The Maryland Statute and the Charter and Bylaws of the Corporation permit the Corporation to purchase and maintain insurance or furnish similar protection or make other arrangements, including, but not limited to, providing a trust fund, letter of credit, or surety bond ("Indemnification Arrangements") on behalf of the Indemnitee against any liability asserted against him or her or incurred by or on behalf of him or her in such capacity as a director or officer of the Corporation or an Affiliated Indemnitee, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Agreement or under the Maryland Statute, as it may then be in effect. The purchase, establishment, and maintenance of any such Indemnification Arrangement shall not in any way limit or affect the rights and obligations of the Corporation or of the Indemnitee under this Agreement except as expressly provided herein, and the execution and delivery of this Agreement by the Corporation and the Indemnitee shall not in any way limit or affect the rights and obligations of the Corporation or the other party or parties thereto under any such Indemnification Arrangement. All amounts payable by the Corporation pursuant to this Section 2 and Section 1 hereof are herein referred to as "Indemnified Amounts."

3. Advance Payment of Indemnified Amounts.

     (a) The Indemnitee hereby is granted the right to receive in advance of a final, non-appealable judgment or other final adjudication of a Proceeding (a "Final Determination") the amount of any and all expenses, including, without limitation, investigation expenses, expert witness' and attorney's fees and other expenses expended or incurred by the Indemnitee in connection with any Proceeding or otherwise expended or incurred by the Indemnitee (such amounts so expended or incurred being referred to as "Advanced Amounts").

     (b) In making any written request for Advanced Amounts, the Indemnitee shall submit to the Corporation a schedule setting forth in reasonable detail the dollar amount expended or incurred and expected to be expended. Each such listing shall be supported by the bill, agreement, or other documentation relating thereto, each of which shall be appended to the schedule as an exhibit. In addition, before the Indemnitee may receive Advanced Amounts from the Corporation, the Indemnitee shall provide to the Corporation (i) a written affirmation of the Indemnitee's good faith belief that the applicable standard of conduct required for indemnification by the Corporation has been satisfied by the Indemnitee, and (ii) a written undertaking by or on behalf of the Indemnitee to repay the Advanced Amount if it shall ultimately be determined that the Indemnitee has not satisfied any applicable standard of conduct. The written undertaking required from the Indemnitee shall be an unlimited general obligation of the Indemnitee but need not be secured. The Corporation shall pay to the Indemnitee all Advanced Amounts within twenty (20) days after receipt by the Corporation of all information and documentation required to be provided by the Indemnitee pursuant to this paragraph.

4. Procedure for Payment of Indemnified Amounts.

     (a) To obtain indemnification under this Agreement, the Indemnitee shall submit to the Corporation a written request for payment of the appropriate Indemnified Amounts, including with requests documentation and information as is reasonably available to the Indemnitee and reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification. The Secretary of the Corporation shall, promptly upon receipt of such a request for indemnification, advise the Board of Directors in writing that the Indemnitee has requested indemnification.

     (b) The Corporation shall pay the Indemnitee the appropriate Indemnified Amounts unless it is established that the Indemnitee has not met any applicable standard of conduct of the Express Permitted Indemnification Provisions. For purposes of determining whether the Indemnitee is entitled to Indemnified Amounts, in order to deny indemnification to the Indemnitee the Corporation has the burden of proof in establishing that the Indemnitee did not meet the applicable standard of conduct. In this regard, a termination of any Proceeding by judgment, order or settlement does not create a presumption that the Indemnitee did not meet the requisite standard of conduct; provided, however, that the termination of any criminal proceeding by, or a pleading of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the Indemnitee did not meet the applicable standard of conduct.

     (c) Any determination that the Indemnitee has not met the applicable standard of conduct required to qualify for indemnification shall be made (i) either by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties of such action, suit or proceeding; or (ii) by independent legal counsel (who may be the outside counsel regularly employed by the Corporation); provided that the manner in which (and, if applicable, the counsel by which) the right to indemnification is to be determined shall be approved in advance in writing by both the highest ranking executive officer of the Corporation who is not party to such action (sometimes hereinafter referred to as "Senior Officer") and by the Indemnitee. In the event that such parties are unable to agree on the manner in which any such determination is to be made, such determination shall be made by independent legal counsel retained by the Corporation especially for such purpose, provided that such counsel be approved in advance in writing by both the said Senior Officer and Indemnitee and provided further, that such counsel shall not be outside counsel regularly employed by the Corporation. The fees and expenses of counsel in connection with making said determination contemplated hereunder shall be paid by the Corporation, and, if requested by such counsel, the Corporation shall give such counsel an appropriate written agreement with respect to the payment of their fees and expenses and such other matters as may be reasonably requested by counsel.

     (d) The Corporation will use its best efforts to conclude as soon as practicable any required determination pursuant to subparagraph (c) above and promptly will advise the Indemnitee in writing with respect to any determination that the Indemnitee is or is not entitled to indemnification, including a description of any reason or basis for which indemnification has been denied. Payment of any applicable Indemnified Amounts will be made to the Indemnitee within ten (10) days after any determination of the Indemnitee's entitlement to indemnification.

     (e) Notwithstanding the foregoing, Indemnitee may, at any time after sixty
(60) days after a claim for Indemnified Amounts has been filed with the Corporation (or upon receipt of written notice that a claim for Indemnified Amounts has been rejected, if earlier) and before three (3) years after a claim for Indemnified Amounts has been filed, petition a court of competent jurisdiction to determine whether the Indemnitee is entitled to indemnification under the provisions of this Agreement, and such court shall thereupon have the exclusive authority to make such determination unless and until such court dismisses or otherwise terminates such action without having made such determination. The court shall, as petitioned, make an independent determination of whether the Indemnitee is entitled to indemnification as provided under this Agreement, irrespective of any prior determination made by the Board of Directors or independent counsel. If the court shall determine that the Indemnitee is entitled to indemnification as to any claim, issue or matter involved in the Proceeding with respect to which there has been no prior determination pursuant to this Agreement or with respect to which there has been a prior determination that the Indemnitee was not entitled to indemnification hereunder, the Corporation shall pay all expenses (including attorneys' fees and disbursements) actually incurred by the Indemnitee in connection with such judicial determination.

     5    Agreement Not Exclusive: Subrogation etc.

     (a) This Agreement shall not be deemed exclusive of and shall not diminish any other rights the Indemnitee may have to be indemnified or insured or otherwise protected against any liability, loss, or expense by the Corporation, any subsidiary of the Corporation, or any other person or entity under any charter, bylaws, law, agreement, policy of insurance or similar protection, vote of stockholders or directors, disinterested or not, or otherwise, whether or not now in effect, both as to actions in the Indemnitee's official capacity, and as to actions in another capacity while holding such office The Corporation's obligations to make payments of Indemnified Amounts hereunder shall be satisfied to the extent that payments with respect to the same Proceeding (or part thereof) have been made to or for the benefit of the Indemnitee by reason of the indemnification of the Indemnitee pursuant to any other arrangement made by the Corporation for the benefit of the Indemnitee; provided, however, that in no event shall the Indemnitee be required to maintain any other such arrangement or request payment pursuant to any other such arrangement before seeking to be indemnified hereunder.

     (b) In the event the Indemnitee shall receive payment from any insurance carrier or from the plaintiff in any Proceeding against such Indemnitee in respect of Indemnified Amounts after payments on account of all or part of such Indemnified Amounts have been made by the Corporation pursuant hereto, such Indemnitee shall promptly reimburse to the Corporation the amount, if any, by which the sum of such payment by such insurance carrier or such plaintiff and payments by the Corporation or pursuant to arrangements made by the Corporation to Indemnitee exceeds such Indemnified Amounts; provided, however, that such portions, if any, of such insurance proceeds that are required to be reimbursed to the insurance carrier under the terms of its insurance policy, such as deductible or co-insurance payments, shall not be deemed to be payments to the Indemnitee hereunder. In addition, upon payment of Indemnified Amounts hereunder, the Corporation shall be subrogated to the rights of Indemnitee receiving such payments (to the extent thereof against any insurance carrier (to the extent permitted under such insurance policies) or in respect of such Indemnified Amounts and the Indemnitee shall execute and deliver any and all instruments and documents and perform any and all other acts or deeds which the Corporation deems necessary or advisable to secure such rights. Such right of subrogation shall be terminated upon receipt by the Corporation of the amount to be reimbursed by the Indemnitee pursuant to the first sentence of this paragraph.

     6. Insurance Coverage. In the event that the Corporation maintains directors and officers liability insurance to protect itself and any director or officer of the Corporation against any expense, liability or loss, such insurance shall cover the Indemnitee to at least the same extent as any other director or officer of the Corporation.

     7. Establishment of Trust. In the event of a potential business combination or change in control (as contemplated by Article Eighth (a)(4) of the Charter of the Corporation) (collectively, a "Change in Control"), the Corporation shall, upon written request by Indemnitee, create a trust (the "Trust") for the benefit of the Indemnitee and from time to time upon written request of Indemnitee shall fund the Trust in an amount sufficient to satisfy any and all Indemnified Amounts (including, Advanced Amounts) which are actually paid (but not as yet reimbursed) or which Indemnitee reasonably determines from time to time may be payable by the Corporation under this Agreement. The amount or amounts to be deposited in the Trust pursuant to the foregoing funding obligation shall be determined by the independent legal counsel appointed under Section 4 hereof. The terms of the Trust shall provide that following its establishment: (i) the Trust shall not be revoked or the principal thereof invaded without the written consent of the Indemnitee; (ii) the trustee of the Trust shall advance, within twenty (20) days of a request by the Indemnitee, any and all Advanced Amounts to the Indemnitee (and the Indemnitee hereby agrees to reimburse the Trust under the circumstances under which the Indemnitee would be required to reimburse the Corporation under
Section 3(b)(ii) hereof; (iii) the Corporation shall continue to fund the Trust from time to time in accordance with the funding obligations set forth above;
(iv) the trustee of the Trust shall promptly pay to the Indemnitee all Indemnified Amounts for which the Indemnitee shall be entitled to indemnification pursuant to this Agreement; and (v) all unexpended funds in the Trust shall revert to the Corporation upon a final determination by a court of competent jurisdiction in a final decision from which there is no further right of appeal that the Indemnitee has been fully Indemnified under the terms of this Agreement. The Trustee of the Trust shall be chosen by the Indemnitee.

     8. Continuation of Indemnity. All agreements and obligations of the (:corporation contained herein shall continue during the period Indemnitee is a director or officer, as the case may be, of the Corporation (or is serving at the request of the Corporation as an Affiliate Indemnitee) and shall continue thereafter so long as Indemnitee shall be subject to any possible Proceeding by reason of the fact that Indemnitee was a director or officer of the Corporation or was serving in any other capacity referred to herein.

     9. Successors: Binding Agreement. This Agreement shall be binding on and shall inure to the benefit of and be enforceable by the Corporation's successors and assigns and by the Indemnitee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. The Corporation shall require any successor or assignee (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Corporation, by written agreement in form and substance reasonably satisfactory to the Corporation and to the Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform if no such succession or assignment had taken place.

     10. Enforcement. The Corporation has entered into this Agreement and assumed the obligations imposed on the Corporation hereby in order to induce the Indemnitee to act as a director or officer as the case may be, of the Corporation, and acknowledges that the Indemnitee is relying upon this Agreement in continuing in such capacity. In the event the Indemnitee is required to bring any action to enforce rights or to collect moneys due under this Agreement and is successful in such action, the Corporation shall reimburse Indemnitee for all of the Indemnitee's fees and expenses (including attorney's fees and expenses) in bringing and pursuing such action. The Indemnitee shall be entitled to the advancement of Indemnified Amounts to the full extent contemplated by Section 3 hereof in connection with such proceeding.

     11. Separability. Each of the provisions of this Agreement is a separate and distinct agreement independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof, which other provisions shall remain in full force and effect.

     12. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in writing signed by Indemnitee and either the Chairman of the Board or the President of the Corporation or another officer of the Corporation specifically designated by the Board of Directors. No waiver by either party at any time of any breach by the other party of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of Maryland, without giving effect to the principles of conflicts of laws thereof The Indemnitee may bring an action seeking resolution of disputes or controversies arising under or in any way related to this Agreement in the state or federal court jurisdiction in which Indemnitee resides or in which his or her place of business is located, and in any related appellate courts, and the Corporation consents to the jurisdiction of such courts and to such venue.

     13. Notices. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, as follows:



If to Indemnitee:

J. Albert Smith, Jr.
Bank One, Indianapolis
111 Monument Circle, Suite 4841
Indianapolis, IN 46204

If to Corporation:

Simon DeBartolo Group, Inc.
115 West Washington Street, Suite 15 East
Indianapolis, IN 46204
Facsimile: (317) 685-7221
Attention: Chief Executive Officer

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     14. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

15. Effectiveness. This Agreement shall be effective as of the date first above witten.

     IN WITNESS WHEREOF, the undersigned; have caused executed as of the day and year first above written.


ATTEST:                       SIMON DEBARTOLO GROUP, INC.

/s/                                By:  /s/  David Simon
Secretary                     David Simon, Chief Executive Officer



WITNESS                       INDEMNITEE

/s/  Debra McDowell                /s/  J. Albert Smith, Jr.
===============================================================================
EXHIBIT 10.53
==============
                                  AMENDED AND
                                   RESTATED

                           ARTICLES OF INCORPORATION

                                      OF

                           SD PROPERTY GROUP, INC .

                                   ARTICLE I

     The name of the corporation (the "Corporation") is: SD PROPERTY GROUP,
INC.

                                  ARTICLE II

     The place in the State of Ohio where its principal office is located in Youngstown, Boardman Township, Mahoning County.

                                  ARTICLE III

     The purpose for which the Corporation is formed is to engage in any lawful act or activity for which corporations may be formed under the General Corporation Law of Ohio, Chapter 1701 of the Ohio Revised Code, as the same may be amended or supplemented from time to time. The Corporation reserves the right, at any time and from time to time, to change its purposes in the manner now or hereafter permitted by statute. Any change of the purposes of the Corporation authorized or approved by the holders of shares entitling them to exercise the proportion of the voting power of the Corporation now or hereafter required by statute shall be binding upon every shareholder of the Corporation as fully as if such shareholder had voted therefor; and no shareholder, notwithstanding that it may have voted against such change of purposes or may have objected in writing thereto, shall be entitled to payment of the fair cash value of its shares.

                                  ARTICLE IV

     A. Classes and Number of Shares. The total number of shares of stock which the Corporation has the authority to issue is 186,850,000 shares, consisting of
(i) 176,850,000 shares of Common Stock, $.01 per value per share ("Common Stock"), and (ii) 10,000,000 shares of Preferred Stock, $.01 par value per share ("Preferred Stock").

     B. Preferred Stock. Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Corporation (the "Board of Directors") is expressly authorized at any time, and from time to time, provide for the issuance of shares of Preferred Stock in or more series and for such consideration (not less than par value) as shall be fixed by resolution or resolutions adopted by the Board of Directors and to adopt amendments the Articles in respect of any unissued or treasury shares of Preferred Stock and thereby to fix or change: the division of such shares into series and the designation and authorized number of shares of each series; the dividend or distribution rate; the dates of payment of dividends or distributions and the dates from which they are cumulative; liquidation price; redemption rights and price; sinking fund requirements; conversion rights; and restrictions on the issuance of shares of any class or series.

C. Common Stock.

     (1) Common Stock Subject to Terms of Preferred Stock. The Common Stock shall be subject to the express terms of the Preferred Stock and any series thereof.

     (2) Dividend Rights. The holders of shares of Common Stock shall be entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor. Until such time as the Corporation determines to discontinue its status as a real estate investment trust ("REIT") under Section 856 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"), in accordance with paragraph (c) of Article VII hereof, the Corporation shall declare and pay such dividends as may be required under the Code to qualify for treatment as, and to maintain the Corporation's status as, a REIT.

     (3) Rights Upon Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of, or any distribution of the assets of, the Corporation, each holder of shares of Common Stock shall be entitled to receive, ratably with each other holder of shares of Common Stock that portion of the assets of the Corporation available for distribution to the holders of the Common Stock.

     (4) Voting Rights. Except as-may be provided in these Articles of Incorporation, the holders of shares of Common Stock shall have the exclusive right to vote on all matters (for which a common shareholder shall be entitled to vote thereon) at all meetings of the shareholders of the Corporation, and shall be entitled to one vote for each share of Common Stock entitled to vote at such meeting.

                                   ARTICLE V

     In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to determine from time to time whether and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of the Corporation, or any of them, shall be open to inspection of shareholders; and, except as so determined, no shareholder shall have any right to inspect any account, book or document of the Corporation other than such rights as may be conferred by applicable law. The Corporation may in its Code of Regulations confer powers upon the Board of Directors in addition to the foregoing and in addition to the powers and authorities expressly conferred upon the Board of Directors by applicable law.




                                  ARTICLE VI

     The number of directors of the Corporation shall be fixed by the Code of Regulations of the Corporation.

                                  ARTICLE VII

     (a) Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of a majority of the then outstanding Common Stock shall be required to amend, repeal or adopt any provision of these Articles of Incorporation.

     (b) Subject to Section (a) of this Article VII, notwithstanding any provision of the Ohio Revised Code requiring for any purpose the vote, consent, waiver or release of the holders of shares of the Corporation entitling them to exercise two-thirds of any other proportion of the voting power of the Corporation or of any class or classes of shares thereof, such action, unless expressly provided otherwise by statute, may be taken by the vote, consent, waiver or release of the holders of shares entitling them to exercise not less than a majority of the voting power of the Corporation or of such class or classes.

     (c) Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of a majority of the then outstanding Common Stock and the approval of the Board of Directors shall be required to terminate the Corporation' status as a RETIE.

                                 ARTICLE VIII

     The Board of Directors shall have the power to cause the Corporation from time to time and at any time to purchase, hold, sell, transfer or otherwise deal with - (a) shares of any class or series issued by it, (b) any security or other obligation of the Corporation which may confer upon the holder thereof the right to convert the same into shares of any class or series authorized by the articles of the Corporation, and (c) any security or other obligation which may confer upon the holder thereof the right to purchase shares of any class or series authorized by the articles of the Corporation. The Corporation shall have the right to repurchase, if and when any shareholder desires to sell, or on the happening of any event is required to sell, shares of any class or series issued by the Corporation. The authority granted in this Article VIII shall not limit the plenary authority of the directors to purchase, hold, sell, transfer or otherwise deal with shares of any class or series, securities, or other obligations issued by the Corporation or authorized by its articles.

                                  ARTICLE IX

     Except as otherwise provided in Article XII of the Amended and Restated Regulations of the Corporation, no shareholder of the Corporation class shall have, as a matter of right, the pre-emptive right to purchase or subscribe for shares of any class, now or hereafter authorized, or to purchase or subscribe for securities or other obligations convertible into or exchangeable for such shares or which by warrants or otherwise entitle the holders thereof to subscribe for or purchase any such share.

                                   ARTICLE X

     No holder of shares of any class of the Corporation shall have the right to cumulate voting power in the election of directors, and the right to cumulate voting powers described in Ohio Revised Code Section 1701.55 is hereby specifically denied to holders of shares of any class of the Corporation.

                                   ARTICLE XI

     (a) Section 1701.831 of the Ohio Revised Code shall not apply to any control share acquisition of shares of the Corporation.

     (b) Chapter 1704 of the Ohio Revised Code shall not apply to the Corporation.

     (c) Section 1707.043 of the Ohio Revised Code shall not apply to the Corporation and its equity securities.

                                  ARTICLE XII

     These amended and restated articles supersede the articles of the Corporation existing at the effective date of these amended and restated articles.




===============================================================================
EXHIBIT 10.54
=============

                       AMENDED AND RESTATED REGULATIONS
                                      OF
                            SD PROPERTY GROUP, INC.

                                   ARTICLE I

                           MEETINGS OF SHAREHOLDERS

     Section 1. Annual Meeting. The annual meeting of the shareholders of the Corporation, for the purpose of electing directors and transacting such other business as may be specified in the notice thereof, shall be held at such place either within or without the State of Ohio as may be specified in such notice, on the second Wednesday of May in each year, if not a legal holiday, or on such other day falling on or before the 30th day thereafter as shall be set by the Board of Directors. Failure to hold an annual meeting does not invalidate the Corporation's existence or affect any otherwise valid corporate acts.

     Section 2. Special Meetings. Special meetings of the shareholders may be called by (i) the Chairman of the Board or the President, or in the case of the President's absence, death or disability, the Vice President authorized to exercise the authority of the President; or (ii) the directors by action at a meeting, or a majority of the directors acting without a meeting. Except as otherwise provided in the Articles of Incorporation, special meetings shall be called by the Secretary upon written request of shareholders holding of record 50% or more of all shares outstanding and entitled to vote thereat. Any such request for a special meeting shall state the purpose or purposes of the meeting. Special meetings of the shareholders may be held at such time and place, either within or without the State of Ohio, as may be designated in the notice thereof.

     Section 3. Notice of Meetings. Except as otherwise provided by law or unless waived, a written notice of each annual or special meeting stating the time and place and the purposes thereof shall be personally delivered or mailed to each shareholder of record entitled to notice thereof, not more than sixty days nor less than seven days before any such meeting. If mailed, such notice shall be addressed to the shareholder at his address as it appears upon the records of the Corporation. Notice of adjournment of a meeting need not be given if the time and place to which it is adjourned are fixed and announced at such meeting.

     Section 4. Quorum. The holders of record of shares entitling them to exercise a majority of the voting power of the Corporation, present in person or by proxy, shall constitute a quorum for all purposes, at any meeting of shareholders, except when a greater proportion is required by law, the articles of incorporation of the Corporation and any amendments made thereto from time to time ("Articles of Incorporation") or these Regulations. At any meeting at which a quorum is present, all questions and business which shall come before the meeting shall be determined by the vote of the holders of a majority of the shares entitled to vote thereon held by shareholders present in person or by proxy at the meeting, except when a different proportion is required by law, the Articles of Incorporation or these Regulations. At any meeting, whether a quorum is present or not, the holders of a majority of the voting shares held by shareholders present in person or by proxy may adjourn from time to time and from place to place without notice other than by announcement at the meeting. At any such adjourned meeting at which a quorum is present, any business may be transacted which could have been transacted at the meeting as originally noticed or held.

     Section 5. Shareholder Proposals. All proposals of shareholders shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a share-holder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 60 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the earlier of (i) the close of business on the 7th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made or (ii) the date of the meeting. Nothing contained in this Section 5 shall be interpreted to require the Corporation to include in proxy materials, if any, distributed by it to its shareholders any shareholder proposal, whether or not timely notice has been given, or to recognize any such proposal as a proper subject for shareholder action at any meeting.

                                  ARTICLE II

                              B0ARD OF DIRECTORS

     Section 1. Authority of Directors. Except where the law, the Articles of Incorporation or these Regulations require action to be authorized or taken by the shareholders, all of the authority of the Corporation shall be exercised, and the business and affairs of the Corporation shall be managed, by or under the direction of the directors. Directors need not be shareholders of the Corporation.

     Section 2. Number of Directors. Unless changed in accordance with the provisions of Section 3 of this Article II, the number of directors of the Corporation shall be fixed at thirteen. At each annual meeting of shareholders, each director shall be elected to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his earlier resignation, removal from office or death. If the annual meeting is not held or if one or more directors are not elected thereat, they may be elected at a special meeting called for that purpose.

     Section 3. Change in Number of Directors. The number of directors may be fixed or changed only by the affirmative vote of the holders of record of at least a majority of the voting power of the Corporation at a meeting of shareholders called for that purpose and for the purpose of electing directors. No reduction in the number of directors shall of itself have the effect of shortening the term of any incumbent director.

     Section 4. Nominations. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors. Nominations of persons for election as directors of the Corporation may be made at a meeting of shareholders (i) by or at the direction of the Board of Directors of by any committee or person appointed by the Board of Directors or
(ii) by any shareholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 4. Any nomination other than those governed by clause (i) of the preceding sentence, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 60 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received no later than the earlier of (i) the close of business on the 7th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made or (ii) the date of the meeting. Such shareholder's notice to the Secretary shall set forth (a) as to each person whom the shareholder proposes to nominate for election as a director (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of any shares of the Corporation which are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations for proxies for election of directors pursuant to any then existing rule or regulation promulgated under the Securities Exchange Act of 1934, as amended; and (b) as to the shareholder giving the notice (i) the name and record address of such shareholder and (ii) the class and number of shares of the Corporation which are beneficially owned by such shareholder. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the qualifications or eligibility of such proposed nominee to serve as a director. No person shall be eligible for election as a director unless nominated as set forth herein. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

     Section 5. Removal of Directors. A director may be removed prior to the expiration of such director's term of office, with or without cause, by the affirmative vote of the holders of at least a majority of the voting power of the Corporation entitled to vote in the election of directors.

     Section 6. Vacancies. Except as otherwise provided in the Articles of Incorporation, the remaining directors, though less than a majority of the whole authorized number of directors, may, by the vote of a majority of their number, fill any vacancy in the Board of Directors however arising for the unexpired term thereof. Any person elected to fill a vacancy in the Board of Directors shall hold office until the expiration of the term of office to which he is elected and until his successor is elected and qualified.

     Section 7. Meetings of the Board. The Board of Directors may, by directors' by-law or resolution, provide for regular meetings of the Board. Special meetings of the Board of Directors may be held at any time upon call of the Chairman of the Board, the President or any two members of the Board. Meetings of the Board of Directors may be held at any place whether within or without the State of Ohio. Written notice of the time and place of each meeting of the Board of Directors shall be given by mailing the same to each director at his last known address at least two days prior to the date of such meeting, or such notice may be personally delivered to each director, left at his residence or usual place of business, or sent by telegraph, facsimile transmission or telephone, not less than twenty-four hours before the meeting, which notice need not specify the purpose of the meeting. Such notice may be waived in writing, either before or after the holding of such meeting, by any director, which writing shall be filed with or entered upon the records of the meeting. The attendance of any director at any such meeting without protesting, prior to or at the commencement of such meeting, the lack of proper notice shall be deemed to be a waiver by him of notice of such meeting. Notice of adjournment of such meeting need not be given if the time and place to which it is adjourned are fixed and announced at such meeting. With respect to both meetings of the Board of Directors and meetings of shareholder, the Chairman shall be the chairman of the meeting; provided, however, that if the Chairman is not present at any such meeting, a chairman shall be elected by a majority of the directors present.

     Section 8. Quorum for Meetings. A majority of the directors of the Corporation, though less than a majority of the whole authorized number of directors, shall constitute a quorum for the transaction of business. The act of a majority of directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Section 9. Compensation of Directors. The Board of Directors may, by resolution, set the annual fees and compensation of directors as well as any fee for attending meetings of the Board of Directors and of any committees of the Board of Directors.

                                  ARTICLE III

                                  COMMITTEES

     The Board of Directors, by resolution adopted by a majority of the whole Board, may appoint three or more directors to constitute one or more committees of directors. The resolution establishing each such committee shall specify a designation by which it shall be known and shall fix its powers and authority. The Board of Directors may delegate to any such committee any of the authority of the Board of Directors, however conferred, other than that of filling vacancies among the directors or in any committee of the directors. The Board of Directors may likewise appoint one or more directors as alternate members of any such committee, who may take the place of any absent member or members at any meeting of such committee. Each such committee shall serve until removed with or without cause, shall act only in the intervals between meetings of the Board of Directors, and shall be subject to the control and direction of the Board of Directors. All actions by any such committees shall be subject to revision and alteration by the Board of Directors provided that no rights of third persons shall be adversely affected by such revision or alteration. An act or authorization of an act by any such committee within the authority delegated to it by the resolution establishing it shall be as effective for all purposes as the act or authorization of the Board of Directors. Any such committee may act by a majority of its members at a meeting or by writing or writings signed by all of its members. Written notice of the time and place of each committee meeting shall be given by mailing the same to each committee member at his last known address at least two days prior to the date of such meeting, or such notice may be personally delivered to each member, left at his residence or usual place of business, or sent by telegraph, facsimile transmission or telephone, not less than twenty four hours before the meeting, which notice need not specify the purpose of the meeting. Such notice may be waived in writing, either before or after the holding of such meeting, by any member, which writing shall be filed with or entered upon the records of the meeting. The attendance by any member at any such meeting without protesting, prior to or at the commencement of the meeting, the lack of proper notice shall be deemed to be a waiver by him of notice of such meeting. Notice of adjournment of a meeting need not be given if the time and place to which it is adjourned are fixed and announced at such meeting. The Board of Directors may likewise appoint other members of any committee who are not members of the Board of Directors who shall act in an advisory capacity but who shall have no vote upon any matter of business before the committee.

                                  ARTICLE IV

                                   OFFICERS

     Section 1. Officers. The officers of the Corporation shall be a President, a Secretary and a Treasurer. The Corporation may also have a Chairman of the Board, a Chief Executive Officer, one or more Vice Presidents, assistant officers and subordinate officers as the Board of Directors may from time to time determine. Any two or more offices may be held by one person, except the offices of the President and Vice President.

     Section 2. Election of Officers. All officers of the Corporation shall be elected annually by the Board of Directors, and shall hold office until removed with-or without cause. The Board of Directors may fill any vacancy in any office occurring from whatever cause.

     Section 3. Authority and Duties of Officers. The officers of the Corporation shall have such authority and shall perform such duties as are determined by the Board of Directors.

                                   ARTICLE V

                  LIMITATION OF LIABILITY AND INDEMNIFICATION

     Section 1. Limitation of Liability. In furtherance and not in limitation of the powers, rights and benefits conferred by applicable law, no person shall be liable to the Corporation for any loss or damage suffered by it on account of any action taken or omitted to be taken by him as a director or officer of the Corporation if such person has performed his duties as a director, including his duties as a member of any committee of the directors upon which he may serve, or as an officer, in good faith, in a manner he reasonably believes to be in or not opposed to the best interests of the Corporation, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In performing his duties, a director or officer shall be entitled to rely on information, opinions, reports, or statements, including financial statements and other financial data, that are prepared o~ presented by: (1) one or more directors, officers or employees of the Corporation whom the director or officer reasonably believes are reliable and competent in the matters prepared or presented; (2) counsel, public accountants, or other persons as to matters that the director or officer reasonably believes are within the person's professional or expert competence; or (3) a committee of the directors upon which he does not serve, duly established in accordance with the provisions of these Regulations, as to matters within its designated authority, which committee the director or officer reasonably believes to merit confidence. A director or officer in determining what he reasonably believes to be in the best interests of the Corporation shall consider the interests of the Corporation's shareholders and, in his discretion may consider (i) the interests of the Corporation's employees, suppliers, creditors and customers; (ii) the economy of the state and nation; (iii) community and societal considerations; and (iv) the long-term as well as short-term interest of the Corporation and its shareholders, including the possibility that these interests may be best served by the continued independence of the Corporation.

     Section 2. Indemnification. (a) In case any person was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, or any investigation or a witness in any of the foregoing, other than any action by or in the right of the Corporation, by reason of the fact that he is or was serving as a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, trustee, officer, employee or agent of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust, or other enterprise, the Corporation shall indemnify such person against expenses, including attorneys' fees, judgments, decrees, fines, penalties, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any matter the subject of a criminal action, suit, or proceeding, he had no reasonable cause to believe that his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, or conviction, or upon a plea of nolo contendere or its equivalent, shall not, itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any matter the subject to a criminal action, suit or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

     (b) In case any person was or is a party, or is threatened to be made a party, to, or is a witness in, -any threatened, pending, or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was serving as a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, trustee, officer, employee or agent of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust, or other enterprise, the Corporation shall indemnify such person against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the Court of Common Pleas, or the Court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the Court of Common Pleas or such other Court shall deem proper.

     (c) To the extent that a director, trustee, officer employee or agent has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in paragraphs (a) and (b) of this Section 2 or in defense of any claim, issue or matter therein, the Corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection therewith.

     (d) Any indemnification under paragraphs (a) and (b) of this Section 2, unless ordered by a court, shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, trustee, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (a) and (b) of this Section 2. Such determination shall be made (i) by a majority vote of a quorum consisting of directors of the Corporation who were not and are not parties to or threatened by or a witness in any such action, suit, or proceeding, or (ii) if such a quorum is not obtainable or if a majority vote of a quorum of disinterested directors so directs, in a written opinion by independent legal counsel other than an attorney, or a firm having associated with it an attorney, who has been retained by or who has performed services for the Corporation, or any person to be indemnified within the last five years, or
(iii) by the shareholders, or (iv) by the Court of Common Pleas or the Court in which such action, suit, or proceeding was brought. Any determination made by the disinterested directors under clause (i) of this paragraph (d) or by independent legal counsel under clause (ii) of this paragraph (d) shall be promptly communicated to the person who threatened or brought the action or suit by or in the right of the Corporation referred to in paragraph (b) of this
Section 2, and if, within ten days after the receipt of such notification, such person shall petition the Court of Common Pleas or the Court in which such action or suit was brought to review the reasonableness of such determination, no action in implementing such determination shall be taken until after the final judgment of such Court has been had and such determination has been modified to the extent necessary to accord with such judgment; provided, however, if, after such ten-day period, such person shall not have petitioned the Court of Common Pleas or the Court in which such action or suit was brought to review the reasonableness of such determination, the Corporation shall proceed to implement such determination.

     (e) Expenses, including attorneys' fees, incurred in defending any action, suit, or proceeding referred to in paragraphs (a) and (b) of this Section 2, with respect to a director or officer of the Corporation, shall, and with respect to all other parties, may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the directors in the specific case upon the receipt of an undertaking by or on behalf of the director, trustee, officer, employee or agent to repay such amount, if it ultimately be determined that he is entitled to be indemnified by the Corporation as authorized in paragraphs (a), (b) and (c) of this Section 2. i

     (f) Notwithstanding the provisions of paragraphs (a), (b), (c) and (d) of this Section 2 and Ohio Revised Code Section 1701.13(E), including subdivisions
(5)(a) and (b) thereof, the rights of Indemnified Parties as defined in Section
5.14 of the Agreement and Plan of Merger dated as of March 26, 1996, as amended, among Simon DeBartolo Group, Inc. (previously named Simon Property Group, Inc.), Day Acquisition Corp. and the Corporation (previously named DeBartolo Realty Corporation) (the "Merger Agreement") to be indemnified or to have expenses, in advance of final disposition, under this Section 2 and Ohio Revised Code Section 1701.13(E) shall be subject to the limitations set forth in Section 5.14 of the Merger Agreement.

     (g) The indemnification provided by this Section 2 shall not apply to the extent it is prohibited by law or is determined by a court of competent jurisdiction to be against public policy. The indemnification provided for in this Article V shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the Articles of Incorporation or any agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as a person who has ceased to be a director, trustee, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

     (h) The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, trustee, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, trustee, officer, employee, or agent of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have indemnified him against such liability under this Section 2.


                                  ARTICLE VI

                                     SEAL

     The Board of Directors may provide for a seal of the Corporation, which shall be circular with the words "SD PROPERTY GROUP, INC.", and "OHIO" surrounding the word "SEAL".



                                  ARTICLE VII

                                  AMENDMENTS

     These Regulations may be amended, or new regulations may be adopted, at a meeting of shareholders held for such purpose, only by the affirmative vote of the holders of shares entitling them to exercise not less than a majority of the voting power of the Corporation on such proposal, or without a meeting by the written consent of the holders of shares entitling them to exercise not less than a majority of the voting power of the Corporation on such proposal.

                                 ARTICLE VIII

                                  FISCAL YEAR

     The Board of Directors shall determine the fiscal year of the Corporation.

                                  ARTICLE IX

                     EXECUTION OF INSTRUMENTS BY OFFICERS

     Any officer of the Corporation may, upon due authorization from the Board of Directors, when necessary, sign, seal with the corporate seal, if any, acknowledge, certify and/or deliver in the name and on behalf of the Corporation, any and all agreements, contracts, notes, mortgages, pledges, undertakings, deeds, bills of sale, instruments of conveyance or transfer, or other documents.

                                   ARTICLE X

                            CERTIFICATES FOR SHARES

     The shares of capital stock of the Corporation shall be represented by certificates signed by the Chairman of the Board, the President or any Vice President and the Secretary or any Assistant Secretary of the Corporation and may be sealed with the seal of the Corporation, if any, or a facsimile thereof.


                                  ARTICLE XI

            ACTIONS BY SHAREHOLDERS OR DIRECTORS WITHOUT A MEETING

     Anything contained in these Regulations to the contrary notwithstanding, except as provided in Article VII, any action which may be authorized or taken at a meeting of the shareholders or of the directors or of a committee of the directors, as the case may be, may be authorized or taken without a meeting with the affirmative vote or approval of, and in a writing or writings signed by, all the shareholders who would be entitled to notice of a meeting of the shareholders held for such purpose, or all the directors, or all the members of such committee of the directors, respectively, which writings shall be filed with or entered upon the records of the Corporation.

                                  ARTICLE XII

                  RESTRICTIONS ON TRANSFER; RIGHTS OF REFUSAL

     Section 1. Restriction on Transfer. No shareholder other than Simon DeBartolo Group, Inc. (a "Shareholder") shall sell, assign, convey, give, pledge, hypothecate or otherwise transfer (collectively "TransferO any shares now held or hereafter acquired by him ("Shares") except as authorized by this Article.

     Section 2. Right of First Refusal. In the event that a shareholder has a bona fide intention to Transfer all or any part of the shares of the Corporation now held or hereafter acquired by such Shareholder (the "Transferring Shareholder") to a prospective purchaser, assignee, transferee or other recipient (a "Prospective Transferee"), the Transferring Shareholder shall give written notice of such intention to the Corporation and to Simon DeBartolo Group, Inc. ("Simon") and in such notice shall offer to sell such Shares (the Shares subject to such offer are hereinafter called the "Available Shares") to the Corporation and to Simon in accordance with the terms of this Article (hereinafter called the "Notice and Offer"). The Notice and Offer shall be in affidavit form and shall set forth the name and address of the Transferring Shareholder, the number of Available Shares, the name and address of the Prospective Transferee and the terms and the consideration (if any) offered by the Prospective Transferee. The Corporation, as provided in Section 2(a), and Simon, as provided in Section 2(b), shall have the irrevocable prior right and option (hereinafter called the "Right of Refusal") to purchase all, but not less than all, of the Available Shares at [$1,000.00] per share.

     (a) The Corporation may exercise the Right of Refusal by giving written notice of such exercise to the Transferring Shareholder on or before the thirtieth (30th) day after the Corporation shall have received the Notice and Offer from the Transferring Shareholder.

     (b) If the Corporation has not exercised the Right of Refusal to purchase all of the Available Shares as provided in Section 2(a), Simon may exercise the Right of Refusal for the purchase of all, but not less than all, of the Available Shares by giving written notice of such exercise to the Corporation and to the Transferring Shareholder on or before the sixtieth (60th) day after Simon shall have received the Notice and Offer.

     (c) If neither the Corporation nor Simon shall have exercised their respective Rights of Refusal before the respective expirations of such Rights of Refusal, the Transferring Shareholder shall have the right, for a period of thirty (30) days after such expiration, to make a bona fide transfer of the Available Shares to the Prospective Transferee named in the Notice and Offer, but only in strict compliance with the terms therein stated. If the Available Shares are not so transferred by the Transferring Shareholder during such thirty (30) day period, all of the restrictions, conditions and obligations imposed by this Article shall again apply to the Available Shares held by such Transferring Shareholder.

     (d) The provisions of this Article shall apply to any Transfer of Shares by operation of law, and the personal representative of a Shareholder upon the death of the Shareholder or any other event resulting in a Transfer shall promptly notify the Corporation and Simon of the death of the Shareholder or other event resulting in a Transfer and shall be required to offer to sell the ShareholderOs Shares to the Corporation and Simon in accordance with and on the terms set forth in this Article.

     (e) Each Shareholder and the Corporation agree and acknowledge that the restrictions on the Transfer of the Shares imposed by this Agreement are imposed to accomplish legitimate purposes of the Corporation, and that such restrictions are not more restrictive than necessary to accomplish those purposes.

     Section 3. Legend. Each certificate for Shares shall include a legend setting forth a summary of the restrictions on transfer contained in this Article or a statement that the Corporation will mail to the Shareholder a copy of this Article without charge within five days after receipt of written request therefor.
===============================================================================
EXHIBIT 10.55
==============

SCHEDULE TO EXHIBIT

The following indemnity agreement is substantially identical in terms to those between Simon DeBartolo Group, Inc., and each of:

1.   Richard Sokolov
2.   Edward J. DeBartolo, Jr.
3.   M. Denise DeBartolo York
4.   G. William Miller
5.   Fredrick W. Petri
6.   Philip J. Ward

Only one copy of such document is being filed in accordance with EDGAR regulations. The attached version was signed by M. Denise DeBartolo York.

                              INDEMNITY AGREEMENT

     THIS INDEMNITY AGREEMENT ("Agreement") dated as of August 9, 1996, by and between Simon DeBartolo Group, Inc., a Maryland corporation (the
"Corporation"), and M. Denise DeBartolo York (the "Indemnitee").

RECITALS

     WHEREAS, the Charter and Bylaws of the Corporation, as the same have been amended and restated, provide for indemnification by the Corporation of its directors and officers as provided therein, and the Indemnitee has agreed to serve as a director and/or officer of the Corporation or has been serving and continues to serve as a director and/or officer of the Corporation in part in reliance on such provision;

     WHEREAS, to provide Indemnitee with additional contractual assurance of protection against personal liability in connection with certain proceedings described below, the Corporation desires to enter into this Agreement;

     WHEREAS, the Maryland General Corporation Law (the "Maryland Statute") expressly recognizes that the indemnification provisions of the Maryland Statute are not exclusive of any other rights to which a person seeking indemnification may be entitled under the Charter or Bylaws of the Corporation, a resolution of stockholders or directors, an agreement or otherwise, and this Agreement is being entered into pursuant to and in furtherance of the Charter and Bylaws of the Corporation, as permitted by the Maryland Statute and as authorized by the Charter and the Board of Directors of the Corporation; and

     WHEREAS, in order to induce the Indemnitee to serve or continue to serve as a director and/or officer of the Corporation and in consideration of the Indemnitee's so serving, the Corporation desires to indemnify the Indemnitee and to make arrangements pursuant to which the Indemnitee may be advanced or reimbursed expenses incurred by Indemnitee in certain proceedings described below, according to the terms and conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing recitals and of Indemnitee's serving or continuing to serve the Corporation as a director and/or officer, the parties agree as follows:

1. Indemnification.

     (a) In accordance with the provisions of subsection (b) of this Section 1, the Corporation shall hold harmless and indemnify the Indemnitee against any and all expenses, liabilities and losses (including, without limitation, investigation expenses and expert witnesses' and attorneys' fees and expenses, judgments, penalties, fines, ERISA excise taxes and amounts paid or to be paid in settlement) actually incurred by the Indemnitee (net of any related insurance proceeds or other amounts received by Indemnitee or paid by or on behalf of the Corporation on the Indemnitee's behalf, in connection with any threatened, pending or completed action, suit, arbitration or proceeding (or any inquiry or investigation, whether brought by or in the right of the Corporation or otherwise, that Indemnitee in good faith believes might lead to the institution of any such action, suit, arbitration or proceeding), whether civil, criminal, administrative or investigative, or any appeal therefrom, in which the Indemnitee is or becomes a party or a witness or other participant, or is threatened to be made a party or witness or other participant, (a "Proceeding") based upon, arising from, relating to, or by reason of the fact that Indemnitee is, was, shall be, or shall have been a director and/or officer of the Corporation or is or was serving, shall serve, or shall have served at the request of the Corporation as a director, officer, partner, trustee, employee, or agent ("Affiliate Indemnitee") of another foreign or domestic corporation or non-profit corporation, cooperative, partnership, joint venture, trust, or other incorporated or unincorporated enterprise (each, a "Company Affiliate").

     (b) In providing the foregoing indemnification, the Corporation shall, with respect to a Proceeding, hold harmless and indemnify the Indemnitee to the fullest extent required by the Maryland Statute and to the fullest extent permitted by the Express Permitted Indemnification Provisions (as hereinafter defined) of the Maryland Statute. For purposes of this Agreement, the Express Permitted Indemnification Provisions of the Maryland Statute shall mean indemnification as permitted by Section 2418(b) of the Maryland Statute or by any amendment thereof or other statutory provisions expressly permitting such indemnification which is adopted after the date hereof (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law required or permitted the Corporation to provide prior to such amendment).

     (c) Without limiting the generality of the foregoing, the Indemnitee shall be entitled to the rights of indemnification provided in this Section 1 for any expenses actually incurred in any Proceeding initiated by or in the right of the Company unless the Indemnitee shall have been adjudged to be liable to the Company.

     (d) If Indemnitee is entitled under this Agreement to indemnification by the Corporation for some or a portion of the Indemnified Amounts but not, however, for all of the total amount thereof, the Corporation shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

     2. Other Indemnification Arrangements. The Maryland Statute and the Charter and Bylaws of the Corporation permit the Corporation to purchase and maintain insurance or furnish similar protection or make other arrangements, including, but not limited to, providing a trust fund, letter of credit, or surety bond ("Indemnification Arrangements") on behalf of the Indemnitee against any liability asserted against him or her or incurred by or on behalf of him or her in such capacity as a director or officer of the Corporation or an Affiliated Indemnitee, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Agreement or under the Maryland Statute, as it may then be in effect. The purchase, establishment, and maintenance of any such Indemnification Arrangement shall not in any way limit or affect the rights and obligations of the Corporation or of the Indemnitee under this Agreement except as expressly provided herein, and the execution and delivery of this Agreement by the Corporation and the Indemnitee shall not in any way limit or affect the rights and obligations of the Corporation or the other party or parties thereto under any such Indemnification Arrangement. All amounts payable by the Corporation pursuant to this Section 2 and Section 1 hereof are herein referred to as "Indemnified Amounts."

3. Advance Payment of Indemnified Amounts.

     (a) The Indemnitee hereby is granted the right to receive in advance of a final, nonappealable judgment or other final adjudication of a Proceeding (a "Final Determination") the amount of any and all expenses, including, without limitation, investigation expenses, expert witness' and attorney's fees and other expenses expended or incurred by the Indemnitee in connection with any Proceeding or otherwise expended or incurred by the Indemnitee (such amounts so expended or incurred being referred to as "Advanced Amounts").

     (b) In making any written request for Advanced Amounts, the Indemnitee shall submit to the Corporation a schedule setting forth in reasonable detail the dollar amount expended or incurred and expected to be expended. Each such listing shall be supported by the bill, agreement' or other documentation relating thereto, each of which shall be appended to the schedule as an exhibit. In addition, before the Indemnitee may receive Advanced Amounts from the Corporation, the Indemnitee shall provide to the Corporation (i) a written affirmation of the Indemnitee's good faith belief that the applicable standard of conduct required for indemnification by the Corporation has been satisfied by the Indemnitee, and (ii) a written undertaking by or on behalf of the Indemnitee to repay the Advanced Amount if it shall ultimately be determined that the Indemnitee has not satisfied any applicable standard of conduct. The written undertaking required from the Indemnitee shall be an unlimited general obligation of the Indemnitee but need not be secured. The Corporation shall pay to the Indemnitee all Advanced Amounts within twenty (20) days after receipt by the Corporation of all information and documentation required to be provided by the Indemnitee pursuant to this paragraph.

 4. Procedure for Payment of Indemnified Amounts.

     (a) To obtain indemnification under this Agreement, the Indemnitee shall submit to the Corporation a written request for payment of the appropriate Indemnified Amounts, including with such requests such documentation and information as is reasonably available to the Indemnitee and reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification. The Secretary of the Corporation shall, promptly upon receipt of such a request for indemnification, advise the Board of Directors in writing that the Indemnitee has requested indemnification.

     (b) The Corporation shall pay the Indemnitee the appropriate Indemnified Amounts unless it is established that the Indemnitee has not met any applicable standard of conduct of the Express Permitted Indemnification Provisions. For purposes of determining whether the Indemnitee is entitled to Indemnified Amounts, in order to deny indemnification to the Indemnitee the Corporation has the burden of proof in establishing that the Indemnitee did not meet the applicable standard of conduct. In this regard, a termination of any Proceeding by judgment, order or settlement does not create a presumption that the Indemnitee did not meet the requisite standard of conduct; provided, however, that the termination of any criminal proceeding by conviction, or a pleading of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the Indemnitee did not meet the applicable standard of conduct.

     (c) Any determination that the Indemnitee has not met the applicable standard Of conduct required to qualify for indemnification shall be made (i) either by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties of such action, suit or proceeding; or (ii) by independent legal counsel (who may be the outside counsel regularly employed by the Corporation); provided that the manner in which (and, if applicable, the counsel by which) the right to indemnification is to be determined shall be approved in advance in writing by both the highest ranking executive officer of the Corporation who is not party to such action (sometimes hereinafter referred to as "Senior Officer") and by the Indemnitee. In the event that such parties are unable to agree on the manner in which any such determination is to be made, such determination shall be made by independent legal counsel retained by the Corporation especially for such purpose, provided that such counsel be approved in advance in writing by both the said Senior Officer and Indemnitee and provided further, that such counsel shall not be outside counsel regularly employed by the Corporation. The fees and expenses of counsel in connection with making said determination contemplated thereunder shall be paid by the Corporation, and, if requested by such counsel, the Corporation shall give such counsel an appropriate written agreement with respect to the payment of their fees and expenses and such other matters as may be reasonably requested by counsel.

     (d) The Corporation will use its best efforts to conclude as soon as practicable any required determination pursuant to subparagraph (c) above and promptly will advise the Indemnitee in writing with respect to any determination that the Indemnitee is or is not entitled to indemnification, including a description of any reason or basis for which indemnification has been denied. Payment of any applicable Indemnified Amounts will be made to the Indemnitee within ten (10) days after any determination of the Indemnitee's entitlement to indemnification.

     (e) Notwithstanding the foregoing, Indemnitee may, at any time after sixty
(60) days after a claim for Indemnified Amounts has been filed with the Corporation (or upon receipt of written notice that a claim for Indemnified Amounts has been rejected, if earlier) and before three (3) years after a claim for Indemnified Amounts has been filed, petition a court of competent jurisdiction to determine whether the Indemnitee is entitled to indemnification under the provisions of this Agreement, and such court shall thereupon have the exclusive authority to make such determination unless and until such court dismisses or otherwise terminates such action without having made such determination. The court shall, as petitioned, make an independent determination of whether the Indemnitee is entitled to indemnification as provided under this Agreement, irrespective of any prior determination made by the Board of Directors or independent counsel. If the court shall determine that the Indemnitee is entitled to indemnification as to any claim, issue or matter involved in the Proceeding with respect to which there has been no prior determination pursuant to this Agreement or with respect to which there has been a prior determination that the Indemnitee was not entitled to indemnification hereunder, the Corporation shall pay all expenses (including attorneys' fees and disbursements) actually incurred by the Indemnitee in connection with such judicial determination.

5. Agreement Not Exclusive; Subrogation Rights, etc.

     (a) This Agreement shall not be deemed exclusive of and shall not diminish any other rights the Indemnitee may have to be indemnified or insured or otherwise protected against any liability, loss, or expense by the Corporation, any subsidiary of the Corporation, or any other person or entity under any charter, bylaws, law, agreement, policy of insurance or similar protection, vote of stockholders or directors, disinterested or not, or otherwise, whether or not now in effect, both as to actions in the Indemnitee's official capacity, and as to actions in another capacity while holding such office. The Corporation's obligations to make payments of Indemnified Amounts hereunder shall be satisfied to the extent that payments with respect to the same Proceeding (or part thereof) have been made to or for the benefit of the Indemnitee by reason of the indemnification of the Indemnitee pursuant to any other arrangement made by the Corporation for the benefit of the Indemnitee; provided, however, that in no event shall the Indemnitee be required to maintain any other such arrangement or request payment pursuant to any other such arrangement before seeking to be indemnified hereunder.

     (b) In the event the Indemnitee shall receive payment from any insurance carrier or from the plaintiff in any Proceeding against such Indemnitee in respect of Indemnified Amounts after payments on account of all or part of such Indemnified Amounts have been made by the Corporation pursuant hereto, such Indemnitee shall promptly reimburse to the Corporation the amount, if any, by which the sum of such payment by such insurance carrier or such plaintiff and payments by the Corporation or pursuant to arrangements made by the Corporation to Indemnitee exceeds such Indemnified Amounts; provided, however, that such portions, if any, of such insurance proceeds that are required to be reimbursed to the insurance carrier under the terms of its insurance policy, such as deductible or co-insurance payments, shall not be deemed to be payments to the Indemnitee hereunder. In addition, upon payment of Indemnified Amounts hereunder, the Corporation shall be subrogated to the rights of Indemnitee receiving such payments (to the extent thereof against any insurance carrier (to the extent permitted under such insurance policies) or plaintiff in respect of such Indemnified Amounts and the Indemnitee shall execute and deliver any and all instruments and documents and perform any and all other acts or deeds which the Corporation deems necessary or advisable to secure such rights. Such right of subrogation shall be terminated upon receipt by the Corporation of the amount to be reimbursed by the Indemnitee pursuant to the first sentence of this paragraph.

     6. Insurance Coverage. In the event that the Corporation maintains directors and officers liability insurance to protect itself and any director or officer of the Corporation against any expense, liability or loss, such insurance shall cover the Indemnitee to at least the same extent as any other director or officer of the Corporation.

     7. Establishment of Trust. In the event of a potential business combination or change in control (as contemplated by Article Eighth (a)(4) of the Charter of the Corporation) (collectively, a "Change in Control"), the Corporation shall, upon written request by Indemnitee, create a trust (the "Trust") for the benefit of the Indemnitee and from time to time upon written request of Indemnitee shall fund the Trust in an amount sufficient to satisfy any and all Indemnified Amounts (including, Advanced Amounts) which are actually paid (but not as yet reimbursed) or which Indemnitee reasonably determines from time to time may be payable by the Corporation under this Agreement. The amount or amounts to be deposited in the Trust pursuant to the foregoing funding obligation shall be determined by the independent legal counsel appointed under Section 4 hereof. The terms of the Trust shall provide that following its establishment: (i) the Trust shall not be revoked or the principal thereof invaded without the written consent of the Indemnitee; (ii) the trustee of the Trust shall advance, within twenty (20) days of a request by the Indemnitee, any and all Advanced Amounts to the Indemnitee (and the Indemnitee hereby agrees to reimburse the Trust under the circumstances under which the Indemnitee would be required to reimburse the Corporation under
Section 3(b)(ii) hereof; (iii) the Corporation shall continue to fund the Trust from time to time in accordance with the funding obligations set forth above;
(iv) the trustee of the Trust shall promptly pay to the Indemnitee all

 Indemnified Amounts for which the Indemnitee shall be entitled to indemnification pursuant to this Agreement; and (v) all unexpended funds in the Trust shall revert to the Corporation upon a final determination by a court of competent jurisdiction in a final decision from which there is no further right of appeal that the Indemnitee has been fully Indemnified under the terms of this Agreement. The Trustee of the Trust shall be chosen by the Indemnitee.

     8. Continuation of Indemnity. All agreements and obligations of the Corporation contained herein shall continue during the period Indemnitee is a director or officer, as the case may be, of the Corporation (or is serving at the request of the Corporation as an Affiliate Indemnitee) and shall continue thereafter so long as Indemnitee shall be subject to any possible Proceeding by reason of the fact that Indemnitee was a director or officer of the Corporation or was serving in any other capacity referred to herein.

     9. Successors: Binding Agreement. This Agreement shall be binding on and shall inure to the benefit of and be enforceable by the Corporation's successors and assigns and by the Indemnitee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. The Corporation shall require any successor or assignee (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Corporation, by written agreement in form and substance reasonably satisfactory to the Corporation and to the Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform if no such succession or assignment had taken place.

     10. Enforcement. The Corporation has entered into this Agreement and assumed the obligations imposed on the Corporation hereby in order to induce the Indemnitee to act as a director or officer, as the case may be, of the Corporation, and acknowledges that the Indemnitee is relying upon this Agreement in continuing in such capacity. In the event the Indemnitee is required to bring any action to enforce rights or to collect moneys due under this Agreement and is successful in such action, the Corporation shall reimburse Indemnitee for all of the Indemnitee's fees and expenses (including attorney's fees and expenses) in bringing and pursuing such action. The Indemnitee shall be entitled to the advancement of Indemnified Amounts to the full extent contemplated by Section 3 hereof in connection with such proceeding.

     11. Separability. Each of the provisions of this Agreement is a separate and distinct agreement independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof, which other provisions shall remain in full force and effect.

     12. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such modification waiver, or discharge is agreed to in writing signed by

 Indemnitee and either the Chairman of the Board or the President of the Corporation or another officer of the Corporation specifically designated by the Board of Directors. No waiver by either party at any time of any breach by the other party of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of Maryland, without giving effect to the principles of conflicts of laws thereof The Indemnitee may bring an action seeking resolution of disputes or controversies arising under or in any way related to this Agreement in the state or federal court jurisdiction in which Indemnitee resides or in which his or her place of business is located, and in any related appellate courts, and the Corporation consents to the jurisdiction of such courts and to such venue.

     13. Notices. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, as follows:

If to Indemnitee:

M. Denise DeBartolo York
7620 Market Street
Youngstown, OH 44513

If to Corporation:

Simon DeBartolo Group, Inc.
115 West Washington Street, Suite 15 East
Indianapolis, IN 46204
Facsimile: (317) 685-7221
Attention: Chief Executive Officer

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     14. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

===============================================================================
EXHIBIT 10.56
==============
                             CONTRIBUTION AGREEMENT

     CONTRIBUTION AGREEMENT, dated as of June 25, 1996 (the "Agreement"), by and among DeBartolo Realty Corporation, an Ohio corporation ("DeBartolo"), as the general partner of DeBartolo Realty Partnership, L.P., a Delaware limited partnership ("DRP"), and, after the consummation of the transactions contemplated hereby and by the Merger Agreement referred to below, as a general partner of SDG (as hereinafter defined) (DRP simultaneously herewith will change its name to Simon DeBartolo Group, L.P. ("SDG"), Simon Property Group, Inc., a Maryland corporation ("Simon"), in its individual capacity and as the general partner of Simon Property Group, L.P., a Delaware limited partnership ("SPG L.P."), and the limited partners of SPG L.P. listed on Schedule A (as supplemented from time to time pursuant to Section 1.2(c) hereof) hereto ("Simon", and, together with Simon, the "Subscribers") .

                                   RECITALS

     (a) Simultaneously with the consummation of the merger of Day Acquisition Corp. ("Subco") with and into DeBartolo (the "Merger") and the other transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 26, 1996, among Simon, Subco and DeBartolo, each Subscriber shall contribute to SDG, and SDG shall accept from each such Subscriber, certain of its respective interests in SPG L.P. (collectively, the "Simon Interests") specified pursuant to Recital (b) below, and in consideration for such contributions by each Subscriber, and in exchange therefor, SDG shall issue to each Subscriber, and each Subscriber shall receive from SDG, certain partnership ' interests in SDG ("Units").

      (b) Each Subscriber shall contribute to SDG, and SDG shall accept from each such Subscriber, the Simon Interests set forth opposite the name of each such Subscriber on Schedule B hereto (as supplemented from time to time pursuant to Section 1.2(c) hereof). SDG shall issue to each Subscriber, and such Subscriber shall receive from SDG, the number of Units set forth opposite the name of each such Subscriber on Schedule C hereto (as supplemented from time to time pursuant to Section 1.2(c) hereof).

     (c) In order to consummate the transactions contemplated by this Agreement at the Closing (as hereinafter defined), (i) the Fourth Amended and Restated Agreement of Limited Partnership of DRP, dated as of April 21, 1994 as heretofore amended (the "DeBartolo Partnership Agreement"), which, among other things, will change the name of DRP to "Simon DeBartolo Group, L.P.," shall be amended and restated substantially in the form attached hereto as Annex A (the "New SDG Partnership Agreement"), and (ii) the Second Amended and Restated Agreement of Limited Partnership of SPG L.P., dated as of' December 30, 1995 (the "Old SPG Partnership Agreement"), shall be amended and restated substantially in the form attached hereto as Annex B (the "New SPG Partnership Agreement").

     (d) Capitalized terms used but not defined herein shall have the respective meanings ascribed to such terms in the Merger Agreement.

     NOW THEREFORE, in consideration of the mutual agreements contained herein, the parties hereby agree as follows:

                                   SECTION 1

                      CONTRIBUTION AND EXCHANGE; CLOSING

     1.1 Contribution and Exchange. Subject to the receipt of the consents specified on Schedule D hereto prior to the Closing in form and substance satisfactory to DeBartolo and Simon, upon the terms and subject to the other conditions of this Agreement, each Subscriber shall contribute to SDG, and SDG shall accept from each such Subscriber, its respective Simon Interests, as set forth opposite the name of each such Subscriber on Schedule B hereto." SDG shall issue to each Subscriber, and each Subscriber shall receive from SDG, the number of Units set forth opposite the name of each such Subscriber on Schedule C hereto' Each of SDG and SPG L.P. shall make a cash flow distribution to their respective partners, the record date for which shall be the close of business on the last day prior to the

____________________

1/   Schedule B sets forth (i) the limited partner interest of each SPG L.P.
Limited   Partner in SPG L.P. being transferred to SDG and (ii) with respect to
Simon's general     partner   interest in SPG L.P. being transferred to SDG,
units representing 10.5% of   the total outstanding units in SPG L.P. P1~ the
assignment of 49.5% of the interest in  the profits of SPG L.P.

2/   Schedule C sets forth the Units being issued to each SPG L.P. Limited
Partner in     SDG as well as the non managing general partner interest being issued to Simon in SDG. It is anticipated that subsequent to the first anniversary of the Closing, Simon will transfer to SDG for no additional
consideration, all of its remaining economic      interest in SPG L.P. other
than units constituting 1% of the total issued and     outstanding units in SPG
L.P. It is also anticipated that 13 months after the Closing,    all Preferred
Units owned by Simon will be transferred to SDG in exchange for the   same
number of Preferred Units in SDG. Effective Time. The amount of each such distribution shall be equal to the amount of each partnership's most recent
prior cash     flow distribution, multiplied by the number of days elapsed
since the record date for     such prior distribution through and including the
Effective Time and divided by 91,  which distribution shall constitute the only
cash flow distribution to be paid in    respect of the period from such prior
record date through and including the Effective   Time. Such distributions
shall be paid in accordance with the respective past   practices of the
partnerships.

     1.2 The Closing. The closing for the contribution of Simon Interests in exchange for Units as provided for hereunder (the "Closing") shall take place concurrently with the consummation of the Merger at the offices of Paul, Weiss, Rifkind, Wharton & Garrison, 1285 Avenue of the Americas, New York, New York. At the Closing:

     (a) Each Subscriber shall deliver to SDG such good and sufficient instruments of conveyance and assignment as SDG and its counsel shall deem reasonably necessary or appropriate to vest in SDG good title in and to the Simon Interests, respectively owned by each such Subscriber, free and clear of all Liens.

     (b) Simon, as the general partner of SPG L.P., DeBartolo, as the managing general partner of SDG, and, to the extent necessary, existing limited partners of SPG L.P. shall deliver a duly executed counterpart of the New SPG Partnership Agreement, pursuant to which (i) SDG agrees to be bound by the terms and conditions of the New SDG Partnership Agreement, and (ii) SDG becomes a limited partner of SPG L.P.

     (c) The New SDG Partnership Agreement shall be executed and delivered by
(i) DeBartolo, as managing general partner of SDG, (ii) the Simon Limited Partners who become limited partners of SDG (to the extent their- signatures are required), (iii) Simon, as non-managing general partner of SDG, and (iv) by existing partners of SDG to the extent required, but in any event, at least a Majority in-Interest (as such terms is defined in the DeBartolo Partnership Agreement) of the limited partners of DRP. In this connection, it is anticipated that other limited partners of SPG L.P. will execute contribution agreements substantially in the form hereof and that at the Closing, Units will be issued to such other limited partners of SPG L.P. in exchange for their respective limited partnership units in SPG L.P. in the same ratio as Units are being issued to the Simon Limited Partners hereunder. Simon shall provide from time to time modified Schedules A, B, C, E and F to reflect the execution and delivery from time to time of additional contribution agreements, whereupon such holders of interests in SPG L.P. shall become SDG Limited Partners for the purposes hereof. Each such additional contribution agreement shall be deemed to constitute a counterpart pursuant to Section 6.7 below. Not less than ten business days prior to the Closing, Simon shall deliver to DeBartolo, SDG and SPG L.P. a final, accurate composite of all counterpart contribution agreements signed by all of the Simon Limited Partners who have signed contribution agreements together with the final forms of Schedules A, B, C, E and F reflecting all of the Simon Limited Partners that have signed Contribution Agreements, the aggregate Simon Interests to be exchanged by such Simon Limited Partners and other aggregate information called for by said Schedules. To the extent such composite Contribution Agreement only reflects the information called for by the preceding sentence, it shall not be deemed to constitute an amendment, waiver or modification of this Agreement for the purposes of Section
6.5 below.

     (d) Any other documents or agreements required to admit the Subscribers as partners of SDG shall be executed and delivered as necessary.

                                   SECTION 2

                REPRESENTATION AND WARRANTIES; INDEMNIFICATION

     2.1 Representations and Warranties of SDG. SDG represents and warrants to each Subscriber that:

     (a) Due Organization and Good Standing. SDG is a limited partnership duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and has the requisite power and authority to carry on its business as now being conducted. SDG is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification or licensing necessary, other than in such jurisdictions where the failure to be so qualified or licensed, individually or in the aggregate, would not have a material adverse effect on the business, financial condition or results of operations of SDG or on the ability of SDG to consummate the transactions contemplated in this Agreement. The DeBartolo Partnership Agreement, a copy of which has been delivered to Simon, as general partner of SPG L.P., has not been amended or modified (except as permitted by the Merger Agreement), annulled, rescinded or revoked since such delivery, and is in full force and effect as of the date hereof; it being understood by the parties hereto that upon the Closing, the DeBartolo Partnership Agreement shall be amended and restated and the agreements and relationships among the partners of SDG shall thereafter be governed by the New SDG Partnership Agreement.


     (b) Authorization and Validity of Agreement. SDG has the requisite partnership power and authority to enter into this Agreement and consummate the transactions contemplated thereby. The execution, delivery and performance of this Agreement by SDG and the consummation by SDG of the transactions contemplated hereby have been duly authorized on behalf of SDG by DeBartolo, as the general partner of SDG. This Agreement has been duly authorized, executed and delivered by DeBartolo, as the general partner of SDG, and, subject to the consent of certain limited partners of SDG as required by the DeBartolo Partnership Agreement (the "S-D Consent"), it constitutes a legal, valid and binding obligation of SDG, enforceable against SDG in accordance with its terms, except that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws at the time in effect affecting the enforceability of rights of creditors and
(ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

     (c) Non-Contravention. The execution, delivery and performance by SDG of this Agreement and the issuance of the Units pursuant to the New SDG
Partnership Agreement do not and will not (i) subject to the obtaining of the S-D Consent, contravene or conflict with the DeBartolo Partnership Agreement or the New SDG Partnership Agreement, (ii) contravene or conflict with or constitute a violation of any provision of any Laws binding upon or applicable to SDG, (iii) require any consent, approval or other action by any Governmental Entity or any other person other than those consents or approvals set forth on Schedule D hereto, (iv) constitute a default under or give rise to any right of termination, cancellation or acceleration of any right or obligation of SDG under any provision of any agreement, contract, indenture, lease or other instrument binding upon SDG or any license, franchise, permit or other similar authorization held by SDG or by which any of SDG's assets may be bound or (v) result in the creation or imposition of any Liens on SDG; provided, however, it is understood that the right of SDG to execute, deliver and perform this Agreement may be deemed to require the consents set forth on Schedule D hereto.

     (d) Litigation. There are no pending actions, suits or proceedings pending or, to the knowledge of DRP, threatened in writing, against or affecting DRP or any of its properties, assets or operations, or with respect to which DRP is responsible by way of indemnity or otherwise that could, individually or in the aggregate, reasonably be likely to have a material adverse effect.

     (e) Units Issued Free and Clear of Liens. All of the Units required to be issued to each Subscriber pursuant to this Agreement shall be validly issued free and clear of any Liens, and each Subscriber shall have all of its respective rights and privileges as provided in the New SDG Partnership Agreement.

     (f) Capitalization. Following the consummation of the transactions contemplated in this Agreement, the number of Units held by each partner of SDG shall be calculated as set forth on Schedule E hereto and the results of such calculation shall be set forth on Exhibit A to the New SDG Partnership Agreement.

     (g) SEC Documents. The Annual Report on Form 10-K of DeBartolo for the year ended December 31, 1995 as filed with the SEC, a copy of which has been delivered to each Subscriber, contains no untrue statement of material fact and does not omit to state any fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     2.2 Representations and Warranties of Simon

          (a) SEC Documents. The Annual Report on Form 10-K of Simon for the year ended December 31, 1995 as filed with the SEC, a copy of which has been delivered to SDG, contains no untrue statement of material fact and does not omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     2.3 Representations and Warranties of Each Subscriber that Is Not a Natural Person. Each Subscriber which is not a natural person represents and warrants to SDG and DeBartolo, as general partner of SDG, and to each other Subscriber that:

          (a) it is an organization duly organized and validly existing in good standing under the laws of its jurisdiction of organization and

          (b) the execution, delivery and performance by such Subscriber of this Agreement and the New SDG Partnership Agreement (i) are within its power and authority and do not and will not contravene or conflict with the certificate or articles of incorporation, by-laws, partnership agreement or other organizational or governance documents of such Subscriber and (ii) have been duly authorized by all necessary action by such Subscriber.

     2.4 Representations and Warranties of All Subscribers. Each Subscriber represents and warrants to SDG and to each other Subscriber as follows:

          (a) Authorization and Validity of Agreement. This Agreement has been duly executed and delivered by such Subscriber and constitutes a legal, valid and binding obligation of such Subscriber, enforceable against such Subscriber in accordance with its terms and the New SDG Partnership Agreement shall be duly executed and delivered by such Subscriber and shall constitute legal, valid and binding obligations of such Subscriber, enforceable against such Subscriber in accordance with its terms, except in each case that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws at the time in effect affecting the enforceability of rights of creditors and (ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

          (b) Non-Contravention. The execution, delivery and performance by such Subscriber of this Agreement and the New SDG Partnership Agreement and the consummation of the transactions contemplated herein and therein by such Subscriber do not and will not (i) contravene or conflict with or constitute a violation of any provision of any Laws binding upon or applicable to such Subscriber, (ii) require any consent, approval or other action by any Governmental Entity or any other person other than those consents or approvals as set forth on Schedule F, or (iii) result in the creation or imposition of any Lien on any of the Simon Interests held by such Subscriber.

          (c) Litigation. There are no pending actions, suits or proceedings pending or, to the knowledge of such Subscriber, threatened in writing, against or affecting such Subscriber or any of its properties, assets or operations; or with respect to which such Subscriber is responsible by way of indemnity or otherwise that could or in any way limit the ability of such Subscriber to consummate the transaction contemplated hereby.

          (d) Access to Information. Such Subscriber acknowledges that it or its representative or agent (i) has been given full and complete access to SDG in connection with this Agreement and the transactions contemplated hereby,
(ii) has had the opportunity to review all documents relevant to its decision to enter into this Agreement and (iii) has had the opportunity to ask questions of SDG and its management concerning its investment in SDG and the transactions contemplated hereby.

          (e) Investment Intent of Each Subscriber. Such Subscriber acknowledges that it understands that the Units to be issued to such Subscriber in exchange for the Simon Interests to be contributed by Subscriber as provided herein (i) shall not be registered under the Securities Act in reliance upon the exemption afforded by Section 4(2) thereof for transactions by an issuer not involving any public offering and (ii) shall not be registered or qualified under any applicable state securities laws. Such Subscriber represents that (i) it is acquiring such Units for investment only and without any view toward distribution thereof and it shall not sell or otherwise dispose of such Units except in compliance with the registration requirements or exemption provisions of any applicable federal or state securities laws and in accordance with the terms of such securities contained in the New SDG Partnership Agreement, as amended, (ii) its economic circumstances are such that it is able to bear all risks of the investment in the Units for an indefinite period of time, including the risk of a complete loss of its investment in the Units, (iii) it has knowledge and experience in financial and business matters sufficient to evaluate the risks of investment in the Units and (iv) it has consulted with its own counsel and tax advisor, to the extent deemed necessary by it, as to all legal and taxation matters covered by this Agreement and has not relied upon DRP, DeBartolo, Simon or any of their respective affiliates, officers and representatives for any explanation of the application of the various federal or state securities laws or tax laws with regard to its acquisition of the Units. Such Subscriber further acknowledges and represents that it has made its own independent investigation of SDG and the business proposed to be conducted by SDG, and that any information relating thereto furnished to such Subscriber was supplied by or on behalf of SDG.

          (f) Ownership and Encumbrance of the Assets.

               (i) Such Subscriber has all right, title and interest in the respective Simon Interests to be contributed to SDG by it free and clear of any Liens. Except as disclosed on Schedule G, such Subscriber has not granted any rights, options or rights of first refusal, or entered into any agreements of any kind that are currently in effect or that have not been waived, to purchase or otherwise acquire such Simon Interests, or any part thereof or any interest therein, except the rights of SDG under this Agreement.

               (ii) Upon consummation of the Closing, SDG shall be the legal owner of the Simon Interests delivered by each such Subscriber free and clear of all Liens.

          (g) Advisors. Such Subscriber has consulted with its own counsel and tax advisor, to the extent such Subscriber deemed necessary, as to the legal and taxation matters associated with this Agreement and the transactions contemplated hereby and has not relied upon DRP, DeBartolo, Simon or any of their respective affiliates, officers and representatives for any explanation of the application of federal or state securities or tax laws with regard to its contribution of the Simon Interests or its receipt of the Units pursuant to the terms hereof.

     2.5 Indemnification. Each Subscriber shall, subject to the limitations hereinafter set forth, indemnify and hold SDG and its partners free and harmless of and from any claim, loss, damage, expense, cost or liability (including, without limitation, reasonable attorneys' fees and disbursements) resulting from its respective breach of any representation or warranty in made by it in Sections 2.3 and 2.4. SDG shall, subject to the limitations hereinafter set forth, indemnify and hold each Subscriber, and its partners, officers and directors (if applicable), free and harmless of and from any claim, loss, damage, expense, cost or liability (including without limitation, reasonable attorneys' fees and disbursements) resulting from a breach of any representation and warranty in Section 2.1. Simon shall, subject to the limitations hereinafter set forth, indemnify and hold SDG and its partners free and harmless of and from any claim, loss, damage, expense, cost or liability (including, without limitation, reasonable attorneys' fees and disbursements) resulting from a breach of any representation or warranty in Section 2.2. SPG L.P. shall, subject to the limitations hereinafter set forth, indemnify and hold SDG and its partners free and harmless of and from any claim, loss, damage, expense, cost or liability (including, without limitation, reasonable attorneys' fees and disbursements) resulting from a breach of any representation or warranty in Section 2.3. Notwithstanding anything to the contrary contained herein, (i) in no event shall the amount that SDG may recover against any Subscriber or that any Subscriber may recover against SDG under or in respect of this Section 2.5 for a breach of any representation or warranty in Sections 2.2, 2.4 or 2.5 hereof exceed the fair market value of the Units issued to such Subscriber, (ii) all obligations and liabilities of each Subscriber under this Agreement are enforceable solely against such Subscriber's Units and not against any of such Subscriber's other assets, any other Subscriber or any assets of any other Subscriber.

     2.6 Transfer Taxes. SDG shall be solely responsible for the payment of any transfer taxes or similar charges imposed by any state, county or municipality in which any of the Simon Interests is located in connection with the contribution of the Simon Interests to SDG. Also at the Closing, and in addition to the delivery of any documents required to be delivered in connection therewith, each Subscriber and SDG shall execute, acknowledge and deliver such returns, questionnaires, certificates, affidavits, declarations and other documents which may be required in connection with the sales taxes and other taxes, fees or charges imposed by any governmental agency in connection with the transactions contemplated hereby, and shall complete, sign and swear to the same as may be necessary.

                                   SECTION 3

                             CONDITIONS TO CLOSING

     3.1 Conditions to Obligations of All Parties. The obligations of DRP and each Subscriber to consummate the Closing are subject to the simultaneous consummation of the Merger, the simultaneous execution and delivery of the New SDG Partnership Agreement (by DeBartolo, as managing general partner of SDG, Simon, as non-managing general partner of SDG, and to the extent required by those limited partners of SPG L.P. who become limited partners of SDG pursuant to the performance of this Agreement and the other Contribution Agreements) and to the simultaneous execution and delivery of the New SPG Partnership Agreement.

     3.2 Conditions to Obligations of SDG. The obligations of DRP to consummate the Closing with respect to a particular Subscriber is subject to the satisfaction of the further conditions that: (i) the representations and warranties of such Subscriber as set forth herein shall be true and correct as of the Closing Date in all material respects with the same force and effect as if made on the Closing Date, (ii) the SD Consent shall have been obtained and
(iii) each Subscriber shall have performed in all material respects all of its obligations thereunder required to be performed by such Subscriber on or prior to the Closing Date.

     3.3 Conditions to Obligations of Each Subscriber. The obligations of each Subscriber to consummate the Closing is subject to the further conditions that:
(i) the representations and warranties of DRP set forth in this agreement shall be true and correct in all material respects as of the Closing Date as though made on the Closing Date, (ii) DRP shall have performed in all material respects all of its obligations thereunder required to be performed by DRP at or prior to the Closing Date, (iii) the requisite partners of DRP shall have consented the execution and delivery of the New SDG Partnership Agreement and to the extent required shall have executed and delivered counterparts of the. New SDG Partnership Agreement at the Closing and (iv) each consent set forth opposite the name of each Subscriber on Schedule F shall have been obtained.


                                   SECTION 4

                                   COVENANTS

     4.1 Further Assurances. SDG and each Subscriber agree, at any time and from time to time after the Closing, to execute, acknowledge where appropriate and deliver such further instruments and documents and to take such other action as the other of them may reasonably request in order to carry out the intents and purposes of this Agreement. The provisions of this Section 4 shall survive the Closing.


                                   SECTION 5

                             CONSENTS TO TRANSFER

     5.1 Consent of Simon Limited Partners. Pursuant to Section 9.1 of the Old SPG Partnership Agreement, the Simon Limited Partners who are parties hereto hereby (i) consent to the contribution to SDG of the Simon Interests of Simon as provided herein and (ii) consents to the admission of SDG as a special limited partner of SPG L.P. pursuant to the Partnership Agreement.

     5.2 Consent of Simon. Pursuant to Section 9.2 of the Old SPG Partnership Agreement, Simon, as the general partner of SPG L.P., hereby (i) consents to the contribution to SDG of the respective Simon Interests of each Simon Limited Partner as provided herein and (ii) consents to the admission of SDG as a limited partner of SPG L.P.


                                   SECTION 6

                                 MISCELLANEOUS

     6.1 Notices. All notices and other communications given or made under this Agreement shall be in writing and shall be deemed to have been duly given or made if delivered personally or sent by registered or certified mail (postage prepaid, return receipt requested) or by telecopier (if written confirmation of receipt is available and provided) to the parties at the following addresses:

          (a)  If to SPG to:

               Simon Realty Corporation
               Merchants Plaza
               115 West Washington Street, Suite 15 East
               Indianapolis, IN 46204

               Attention:     David Simon
                              James M. Barkley, Esq.
               Telecopy: (317) 685-7221

               With a copy to:
               Paul, Weiss, Rifkind, Wharton & Garrison
               1285 Avenue of the Americas
               New York, New York 10019-6064

               Attention:     Toby S. Myerson, Esq.
                         Edwin S. Maynard, Esq.
               Telecopy: (212) 757-3990

          (b) If to each Subscriber, to the address or telecopy number thereof that each Subscriber shall have previously indicated in writing. or such other addresses as shall be furnished by the parties hereto by like notice, and such notice or communication shall be deemed to have been given or made as of the date so delivered or made.

     6.2 Entire Agreement. This Agreement (together with each other Contribution Agreement referred to in Section 1.2(c) above) constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral and written, among the parties hereto with respect to such subject matter.

     6.3 Binding Effect; Benefit. Subject to Section 6.4 hereof, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto, and their respective successors and permitted assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

     6.4 Assignability. This Agreement (a) shall not be assignable by SDG without prior written consent of each Subscriber and (b) shall not be assignable by any Subscriber without the prior written consent of SDG:

     6.5 Amendment; Waiver. No provision of this Agreement may be amended, waived or otherwise modified except by an instrument in writing executed by the parties hereto.

     6.6 Headings. The headings contained in this Agreement are for convenience only and shall not affect the meaning or interpretation of this Agreement.

     6.7 Counterparts. This Agreement may be executed in any number of counterparts, including those executed from time to time by the holders of partnership interests in SPG L.P. referred to in Section 1.2(c) above each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument. Delivery of executed signature pages by telecopier shall be acceptable evidence of delivery to the parties hereto. Delivery of executed signature pages by telecopier shall be followed immediately by delivery of the original signature pages by overnight courier.

     6.8 Limitation of Liability. Any obligation or liability whatsoever of either DeBartolo or Simon or any Subscriber which is a corporation or a partnership which may arise at any time under this Agreement or any other instrument, transaction, or undertaking contemplated hereby shall be satisfied, if at all, out of the assets of the DeBartolo, Simon, SDG or any such other corporation or partnership only. No such obligation or liability shall be personally binding upon, nor shall resort for the enforcement thereof be had to, any of DeBartolo, Simon or SDG's any such other corporation's or partnership's directors, partners, shareholders, officers, employees, or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise.

     6.9 APPLICABLE LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                         DEBARTOLO REALTY PARTNERSHIP, L.P.
                         By:  DEBARTOLO REALTY CORPORATION,
                                 as General Partner

                              By:   /s/ Kim A Rieck___________________
                                   Name:  Kim A. Rieck
                                   Title:    Sr. Vice President


                         SIMON PROPERTY GROUP, INC.

                              By:      /s/ David Simon
                                   Name:  David Simon
                                   Title:    President


                         SUBSCRIBER:

                              By:  /s/  Stephen
                                   WRC Liminted Partnership
                                   420 E. 6th Street
                                   P. O. Box 1598
                                   Topeka, KS  66601

                              By:  /s/
                                   BNW-Rosemont Limited Partnership
                                   c/o Hawthorn Realty
                                   2 N. LaSalle Street
                                   Chicago, IL  60602

                              By:      /s/  D. Andrew Beal
                                   D. Andrew Beal
                                   15570 N. Dallas Parkway, Suite 902
                                   Dallas, TX  75248

                              By:     /s/ Donald E. Boelke
                                   Donald E. Boelke
                                   11134 Estancia Way
                                   Carmel, IN  46032




                              By:       /s/
                                   Brightwood Plaza, Inc.
                                   115 W. Washington Street
                                   Indianapolis, IN  46204

                              By:  /s/  Adrian F. Brown
                                   Adrian F. Brown
                                   4964 Jennings Drive
                                   Carmel, IN  46032

                              By:  /s/
                                   Cordish SPG Investments, LC
                                   c/o The Cordish Co.
                                   300 Water Street
                                   Baltimore, MD  21202

                              By:  /s/  S. Cody Engle
                                   Cody Engle
                                   610 W. Belden Avenue
                                   Chicago, IL  60614

                              By:  /s/
                                   Enterprise-Hutchinson Associates, L.P.
                                   c/o EDA Hutchinson, Inc.
                                   11  E. 44th Street, Suite 1700
                                   New York, NY  10017

                              By:  /s/
                                   Equity-Simon OP LP
                                   2 N. Riverside Plaza, Suite 600
                                   Chicago, IL  60606

                              By:  /s/  David N. Eskenazi
                                   David N. Eskenazi
                                   2220 N. Meridian Street
                                   Indianapolis, IN  46208

                              By:  /s/  Dori L. Eskenazi
                                   Dori L. Eskensazi
                                   2220 N. Meridian Street
                                   Indianapolis, IN  46208

                              By:  /s/  Sidney Eskenazi
                                   Sidney Eskenazi
                                   2220 N. Meridian Street
                                   Indianapolis, IN  46208
                              By:  /s/  Sandra A. Eskenazi
                                   Sandra A. Eskenazi
                                   2220 N. Meridian Street
                                   Indianapolis, IN  46208

                              By:  /s/  Randolph L. Foxworthy
                                   Randolph L. Foxworthy
                                   10565 Coppergate
                                   Carmel, IN  46032

                              By:  /s/  Ruth Freed
                                   Ruth Freed
                                   7564 Noel Road
                                   Indianapolis, IN  46278

                              By:  /s/  William J. Garvey
                                   William J. Garvey
                                   118 Laurelwood
                                   Carmel, IN  46032

                              By:  /s/  Jerome L. Gershman
                                   Jermome L. Gershman
                                   1062 Winterwood
                                   Carmel, IN  46032

                              By:  /s/  Arthur A. Greenberg
                                   Arthur A. Greenberg
                                   2 N. Riverside Plaza, Suite 600
                                   Chicago, IL  60606

                              By:  /s/  Lawrence Greenwald
                                   Lawrence Greenwald
                                   9220 Promentory Road
                                   Indianapolis, IN  46236

                              By:  /s/  Irving Katz
                                   Irving Katz
                                   10640 Winterwood
                                   Carmel, IN  46032

                              By:  /s/  Adele Kraft
                                   Adele Kraft, Trustee, under the Gerald
and Adele Kraft Living Trust, dated
7/31/91
                                   432 Pine Drive
                                   Indianapolis, IN  46260
                              By:  /s/  Gerald Kraft
Gearld Kraft, Trustee, under the Gerald                                    and
Adele Kraft Living Trust, dated                                       7/31/91
                                   432 Pine Drive
                                   Indianapolis, IN  46260

                              By:  /s/  James P. Lee
                                   James P. Lee
                                   4567 William Penn Place
                                   Indianapolis, IN  46256

                              By:  /s/  Peter K. Leeds
                                   Peter K. Leeds
                                   9802 Summerlakes Drive
                                   Carmel, IN  46032

                              By:  /s/  Charles Leibler
                                   Charles Leibler
                                   21 Hawthorne Way
                                   Hartsdale, NY  10530

                              By:  /s/  T. Barrett Lindsey
                                   T. Barrett Lindsey Trust
                                   3536 Twin Lake Ridge
                                   Westlake Village, CA  91361

                              By:  /s/  Sheli Z. Rosenberg
                                   Sheli Z. Rosenberg
                                   2 N. Riverside Plaza, Suite 600
                                   Chicago, IL  60606

                              By:  /s/  Sandord Shkolnik
                                   Sanford Shkolnik
                                   2 N. Riverside Plaza, Suite 600
                                   Chicago, IL  60606

                              By:  /s/  Gerald Spector
                                   Gerald Spector
                                   2 N. Riverside Plaza, Suite 600
                                   Chicago, IL  60606

                              By:  /s/  Leonard J. Weinman
                                   Leonard J. Weinman
                                   449 Bent Tree Lane
                                   Indianapolis, IN  46620

                              By:  /s/  Carroll Weisiger
                                   Carroll Weisiger
                                   832 Wedgewood Lane
                                   Carmel, IN  46033



                                                       Schedule B

                      SIMON INTERESTS OF EACH SUBSCRIBER

                               LIMITED PARTNERS


LIST OF SUBSCRIBERS                     SIMON INTEREST
                                          (number of units)

1.   Mr. Donald Boelke                              32,571
2.   Mr. Adrian F. Brown                              2,022
3.   Mr. Randolph L. Foxworthy                           71,463
4.   Mr. William J. Garvey                               21,200
5.   Mr. Jerome L. Gershman                       158,611
6.   Mr. Lawrence Greenwald                         23,056
7.   Mr. Irving Katz                                67,957
8.   Mrs. Adele Kraft                                 9,798
9.   Mr. Gerald Kraft                             220,225
10.  Mr. James P. Lee                               10,054
11.  Mr. Peter K. Leeds                              5,303
12.  T. Barrett Lindsey Trust                       16,301
13.  Mrs. Ruth Freed                              170,143
14.  Mr. Leonard J. Weinman                         28,539
15.  Mr. Carroll Weisiger                                10,578
16.  Enterprise-Hutchinson Associates, L. P.             89,888
     L.P., a Kansas Limited Partnership
17.  Mr. D. Andrew Beal                           217,416
18.  Mr. Sidney Eskenazi                            19,011
19.  Ms. Dori L. Eskenazi                                11,236
20.  Ms. Sandra A. Eskenazi                         11,236
21.  Mr. David N. Eskenazi                               11,236
22.  Brightwood Plaza, Inc.                              20,225
     an Indiana Corporation
23.  WRC Limited Partnership                        29,213            a Kansas
Limited Partnership
24.  Cordish SPG Investments, LC                         44,944
     a Maryland Limited Liability Company
25.  BNW-Rosemont Limited Partnership                      4,494
     an Illinois Limited Partnership
26.  Mr. S. Cody Engle                               2,120
27.  Mr. Arthur A. Greenberg                         2,120
28.  Mr. Charles Leibler                             3,181
29.  Ms. Sheli Z. Rosenberg                          2,120
30.  Mr. Sanford Shkolnik                                 4,241
31.  Mr. Gerald Spector                              2,120
32.  Equity-Simon OP LP                           195,153



Schedule C

            UNITS OF EACH SUBSCRIBER IN SIMON DeBARTOLO GROUP. L.P.

                                     UNITS

NAME OF SUBSCRIBER                      NUMBER OF UNITS

Donald E. Boelke                                    32,571
Adrian F. Brown                                       2,022
Randolph L. Foxworthy                               71,463
William J. Garvey                                   21,200
Jerome L. Gershman                                158,611
Lawrence Greenwald                                  23,056
Irving Katz                                         67,957
Adele Kraft                                           9,798
Gerald Kraft                                      220,225
James P. Lee                                        10,054
Peter K. Leeds                                        5,303
T. Barrett Lindsey Trust                            16,301
Ruth Freed                                        170,143
Leonard J. Weinman                                  28,539
Carroll Weisiger                                    10,578
D. Andrew Beal                                 19,011
Sidney D. Eskenazi                                  11,236
Dori L. Eskenazi                                    11,236
David N. Eskenazi                                   11,236
Brightwood Plaza, Inc., an Indiana Corporation                20,225
WRC Limited Partnership, a Kansas Limited Partnership         29,213
Cordish SPG Investments, LC,                        44,944
a Maryland Limited Liability Company
BNW-Rosemont Limited Partnership,                          4,494
an Illinois Limited Partnership
S. Cody Engle                                         2,120
Arthur A. Greenberg                                   2,120
Charles Leibler                                            3,181
Sheli Z. Rosenberg                                    2,120
Sanford Shkolnik                                      4,241
Gerald Spector                                        2,120
Equity-Simon OP LP                                195,153


 Schedule D

Required Consents of SDG

     1. Consent required pursuant to (a) the SECOND AMENDED AND RESTATED NEW FACILITY CREDIT AGREEMENT, dated as of March 31, 1994 by and among DeBARTOLO, INC. and THE EDWARD J. DeBARTOLO CORPORATION, as the Borrowers, WELLS FARGO BANK, N.A., as the Issuing Bank, and the Co-Lenders specified therein, and WELLS FARGO REALTY ADVISORS FUNDING, INCORPORATED as the Administrative Agent and (b) the pledge agreements and other documents delivered pursuant thereto.

     2. Consents required pursuant to (a) the SECOND AMENDED AND RESTATED RESTRUCTURING FACILITY CREDIT AGREEMENT, dated as of March 31, 1994 by and among DeBARTOLO, INC. and THE EDWARD J. DeBARTOLO CORPORATION, as the borrowers, and the Co-Lenders specified therein, and WELLS FARGO REALTY ADVISORS FUNDING, INCORPORATED, as the Administrative Agent and (b) the pledge agreements and other documents delivered pursuant thereto.

     3. Consents required to be obtained prior to the consummation of the merger as specified in the Merger Agreement.

 Schedule E

FORMULA FOR DETERMINATION OF SIMON DeBARTOLO
GROUP. L.P. UNITS TO BE OUTSTANDING AFTER THE
MERGER

     1. The DeBartolo Realty Partnership, L.P. General and Limited Partners shall receive a number of Units in Simon DeBartolo Group, L.P. equal to the total number of shares of Simon Property Group, Inc. issued in the Merger to the shareholders DeBartolo Realty Corporation plus the additional number of shares that would have been issued had all Limited Partnership interests outstanding at the Effective Time been exchanged for shares of DeBartolo Realty Corporation pursuant to the Exchange Rights Agreement dated as of April 21, 1994 with a Valuation Date (as defined in the Exchange Rights Agreement) for such hypothetical exercise being the business day preceding Effective Time. Were the closing to have occurred on March 26, 1996, this number would be 61,076,480."

     2. The total number of Units in Simon DeBartolo Group, L.P. to be issued to Simon Property Group, L.P. General and Limited Partners shall be a maximum of 99% of the total number of outstanding Units in Simon Property Group, L.P. as at the date of the Merger. At March 26, 1996, the total number of outstanding units is 95,843,000 and 99% of this number is 94,884,570. The total number of Units issuable to the DeBartolo Realty Partnership, L.P. General and Limited Partners are herein referred to as "DeBartolo units and the total number of Units issuable to the Simon Property Group, L.P. General and Limited Partners are herein called the HSPG Units.""

The methodology used to arrive at this formula and these numbers is as follows. The 61,076,480 Unit number is equal to the total number of shares of Simon Property Group, Inc. that would be issued in the Merger at the exchange ratio if the Merger took place on March 26, 1996 and if all outstanding limited partnership interests in DeBartolo Realty Partnership, L.P. had been exercised in full. The 95,843,000 Unit number is equal to the total number of shares of stock of Sunny that would be outstanding immediately prior to the Merger if it took place on March 26, 1996 if all outstanding Units in the Simon Property Group, L.P. were exercised in full. Since all or almost all of the assets of DeBartolo Realty Corporation and Simon Property Group, Inc. consist of their general partnership interests in the two operating partner ships, the relationship between the shares which would be issued in the Merger if all outstanding limited partnership interests in DeBartolo Realty Corporation were exercised in full to the shares of Simon Property Group, Inc. that would be outstanding immediately prior to the Merger if all Units were converted prior to the Merger establishes the relative values of the two partnerships on March 26, 1996. As a matter of convenience the Simon Property Group, L.P.
Units will be exchanged on a 1-for-1 basis.

     3. Of the DeBartolo Units, a percentage equal to its then percentage interest in the DeBartolo Realty Partnership, L.P. (at present 61.8424%) will be allocated to DeBartolo Realty Corporation as general partner and the remaining Units will be allocated to the DeBartolo Realty Partnership, L.P. limited partners. The number of Units to be issued to each DeBartolo Realty Partnership, L.P. limited partner will be a percentage of the total number of Units to be allocated to the DeBartolo Realty Partnership, L.P. partners equal to the percentage interest that each such limited partner had in the DeBartolo Realty Partnership, L.P. . immediately prior to the Merger. Accordingly, if the Closing took place March 26, 1996, 37,771,158 Units will be allocated to DeBartolo Realty Corporation as general managing partner and 23,305,322 Units will be issued in the aggregate to the DeBartolo Realty Partnership, L.P. limited partners.

     4. The number of Units issued to the Simon Property Group, L.P. general and limited partners will be as follows: (x) one Unit will be issued for each Simon Property Group, L.P. Unit exchanged by a Simon Property Group, L.P. Limited partner and (y) Simon Property Group, Inc., as the general partner of Simon Property Group, L.P., will receive for the economic interests being transferred by it a number of Units equal to the number of Simon Property Group, L.P. Units then owned by it less a number equal to 1 % of the then outstanding Simon Property Group, L.P. Units. Accordingly, if the Closing took place on March 26, 1996, this number would be 58,579,241. (This number is derived by multiplying 95,843,000 by 61.22%, the present percentage interest held by Simon Property Group, Inc. in Simon Property Group, L.P. and subtracting 95,843 Units being 1% of the outstanding Units). To the extent that Simon Property Group, L.P. limited partners do not exchange Simon Property Group, L.P. Units, the Simon Property Group, L.P. Units that would have been issued in respect thereof will not be issued. This would have the effect of increasing the percentage interest in Simon DeBartolo Group, L.P. by DeBartolo Realty Partnership, L.P. partners.

 Schedule F

Required Consents of Subscribers

Partner Consents:

Circle Centre Partners, Ltd.
Re: Circle Centre Mall, Indianapolis, Indiana

Lender Consents:

CIGNA

     1.   Ingram Creek
     2.   Ingram Park Mall
     3.   LaPlaza Mall

Metropolitan Life Insurance Company

     1.   Bloomingdale Court
     2.   Forest Plaza
     3.   Fox River Plaza
     4.   Lake View Plaza
     5.   Lincoln Crossing
     6.   Matteson Plaza
     7.   Regency Plaza
     8.   St. Charles Towne Plaza
     9.   West Ridge Plaza
     10.  White Oaks Plaza

Union Bank of Switzerland

     1.   Circle Centre Mall
     2.   $400 Million Revolving Credit Facility

Marine Midland, Trustee

     1.   Jefferson Valley Mall

Citicorp

     1.   Eastland Mall
     2.   St. Charles Towne Center



Lender Consents cont.:

Principal Group

     1.   Cobblestone Court
     2.   Crystal Court
     3.   Fairfax Court
     4.   Gaitway Plaza
     5.   Ridgewood Court
     6.   Royal Eagle Plaza
     7.   The Plaza at Buckland Hills
     8.   The Yards Plaza
     9.   Village Park Plaza
     10.  West Town Corners
     11.  Westland Park Plaza
     12.  Willow Knolls Court

Revolving Credit Agreement dated as of February 27, 1996, between Melvin Simon Associates, Inc. And Morgan Guaranty Trust Company of New York and Pledge and Security Agreement, also dated as of February 27, 1966, among Melvin Simon & Associates, Inc., Penn Simon Corporation, Naco Simon Corp., Sandy Springs Properties, Inc., Simon Enterprises, Inc. And Morgan Guaranty Trust Company of New York, pursuant to which the Pledgors pledged to the Bank their right to receive cash distributions attributable to their respective limited partnership units in Simon Property Group, L.P. and Class B common stock of Simon Property Group, Inc.

Pledge and Security Agreement dated as of December 16, 1993, made by Melvin Simon and Herbert Simon (collectively "Simon Pledgors") to Chemical Bank, and additional documents executed in connection therewith, pursuant to which the Simon Pledgors pledged to the Bank 392,135 limited partnership units owned by them in Simon Property Group, L.P.




 Schedule G

Rights. Options. Etc.

Revolving Credit Agreement dated as of February 27, 1996, between Melvin Simon Associates, Inc. And Morgan Guaranty Trust Company of New York and Pledge and Security Agreement, also dated as of February 27, 1966, among Melvin Simon & Associates, Inc., Penn Simon Corporation, Naco Simon Corp., Sandy Springs Properties, Inc., Simon Enterprises, Inc. And Morgan Guaranty Trust Company of New York, pursuant to which the Pledgors pledged to the Bank their right to receive cash distributions attributable to their respective limited partnership units in Simon Property Group, L.P. and Class B common stock of Simon Property Group, Inc.

Pledge and Security Agreement dated as of December 16, 1993, made by Melvin Simon and Herbert Simon (collectively "Simon PledgorsO) to Chemical Bank, and additional documents executed in connection therewith, pursuant to which the Simon Pledgors pledged to the Bank 392,135 limited partnership units owned by them in Simon Property Group, L.P.




===============================================================================
EXHIBIT 10.57
=============



JCP CONTRIBUTION AGREEMENT

     CONTRIBUTION AGREEMENT, dated as of August 8, 1996 (the "Agreement), by and among DeBartolo Realty Corporation, an Ohio corporation ("DeBartolo), as the general partner of DeBartolo Realty Partnership, L.P., a Delaware limited partnership (DRP"), and, after the consummation of the transactions contemplated hereby and by the Merger Agreement referred to below, as a general partner of SDG (as hereinafter defined) (DRP simultaneously herewith will change its name to Simon DeBartolo Group, L.P. ("SDG")), Simon Property Group, Inc., a Maryland corporation ("Simon"), in its individual capacity and as the general partner of Simon Property Group, L.P., a Delaware limited partnership (SPG L.P."), and JCP Realty, Inc., a Delaware corporation ("JCP Realty") and Brandywine Realty, Inc., a Delaware corporation (collectively, the "JCP Subscriber").

RECITALS

     (a) Simultaneously with the consummation of the merger of Day Acquisition Corp. (Subcon) with and into DeBartolo (the "Merger") and the other transactions contemplated by the Agreement and Plan of Merger, dated as of March 26, 1996, among Simon, Subco and DeBartolo, as amended (the "Merger Agreement"), the JCP Subscriber shall contribute to SDG, and SDG shall accept from the JCP Subscriber, its interests in SPG L.P. (collectively, the "interests") set forth on Schedule A below, and in consideration for such contributions by the JCP Subscriber, and in exchange therefor, SDG shall issue to the JCP Subscriber, and the JCP Subscriber shall receive from SDG, the number of partnership interests in SDG ("Units") set forth on Schedule B.

     (b) In order to consummate the transactions contemplated by this Agreement at the Closing (as hereinafter defined), the Fourth Amended and Restated Agreement of Limited Partnership of DRP, dated as of April 21, 1994, as amended (the DeBartolo Partnership Agreement"), shall be amended and restated in the form attached hereto as Annex A (the "New SDG Partnership Agreement"), which, among other things, will change the name of DRP to "Simon DeBartolo Group, L.P."

     (c) Capitalized terms used but not defined herein shall have the respective meanings ascribed to such terms in the Merger Agreement.

     NOW THEREFORE, in consideration of the mutual agreements contained herein, the parties hereby agree as follows:

SECTION 1.

CONTRIBUTION AND EXCHANGE; CLOSING

     1.1 Contribution and Exchange. Subject to the receipt of the consents specified on Schedule C hereto prior to the Closing in form and substance satisfactory to DeBartolo and Simon, upon the terms and subject to the other conditions of this Agreement, the JCP Subscriber shall contribute to SDG, and SDG shall accept from the JCP Subscriber, its Interests, as set forth on Schedule A hereto. SDG shall issue to the JCP Subscriber, and the JCP Subscriber shall receive from

SDG, the number of Units set forth on Schedule B hereto in the form of limited partner interests.

     1.2 The Closing. The closing for the contribution of the Interests in exchange for Units as provided for hereunder (the "Closing") shall take place concurrently with the consummation of the Merger at the offices of Paul, Weiss, Rifkind, Wharton & Garrison, 128S Avenue of the Americas, New York, New York. At the Closing:

     (a) The JCP Subscriber shall deliver to SDG such good and aufficient instruments of conveyance and assignment reasonably acceptable to the JCP Subscriber as SDG and its counsel shall deem reasonably necessary or appropriate to vest in SDG good title in and to the Interests, free and clear of all Liens.

     (b) The New SDG Partnership Agreement shall be executed and delivered by
(i) DeBartolo, as managing general partner of SDG, (ii) the Subscribers (as defined below) (to the extent their signatures are required), (iii) Simon, as non-managing general partner of SDG, and (iv) by existing partners of DRP to the extent required, but in any event, at least a Majority-in-Interest (as such terms is defined in the DeBartolo Partnership Agreement) of the limited partners of DRP. Each of DRP and SPG L.P. shall make a cash flow distribution to their respective partners, the record date for which shall be the close of business on the last day prior to the Effective Time. The amount of each such distribution shall be equal to the amount of each partnership's most recent prior cash flow distribution, multiplied by the number of days elapsed since the record date for such prior distribution through and including the Effective Time and divided by 91, which distribution shall constitute the only cash flow distribution to be paid in respect of the period from such prior record date through and including the Effective Time. Such distributions shall be paid in the manner and at such time in accordance with the respective past practices of the partnerships.

     (c) Any other documents or agreements required to admit the Subscribers (which means the "Subscribers" as defined under the other contribution agreements executed in connection with the Transactions (the "Other Contribution Agreement") together with the JCP Subscriber) as partners of SDG shall be executed and delivered as necessary.

     1.3 Tax Consequences. SPG L.P. and SDG shall provide to the JCP Subscriber, before August 1, 1996 projections (based upon the best available information) (the "Projections") demonstrating (for each of JCP Realty, Inc. and Brandywine Realty, Inc.) (i) the amount of gain (if any) that the JCP Subscriber will recognize as a result of the contribution contemplated under this Agreement (Contribution-), (ii) the tax basis the JCP Subscriber will have in its Units after the Contribution, (iii) the amount of gain (if any) that, as a result of the transactions contemplated by this Agreement, the JCP Subscriber will recognize in its capacity as a partner in DRP and SDG, and (iv) the tax basis each JCP Subscriber will have in its interest in SDG after the completion of such transactions. The Projections will be accompanied by a memorandum setting forth the methodology utilized in arriving at the Projections (the "Methodology Memorandum"). SDG shall file tax returns consistent with the Methodology Memorandum, and, if the Projections indicate that the JCP Subscriber will recognize any income or gain as a result of a deemed cash distribution under Section 731 of the Internal Revenue Code of 1986, as amended, the JCP Subscriber will be afforded the opportunity to avoid the recognition of such gain by incurring the economic risk of loss with respect to indebtedness of SPG L.P., SDG and/or DRP for purposes of Treasury Regulation 1.752 (the "Incurrence"), and SPG L.P., SDG and/or DRP (as the case may be) will cooperate with the JCP Subscriber with respect to facilitating the Incurrence in a manner that, under the circumstances, minimizes the economic risk to the JCP Subscriber by permitting the JCP Subscriber to make the Incurrence pursuant to guarantees substantially in the form of JCP Subscriber's guarantees now in effect with respect to certain indebtedness of SPG L.P.

SECTION 2.

REPRESENTATION AND WARRANTIES; INDEMNIFICATION

     2.1 Representations and Warranties of SDG. SDG represents and warrants to the JCP Subscriber that:

     (a) Due Organization and Good Standing. SDG is a limited partnership duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and has the requisite power and authority to carry on its business as now being conducted. SDG is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification or licensing necessary, other than in such jurisdictions where the failure to be so qualified or licensed, individually or in the aggregate, would not have a material adverse effect on the business, financial condition or results of operations of SDG or on the ability of SDG to consummate the transactions contemplated in this Agreement. All amendments through and including the date hereof to the DeBartolo Partnership Agreement are described on Schedule H and such DeBartolo Partnership Agreement has not been otherwise amended or modified since September 30, 1995 and has not been annulled, rescinded or revoked since such date, and is in full force and effect as of the date hereof; and no amendment or modification is contemplated to be made thereto other than as set forth in the New SDG Partnership Agreement to be executed and delivered by such partners of SDG as is necessary to cause the agreements and relationships among the partners of SDG to thereafter be governed by the New SDG Partnership Agreement (including Section 13.12 thereof).

     (b) Authorization and Validity of Agreement. SDG has the requisite partnership power and authority to enter into this Agreement and consummate the transactions contemplated hereby and in the Merger Agreement to which it is a party. The execution, delivery and performance of this Agreement by SDG and the consummation by SDG of the transactions contemplated hereby have been duly authorized on behalf of SDG by DeBartolo and Simon, as the general partners of SDG. This Agreement has been duly authorized, executed and delivered by DeBartolo, as the general partner of SDG, and, subject to the consent of certain limited partners of SDG as required by the DeBartolo Partnership Agreement (the OConsentO), it constitutes a legal, valid and binding obligation of SDG, enforceable against SDG in accordance with its terms, except that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws at the time in effect affecting the enforceability of rights of creditors and (ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

     (c) Non-Contravention. The execution, delivery and performance by SDG of this Agreement and the issuance of the Units in accordance with this Agreement do not and will not (i) subject to the obtaining of the S-D Consent prior to SDG's performance at Closing, contravene or conflict with the articles of incorporation and regulations of DeBartolo, the charter and by-laws of Simon, the DeBartolo Partnership Agreement or the New SDG Partnership Agreement, (ii) contravene or conflict with or constitute a violation of any provision of any Laws binding upon or applicable to SDG, (iii) require any consent, approval or other action by any Governmental Entity or any other person other than those consents or approvals set forth on Schedule C hereto, (iv) constitute a default under or give rise to any right of termination, cancellation or acceleration of any right or obligation of SDG under any provision of any agreement, contract, indenture, lease or other instrument binding upon SDG or any license, franchise, permit or other similar authorization held by SDG or by which any of SDG's assets may be bound or (v) result in the creation or imposition of any Liens on SDG; provided, however, it is understood that the right of SDG to execute, deliver and perform this Agreement may be deemed to require the consents set forth on Schedule C hereto.

     (d) Litigation. There are no pending actions, suits or proceedings pending or, to the knowledge of DRP, threatened in writing, against or affecting DRP or any of its properties, assets or operations, or with respect to which DRP is responsible by way of indemnity or otherwise that could, individually or in the aggregate, reasonably be likely to have a material adverse effect.

     (e) Units Issued Free and Clear of Liens. All of the Units required to be issued to the JCP Subscriber pursuant to this Agreement shall be validly issued free and clear of any Liens or other ownership interests of any Person, and the JCP Subscriber shall have all of its respective rights and privileges as provided in the New SDG Partnership Agreement.

      (f) Capitalization. Upon the consummation of the transactions contemplated in this Agreement, (i) Units will be issued to each Subscriber in exchange for their respective limited partnership units in SPG L.P. in the same ratio as Units are being issued to the JCP Subscriber hereunder in exchange for its limited partnership units in SPG L.P. and (ii) the number of Units held by each partner of DRP immediately prior to the Effective Time (including, the JCP Subscriber in such capacity) shall be calculated as set forth on Schedule D hereto and the results of such calculation shall be set forth on Exhibit A to the New SDG Partnership Agreement. Immediately after the Effective Time, the
JCP Subscriber will hold more than 1.S% of the Units issued by SDG.   (g) SEC
Documents. Notwithstanding Section 5.4 of the New SDG Partnership Agreement, each of the Annual Report on Form 10-K of DeBartolo for the year ended December 31, 1995, as amended by Form 10-K/A (filed on April 29, 1996), and the Quarterly Report on Form 10-Q of DeBartolo for the calendar quarter ending March 31, 1996, each as filed with the SEC, copies which have been delivered to the JCP Subscriber, contains no untrue statement of material fact and does not omit to state any fact required to be stated therein or necessary to make the statements therein, made, not misleading.

(h)

in light of the circumstances under which they were

     Limited Partner Status. Following consummation of the transactions contemplated in this Agreement, the JCP Subscriber shall be a limited partner of SDG, shall not be a general partner thereof and shall be treated as a limited partner for purposes of liability under the limited partnership laws of the State of Delaware.

     (i) No Registration. Based upon and assuming the accuracy of the representations and warranties made by the JCP Subscriber in Section 2.4(f), no registration or qualification under the Securities Act or the regulations promulgated thereunder is required in connection with the issuance of Units to the JCP Subscriber by SDG in exchange for the contribution by the JCP Subscriber of its Interests to SDG, as contemplated by this Agreement.

     G) Hart-Scott-Rodino. No filing under the HSR Act is required in connection with the contribution of the Interests by the JCP Subscriber to SDG in exchange for the issuance by SDG of Units to the JCP Subscriber, as contemplated by this Agreement.

     (k) EJDC Lenders. To the best knowledge of SDG, the lenders to EJDC as of the date hereof are set forth on Schedule G hereto.

     2.2 Representations and Warranties of Simon. Simon hereby represents and warrants to the JCP Subscriber that:

     (a) Notwithstanding Section 5.4 of the New SDG Partnership Agreement, each of the Annual Report on Form 10-K of Simon for the year ended December 31, 1995, as amended by Form 10-K/A-1 (filed April 29, 1996), and the Quarterly Report on Form lO-Q of Simon for the calendar quarter ending March 31, 1996, each as filed with the SEC, copies of which have been delivered to SDG and the JCP Subscriber, contains no untrue statement of material fact and does not omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     (b) Simon has the requisite power and authority to enter into this Agreement, the New SDG Partnership Agreement and the. Registration Rights Agreement referred to in Recital (i) of the Merger Agreement (the "Registration Rights Agreement") and to consummate the transactions and perform its obligations as contemplated thereby and the execution, delivery and performance by Simon of such agreements, shall, upon such execution, delivery and performance have been duly authorized. Upon execution and delivery by Simon of this Agreement, the New SDG Partnership Agreement and the Registration Rights Agreement, such agreements shall constitute legal, valid and binding obligations of Simon, enforceable against Simon in accordance with their terms, except that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws at the time in effect affecting the enforceability of rights of creditors and (ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

     2.3 Representations and Warranties of DeBartolo. DeBartolo hereby represents and warrants to the JCP Subscriber that it has the requisite power and authority to enter into this Agreement and the New SDG Partnership Agreement and to consummate the transactions and perform its obligations as contemplated thereby and the execution, delivery and performance by DeBartolo of such agreements, shall, upon such execution, delivery and performance have been duly authorized. Upon execution and delivery by DeBartolo of this Agreement and the New SDG Partnership Agreement, such agreements shall constitute legal, valid and binding obligations of DeBartolo, enforceable against DeBartolo in accordance with their terms, except that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws at the time in effect affecting the enforceability of rights of creditors and (ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

     2.4 Representations and Warranties of the JCP Subscriber. The JCP Subscriber represents and warrants to SDG that:

     (a) it is an organization duly organized and validly existing in good standing under the laws of its jurisdiction of organization and

     (b) the execution, delivery and performance by the JCP Subscriber of this Agreement, the New SDG Partnership Agreement and the Instrument of Assignment referred to in Section 1.2(a) above (i) are within its power and authority and do not and will not contravene or conflict with the certificate or articles of incorporation or by-laws of the JCP Subscriber and (ii) have been, or in the case of such Instrument of Assignment and the New SDG Partnership Agreement will be, duly authorized by all necessary action by the JCP Subscriber.

     (c) Authorization and Validity of Agreement. This Agreement has been duly executed and delivered by the JCP Subscriber and constitutes a legal, valid and binding obligation of the JCP Subscriber, enforceable against the JCP Subscriber in accordance with its terms, and the Instrument of Assignment referred to in Section 1.2(a) above shall upon execution and delivery thereof by the JCP Subscriber have been duly executed and delivered by the JCP Subscriber and shall constitute a legal, valid and binding obligation of the JCP Subscriber enforceable against the JCP Subscriber in accordance with its terms, except in each case that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws at the time in effect affecting the enforceability of rights of creditors and (ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

(d) Non-Contravention. Subject to the terms of the

SPG L.P. partnership agreement, the JCP Subscriber is not a party to any agreement or subject to any law (other than HSR or the Securities Act as to which no representation or warranty is made), and no agreement pursuant to which the JCP Subscriber's Interests may be bound exists, which would impair the JCP Subscriber's ability to transfer the Interests to SDG free and c]ear of any Liens or other ownership interests of any other Person or which would give any person or Governmental Entity the ability to cause the rescission or unwinding of the transactions contemplated hereby as they relate to the JCP Subscriber. There are no actions, suits or proceedings pending or, to the knowledge of the JCP Subscriber, threatened in writing, against the JCP Subscriber, challenging or limiting the performance by the JCP Subscriber of the transactions contemplated under this Agreement.

     (e) Access to Information. The JCP Subscriber acknowledges that it or its representative or agent (i) has been given full and complete access to SDG in connection with this Agreement and the transactions contemplated hereby, (ii) has had the opportunity to review all documents relevant to its decision to enter into this Agreement and (iii) has had the opportunity to ask questions of SDG and its management concerning its investment in SDG and the transactions contemplated hereby.

     (f) Investment Intent of the JCP Subscriber. The JCP Subscriber acknowledges that it understands that the Units to be issued to the JCP Subscriber in exchange for the Interests to be contributed by the JCP Subscriber as provided herein (i) shall not be registered under the Securities Act in reliance upon the exemption afforded by Section 4(2) thereof for transactions by an issuer not involving any public offering and (ii) shall not be registered or qualified under any applicable state securities laws. The JCP Subscriber represents that (i) it is acquiring such Units for investment only and without any view toward distribution thereof and it shall not sell or otherwise dispose of such Units except in compliance with the registration requirements or exemption provisions of any applicable federal or state securities laws and in accordance with the terms of such securities contained in the

New SDG Partnership Agreement and (ii) its economic circumstances are such that it is able to bear all risks of the investment in the Units for an indefinite period of time, including the risk of a complete loss of its investment in the Units.

     (g) Ownership and Encumbrance of the Assets. The JCP Subscriber has all right, title and interest in the Interests to be contributed to SDG by it free and clear of any Liens other than as set forth in the SPG L.P. partnership agreement. Except as disclosed on Schedule F, the JCP Subscriber has not granted any rights, options or rights of first refusal, or entered into any agreements of any kind that are currently in effect or that have not been waived, to purchase or otherwise acquire such Interests, or any part thereof or any interest therein, except the rights of SDG under this Agreement or any rights under the SPG L.P. partnership agreement.

(h) Representations of JCP Realty as a DRP Limited Partner.

     (i) JCP Realty acknowledges, in its capacity as a limited partner of DRP, that it or its representative or agent (A) has been given full and complete access to SDG in connection with its execution of the New SDG Partnership Agreement and (B) has had the opportunity to review all documents relevant to its decision to enter into the New SDG Partnership Agreement and (C) has had the opportunity to ask questions of SDG and its management concerning its entering into the New SDG Partnership Agreement.

     (ii) JCP Realty acknowledges that it understands that the Units to be owned by JCP Realty following its execution of the New SDG Partnership Agreement as a result of its limited partnership interest in DRP (A) shall not be registered under the Securities Act in reliance upon the exemption afforded by Section 4(2) thereof for transactions by an issuer not involving any public offering and (B) shall not be registered or qualified under any applicable state securities laws. JCP Realty represents that such Units will be held for investment only and without any view toward distribution thereof and it shall not sell or otherwise dispose of such Units except in compliance with the registration requirements or exemption provisions of any applicable federal or state securities laws and in accordance with the terms of such securities
contained in the New SDG Partnership Agreement.   2.5 "Bring-Down" of
Representations and Warranties. Except for those representations and warranties expressly limited to a date certain, all representations and warranties made in Sections 2.1, 2.2, 2.3 and 2.4 by SDG, Simon, DeBartolo or the JCP Subscriber, as the case may be, shall be true and correct in all material respects as of the Closing Date, as if such representations and warranties were made on the Closing Date without any qualification or limitation with respect to obtaining any required consents.

     2.6 Indemnification. The JCP Subscriber shall, subject to the limitations hereinafter set forth, indemnify and hold SDG and its affiliates free and harmless of and from any claim, loss, damage, expense, cost or liability (including, without limitation, reasonable attorneys' fees and disbursements) resulting from a breach of any representation or warranty made by it in Section 2.4, except to the extent that such liability results from or is related to a breach of a representation made by SDG under this Agreement or the gross negligence or willful misconduct of SDG. SDG shall, subject to the limitations hereinafter set forth, indemnify and hold the JCP Subscriber and their respective affiliates free and harmless of and from any claim, loss, damage, expense, cost or liability (including without limitation, reasonable attorneys' fees and disbursements) resulting from a breach of any representation and warranty in Section 2.1 or arising under the Securities Act or state securities laws in connection with the Transactions, except to the extent that such liability results from or is related to a breach of a representation made by the JCP Subscriber under this Agreement or the gross negligence or willful misconduct of the

JCP Subscriber. Simon shall, subject to the limitations hereinafter set forth, indemnify and hold SDG and the JCP Subscriber free and harmless of and from any claim, loss, damage, expense, cost or liability (including, without limitation, reasonable attorneys' fees and disbursements) resulting from a breach of any representation or warranty in Section 2.2. Notwithstanding anything to the contrary contained herein, (i) in no event shall the aggregate amount that SDG, Simon and DeBartolo may recover against the JCP Subscriber under or in respect of this Section 2.6 or otherwise for a breach of any representation or warranty in Section 2.4 hereof or any other breach hereunder (other than Section 2.4(g) or (h)) exceed the aggregate Deemed Partnership Unit Value (as defined in the New SDG Partnership Agreement, except that in calculating the Deemed Partnership Unit Value for the purposes of this Section 2.6 the Current Per Share Market Price (as defined in such agreement) shall be the Current Per Share Market Price as of the Closing Date) of all Units held by the JCP Subscriber in respect of the exchange of its Interests immediately following the consummation of the Transactions (the "Aggregate Unit Market Value"); provided that, notwithstanding the foregoing, in the case of a breach by the JCP Subscriber of the representations and warranties set forth in (A) Section 2.4(g), the value of the Units held by the JCP Subscriber in respect of the exchange of its Interests shall be deemed to be the Aggregate Unit Market Value calculated as of the Effective Time as if such representations and warranties in Section 2.4(g) had not been breached and (B) Section 2.4(h), the aggregate amount that SDG, Simon and DeBartolo may recover against the JCP Subscriber under or in respect of this Section 2.6 or otherwise shall be equal to the aggregate Deemed Partnership Unit Value (calculated in the manner described above in this clause (i)) of all Units owned by JCP Realty as a result of its limited partnership interest in DRP, (ii) except in the case of breaches of the representations and warranties set forth in Section 2.4(g), as to which any assets of the JCP Subscriber shall be available to satisfy the JCP Subscriber's liabilities, and breaches of the representations and warranties set forth in
Section 2.4(h), as to which Units owned by JCP Realty as a result of its limited partnership interest in DRP shall be the sole asset available to satisfy any such liabilities, all obligations and liabilities of the JCP Subscriber under this Agreement are enforceable solely against Units held by the JCP Subscriber in respect of the exchange of its Interests immediately following the consummation of the Transactions and not against any of the JCP Subscriber's other assets, and (iii) in no event shall the amount that the JCP Subscriber may recover against SDG, Simon and DeBartolo, in the aggregate, under or in respect of this Section 2.6 or otherwise for a breach of any representation or warranty in Sections 2.1, 2.2 or 2.3 hereof or any other breach hereunder exceed an amount equal to the sum of (x) the maximum income tax liability payable by the JCP Subscriber in respect of its ownership of the Interests or the Units to the extent such liability is incurred as a result of the transactions contemplated under this Agreement and (y) the aggregate Deemed Partnership Unit Value (calculated in the manner described above in clause (i) of this Section 2.6) of all Units held by the JCP Subscriber after the closing, whether in exchange for its Interests or relating to its limited partnership
interest in DRP.    2.7 Transfer Taxes. SDG shall be solely responsible for the payment of any transfer taxes or similar charges imposed by any state, county or municipality in connection with the contribution of the Interests to SDG. Also at the Closing, and in addition to the delivery of any documents required to be delivered in connection therewith, the JCP Subscriber and SDG shall execute, acknowledge and deliver such returns, questionnaires, certificates, affidavits, declarations and other documents which may be required in connection with the sales taxes and other taxes, fees or charges imposed by any governmental agency in connection with the transactions contemplated hereby, and shall complete, sign and swear to the same as may be necessary.

SECTION 3.

CONDITIONS TO CLOSING

     3.1 Conditions to Obligations of All Parties. The obligations of DRP and the JCP Subscriber to consummate the Closing are subject to the simultaneous consummation of the Merger, the simultaneous execution and delivery of the New SDG Partnership Agreement (by DeBartolo, as managing general partner of SDG, Simon, as non-managing general partner of SDG, and to the extent required by those limited partners of SPG L.P. who become limited partners of SDG pursuant to the performance of this Agreement and the Other Contribution Agreements) and to the simultaneous execution and delivery of the New SPG Partnership Agreement by the parties thereto.

     3.2 Conditions to Obligations of DRP. The obligations of DRP to consummate the Closing with respect to the JCP Subscriber is subject to the satisfaction of the further conditions that: (i) the representations and warranties of the JCP Subscriber as set forth herein shall be true and correct as of the Closing Date in all material respects with the same force and effect as if made on the Closing Date, (ii) the S-D Consent shall have been obtained and (iii) the JCP Subscriber shall have performed in all material respects all of its obligations hereunder required to be performed by the JCP Subscriber on or prior to the Closing Date.

     3.3 Conditions to Obligations of the JCP Subscriber. The obligations of the JCP Subscriber to consummate the Closing is subject to the further conditions that: (i) the representations and warranties of DRP, Simon and DeBartolo set forth in this Agreement shall be true and correct in all material respects as of the Closing Date as though made on the Closing Date, (ii) each of DRP, Simon and DeBartolo shall have performed in all material respects all of its respective obligations hereunder required to be performed by it at or prior to the Closing Date, (iii) the requisite partners of DRP shall have consented to the execution and delivery of the New SDG Partnership Agreement and to the extent required shall have executed and delivered counterparts of the New SDG Partnership Agreement at the Closing, (iv) each consent set forth opposite the name of the JCP Subscriber on Schedule E and the S-D Consent shall have been obtained, (v) the JCP Subscriber shall have received an opinion of Paul, Weiss, Rifkind, Wharton & Garrison, counsel to Simon, that this Agreement is valid, binding and enforceable against the parties hereto other than the JCP Subscriber; provided, however, that such opinion shall be limited to the laws of the State of New York and shall be based on the assumptions that this Agreement has been duly authorized, executed and delivered by the parties hereto and, provided, further that the opinion shall be limited by any public policy that may affect the enforceability of any indemnification made in respect of liabilities incurred under or in connection with the Securities Act or any state securities laws under Section 2.6 or elsewhere in this Agreement;
(vi) the Consents set forth on Schedule C shall have been obtained; (vii) all of the partners of DRP the consent of whom it is required to cause the SDG Partnership Agreement to become effective (including Section 13.12 thereof) shall each have given such consent; (viii) all of the Subscribers other than the JCP Subscriber shall have executed the Other Contribution Agreement as contemplated by and substantially in the form attached to the Merger Agreement as Exhibit A thereto, and all such other Subscribers shall be bound by the new SDG Partnership Agreement; (ix) Simon and all limited and general partners of DRP and SPG L.P. who will own more than 1.5% of the outstanding Units in SDG shall have executed and delivered the registration Rights Agreement, other than Teachers Retirement System of the State of Illinois and Homart San Antonio Investment Company; and (x) the JCP Subscriber shall be afforded the requisite opportunities described in Section 1.3.

SECTION 4.
COVENANTS

     4.1 (a) Further Assurances. SDG and the JCP Subscriber agree, at any time and from time to time after the Closing, to execute, acknowledge where appropriate and deliver such further instruments and documents and to take such other action as the other of them may reasonably request in order to carry out the intents and purposes of this Agreement.

     (b) Additional Information. In addition to the information provided to limited partners pursuant to the New SDG Partnership Agreement, SDG shall provide to the JCP Subscriber at the JCP Subscriber's own expense (excluding copying and administrative expenses of SDG):

     (i) copies of the most recent annual and quarterly reports, current reports on Form 8-K and proxy statements that are provided to stockholders of Simon, in each case as the same was filed with the Commission and in each case to the extent not previously provided to the JCP Subscriber under the New SDG Partnership Agreement;

     (ii) upon the JCP Subscriber's written demand, but not more frequently than once each calendar year, a current list of the name and last known business, residence or mailing address of each of the partners of SDG; and

     (iii) a copy of the New SDG Partnership Agreement and the Certificate of Limited Partnership and all amendments thereto, together with executed copies of all powers of attorney pursuant to which the New SDG Partnership Agreement, said Certificate and all amendments thereto have been executed.

     (c) SDG will provide written notice, promptly upon becoming aware thereof, of the foreclosure by a pledge of EJDC upon any Units or the sale of any Units pursuant to a foreclosure sale or other realization upon any" such pledge of Units.

(d) The provisions of this Section 4 shall survive the

Closing.

     4.2 Existing Guarantees. Simon and DeBartolo will not permit any Person to guarantee the same portion of any indebtedness of SPG L.P. that is presently the subject of a guarantee made by the JCP Subscriber.

SECTION 5.

CONSENTS TO TRANSFER

     5.1 Consent of the JCP Subscriber. Pursuant to Section 9.1 of the Old SPG Partnership Agreement, the JCP Subscriber hereby (i) consents to the contribution to SDG by Simon of its interest in SPG L.P. as provided herein and in the other contribution agreements referred to above and (ii) consents to the admission of SDG as a special limited partner of SPG L.P. pursuant to the Old SPG Partnership Agreement.

     S.2 Consent of Simon. Pursuant to Section 9.2 of the Old SPG Partnership Agreement, Simon, as the general partner of SPG L.P., hereby (i) consents to the contribution to SDG of the Interests of the JCP Subscriber asprovided herein and (ii) consents to the admission of SDG as a limited partner of SPG L.P.

SECTION 6.
MISCELLANEOUS

     6.1  Exclusion of the JCP Subscriber from Certain Representations and Warranties. Notwithstanding the provisions of Section 13.1 and the other provisions of the New SDG Partnership Agreement and the due execution and delivery of such agreement by the JCP Subscriber, DeBartolo and
Simon, as the general partners of SDG, agree that the JCP Subscriber shall be deemed not to have made any of the representations, warranties, acknowledgments or agreements set forth in Section 13.1 of the New SDG Partnership Agreement and the
JCP Subscriber shall have no obligation or liability in connection with such Section
13.1; provided, that nothing in this Section 6.1 shall limit any of the JCP Subscriber's representations, warranties, acknowledgments, agreements, obligations or liabilities in or under this Agreement.

     6.2 Notices. All notices and other communications given or made under this Agreement shall be in writing and shall be deemed to have been duly given or made if delivered personally or sent by registered or certified mail (postage prepaid, return receipt requested) or by telecopier (if written confirmation of receipt is available and provided) to the parties at the following addresses:

     (a)  If to SPG to:

Simon Realty Corporation
National City Center
115 West Washington Street, Suite 15 East
Indianapolis, IN 46204

Attention: David Simon
James M. Barkley, Esq.
Telecopy: (317) 685-7221

With a copy to:
Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, New York 10019-6064

Attention: Toby S. Myerson, Esq.

          Edwin S. Maynard, Esq.
     Telecopy: (212) 757-3990

     (b)  If to the JCP Subscriber, to

JCP Realty, Inc. (MS 2102)
6501 Legacy Drive
Plano, Texas 75024

Attention: Executive Vice President

With a copy to:
Jones, Day, Reavis & Pogue
2300 Trammell Crow Center
2001 Ross Avenue
Dallas, Texas 75201

Attention: Mark V. Minton

or such other addresses as shall be furnished by the parties hereto by like notice, and such notice or communication shall be deemed to have been given or made as of the date so delivered or made.

     6.3 Entire Agreement. This Agreement (together with each agreement referred to herein) constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral and written, among the parties hereto with respect to such subject matter. - r

     6.4 Binding Effect: Benefit. Subject to Section 6.4 hereof, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. Nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto, and their respective successors and permitted assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

     6.5 Assignabilitv. This Agreement (a) shall not be assignable by SDG without prior written consent of the JCP Subscriber and (b) shall not be assignable by the JCP Subscriber without the prior written consent of SDG; provided, however, that following the Effective Time, the rights of the JCP Subscriber hereunder may be assigned by the JCP Subscriber to any person that is a permitted assignee of the JCP Subscriber's Units under the New SDG Partnership Agreement, if and to the extent such rights are assigned together with such Units to such assignee.

     6.6 Amendment: Waiver. No provision of this Agreement may be amended, waived or otherwise modified except by an instrument in writing executed by the parties hereto.

     6.7 Headings. The headings contained in this Agreement are for convenience only and shall not affect the meaning or interpretation of this Agreement.

     6.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument. Delivery of executed signature pages by telecopier shall be acceptable evidence of delivery to the parties hereto. Delivery of executed signature pages by telecopier shall be followed immediately by delivery of the original signature pages by overnight courier.

     6.9 Limitation of Liabilitv. Any obligation or liability whatsoever of DeBartolo, Simon, SDG or the JCP Subscriber which may arise at any time under this Agreement or any other instrument, transaction, or undertaking contemplated hereby shall be satisfied, if at all, out of the assets of DeBartolo, Simon, SDG or the JCP Subscriber. No such obligation or liability shall be personally binding upon, nor shall resort for the enforcement thereof be had to, any of DeBartolo's, Simon's, SDG's, the JCP Subscriber's directors, partners, shareholders, officers, employees, affiliates (except in the case of the JCP Subscriber, any affiliate to whom it has assigned its Units), or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise.

     6.10 Survival. The representations and warranties of the JCP Subscriber set forth herein shall survive until the second anniversary of the Closing Date, except that there shall not be any time limit on the survival of the representations and warranties set forth in Section 2.4(g). Any claims against the JCP

Subscriber in respect of a breach of a representation or warranty (other than the representation in Section 2.4(g)) must be asserted against the JCP Subscriber on or before the second anniversary of the Closing Date. The representations, warranties and covenants of all parties other than the JCP Subscriber will survive the closing of the transactions contemplated hereby.

     6.11 APPLICABLE LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED 1N ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

 Schedule A

SPG L.P. Interests

Name of Subscriber JCP Realty. Inc. Brandywine Realty. Inc.

SPG L.P. Interest 1,415,730 units 247,191 units

 Schedule B

Units

Name of Subscriber JCP Realty. Inc. Brandywine Realty. Inc.

Number of Units 1,415,730 Units 247,191 Units

 Required Consents of SDG

Schedule C

     1. Consent required pursuant to (a) the SECOND AMENDED AND RESTATED NEW FACILITY CREDIT AGREEMENT, dated as of March 31, 1994 by and among DeBARTOLO, INC. and THE EDWARD J. DeBARTOLO CORPORATION, as the Borrowers, WELLS FARGO BANK, N.A., as the Issuing Bank, and the Co-Lenders specified therein, and WELLS FARGO REALTY ADVISORS FUNDING, INCORPORATED as the Administrative Agent and (b) the pledge agreements and other documents delivered pursuant thereto.

     2. Consents required pursuant to (a) the SECOND AMENDED AND RESTATED RESTRUCTURING FACILITY CREDIT AGREEMENT, dated as of March 31, 1994 by and among DeBARTOLO, INC. and THE EDWARD J. DeBARTOLO CORPORATION, as the borrowers, and the Co-Lenders specified therein, and WELLS FARGO REALTY ADVISORS FUNDING, INCORPORATED, as the Administrative Agent and (b) the pledge agreements and other documents delivered pursuant thereto.

     3. Consents required to be obtained prior to the consummation of the merger as specified in the Merger Agreement.

 Schedule D

FORMULA FOR DETERMINATION OF SIMON DeBARTOLO
GROUP. L.P. UNITS TO BE OUTSTANDING AFTER THE
MERGER

     1. The DeBartolo Realty Partnership, L.P. General and Limited Partners shall receive a number of Units in Simon DeBartolo Group, L.P. equal to the total number of shares of Simon Property Group, Inc. issued in the Merger to the shareholders of DeBartolo Realty Corporation plus the additional number of shares that would have been issued had all Limited Partnership interests been exercised in full. Were the closing to have occurred on March 26, 1996, this number would be 61,076,480."

     2. The total number of Units in Simon DeBartolo Group, L.P. to be issued to Simon Property Group, L.P. General and Limited Partners shall be a maximum of 99% of the total number of outstanding Units in Simon Property Group, L.P. as at the date of the Merger. At March 26, 1996, the total number of outstanding units is 95,843,000 and 99% of this number is 94,884,570. The total number of Units issuable to the DeBartolo Realty Partnership, L.P. General and Limited Partners are herein referred to as "DeBartolo Units" and the total number of Units issuable to the Simon Property Group, L.P. General and Limited Partners are herein called the "SPG Units.''

     3. Of the DeBartolo Units, a percentage equal to its then percentage interest in the DeBartolo Realty Partnership, L.P. (at present 61.8424%) will be allocated to DeBartolo Realty Corporation as general partner and the remaining Units will be allocated to the DeBartolo Realty Partnership, L.P. Limited

          The methodology used to arrive at this formula and these numbers is as follows. The 61,076,480 Unit number is equal to the total number of shares of Simon Property Group, Inc. that would be issued in the Merger at the exchange ratio if the Merger took place on March 26, 1996 and if all outstanding limited partnership interests in DeBartolo Realty Partnership, L.P. had been exercised in full. The 95,843,000 Unit number is equal to the total number of shares of stock of Sunny that would be outstanding immediately prior to the Merger if it took place on March 26, 1996 if all outstanding Units in the Simon Property Group, L.P. were exercised in full. Since all or almost all of the assets of DeBartolo Realty Corporation and Simon Property Group, Inc. consist of their general partnership interests in the two operating partner ships, the relationship between the shares which would be issued in the Merger if all outstanding limited partnership interests in DeBartolo Realty Corporation were exercised in full to the shares of Simon Property Group, Inc. that would be outstanding immediately prior to the Merger if all Units were converted prior to the Merger establishes the relative values of the two partnerships on March 26, 1996. As a matter of convenience the Simon Property Group, L.P.
Units will be exchanged on a 1-for-1 basis. partners. The number of Units to be issued to each DeBartolo Realty Partnership, L.P. Limited partner will be a percentage of the total number of Units to be allocated to the DeBartolo Realty Partnership, L.P. partners equal to the percentage interest that each such limited partner had in the DeBartolo Realty Partnership, L.P. immediately prior to the Merger. Accordingly, if the Closing took place March 26, 1996, 37,771,158 Units will be allocated to DeBartolo Realty Corporation as general managing partner and 23,305,322 Units will be issued in the aggregate to the DeBartolo Realty Partnership, L.P. limited partners.

     4. The number of Units issued to the Simon Property Group, L.P. general and limited partners will be as follows: (x) one Unit will be issued for each Simon Property Group, L.P. Unit exchanged by a Simon Property Group, L.P. Limited partner and (y) Simon Property Group, Inc., as the general partner of Simon Property Group, L.P., will receive for the economic interests being transferred by it a number of Units equal to the number of Simon Property Group, L.P. Units then owned by it less a number equal to 1 % of the then outstanding Simon Property Group, L.P. Units. Accordingly, if the Closing took place on March 26, 1996, this number would be 58,579,241. (This number is derived by multiplying 95,843,000 by 61.22%, the present percentage interest held by Simon Property Group, Inc. in Simon Property Group, L.P. and subtracting 95,843 Units being 1 % of the outstanding Units). To the extent that Simon Property Group, L.P. Limited partners do not exchange Simon Property Group, L.P. Units, the Simon Property Group, L.P. Units that would have been issued in respect thereof will not be issued. This would have the effect of increasing the percentage interest in Simon DeBartolo Group, L.P. by DeBartolo Realty Partnership, L.P. partners.

 Schedule E

Required Consents of the JCP Subscriber

     None, other than as set forth in the SPG L.P. partnership agreement and the DeBartolo Partnership Agreement.

 Schedule F

Rights. Options. Etc.

     None, other than as set forth in the SPG L.P. partnership agreement and the DeBartolo Partnership Agreement.

 Schedule G

EJDC Lenders

Wells Fargo Bank, N.A. Bank of America National Trust and Savings Association Bankers Trust Company Canadian Imperial Bank of Commerce The Chase Manhattan Bank (formerly known as Chemical Bank) Mellon Bank, N.A. National City Bank, N.E. PNC Bank, N.A. Wells Fargo Realty Advisors Funding, Incorporated BJS Capital Partners L.P.

 Schedule H

Amendments to the DeBartolo Partnership
Agreement

     1. Amendment No. 1, dated as of May 19, 1994, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

     2. Amendment No. 2, dated as of April 11, 1995, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

     3. Amendment No. 3, dated as of July 5, 1995, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

     4. Amendment No. 4, dated as of August 2, 1995, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

     5. Amendment No. 5, dated as of September 1, 1995, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

     6. Amendment No. 6, dated as of September 1, 1995, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

     7. Amendment No. 7, dated as of September 30, 1995, to Fourth Amended and Restated Limited Partnership Agreement dated April 21, 1994 of DeBartolo Realty Partnership, L.P.

=====================================================================
EXHIBIT 10.58
=============

 SUBSCRIPTION AGREEMENT

     SUBSCRIPTION AGREEMENT (the "Agreement") by and between Day Acquisition Corp., an Ohio corporation (the "Company"), and the person whose name and address is set forth on the signature page hereof (the "Purchaser").

W I T N E S S E T H:

     WHEREAS, the Company desires to sell fractional shares of its common stock, without par value (the "Common Stock");

WHEREAS, the Purchaser desires to purchase such Common Stock;

     WHEREAS, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 26, 1996, among Simon Property Group, Inc., a Maryland corporation ("Simon"), the Company and DeBartolo Realty Corporation, an Ohio corporation ("DeBartolo"), the Company shall be merged with and into DeBartolo (the "Merger");

     WHEREAS, pursuant to the Merger, DeBartolo will be the surviving corporation and will be renamed SD Property Group, Inc. (the "Surviving Corporation"); and

     WHEREAS, as of the Effective Time (as defined in the Merger Agreement) of the Merger, each one one-thousandth (.001) of a share of Common Stock shall be converted into and become one (1) validly issued, fully paid and nonassessable share of common stock, par value $.01 per share, of the Surviving Corporation.

     NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, the sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Issuance of Shares.

     1.1 Subscription. Upon the terms and subject to the , conditions set forth herein, the Company agrees to issue and sell to the Purchaser, and the Purchaser agrees to purchase from the Company, one one-thousandth (.001) of a share of Common Stock (the "Fractional Share"). The total purchase price for the Fractional Share will be $1,000.00 (the "Purchase Price"). Payment of the Purchase Price will be made by the Purchaser in cash or by personal check.

 2

     1.2 Closing. The closing of the purchase and sale of the Fractional Share (the "Closing") shall take place immediately prior to the Effective Time.

     1.3 Delivery. The delivery of the Fractional Share to be purchased by the Purchaser hereunder shall be made at the Closing by the Company's delivering to a nominee to be selected by the Company (the "Nominee"), against payment to the Company of the Purchase Price, of a stock certificate evidencing the Fractional Share, registered in the name of the Nominee, as the Purchaser's nominee. Promptly following consummation of the Merger, pursuant to which the Fractional Share shall have been converted into and become one share of common stock of the Surviving Corporation (the "Converted Share") in accordance with the terms and subject to the conditions set forth in the Merger Agreement, such Fractional Share issued to the Nominee shall be canceled, and the Surviving Corporation shall issue and deliver to the Purchaser a certificate evidencing such Converted Share, duly registered in the name of Purchaser or its nominee.

     2. Representations and Warranties of the Company. The Company represents and warrants to the Purchaser as follows:

     (a) the Company is, and as of the Effective Time the Surviving Corporation will be, a corporation duly organized, validly existing and in good standing under the laws of the State of Ohio. The Company has and the Surviving Corporation will have all requisite corporate power and authority to enter into this Agreement and to issue and deliver the Fractional Share and the Converted Share, respectively;

     (b) the execution, delivery and performance of this Agreement by the Company do not and will not violate or conflict with (i) any provision of its Certificate of Incorporation or Code of Regulations as currently in effect, and as the same are to be in effect immediately following the Effective Time, (ii) any material term of any mortgage, indenture, lien, lease, agreement or instrument to which the Company is, or the Surviving Corporation immediately after the Effective Time will be, a party, or by which either is bound or (iii) any provision of any statute, law, ordinance, rule, regulation, order, decree or judgment applicable to the Company and in effect on the date hereof;

     (c) this Agreement, upon its acceptance by the Company, will be duly and validly executed and delivered, and will be a valid and binding obligation of the Company enforceable against the Company (and, after the Effective Time, the Surviving Corporation) in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, moratorium or similar laws, or by equitable principles relating to or limiting creditors' rights generally; and

     (d) the Fractional Share has been, and the Converted Share will be, duly authorized by all necessary action on the part of the Company or the Surviving Corporation, respectively, and when each is issued and delivered in accordance with the provisions hereof and the Merger Agreement will be validly issued, fully paid and non assessable and will not be subject to any preemptive or similar right.

     3. Representations and Warranties of the Purchaser. As used in this
Section 3, the term "Fractional Share" includes the Converted Share. The Purchaser represents and warrants to the Company as follows:

     (a) the Purchaser understands that (i) the Fractional Share to be sold hereunder (A) is not being registered under the Securities Act of 1933, as amended (referred to herein, together with the rules and regulations promulgated thereunder, as the "Securities Act"), and is not otherwise qualified for sale under the securities or blue sky laws and regulations of any state, (B) will not be listed on any stock or other securities exchange and (C) will not be readily marketable, and (ii) the Company has no obligation to effect any such registration, qualification or listing;

     (b) the Purchaser is acquiring the Fractional Share for his or her own account for investment and not with a view to any resale, distribution or other disposition thereof; such Fractional Share will not be sold by the Purchaser in contravention of the Securities Act or the Securities Exchange Act of 1934, as amended, or in contravention of the securities or blue sky laws or regulations of any state;

     (c) the Purchaser has been supplied with or has had access to the same kind of information concerning the Company that is required under Schedule A of the Securities Act;

     (d) the Purchaser has had the opportunity to ask questions and receive answers from knowledgeable individuals concerning the Company, its business and the Fractional Share, so that the Purchaser has been able to make his or her investment decision to acquire the Fractional Share;

     (e) the Purchaser is an "accredited investor" as defined in Rule 501(a) of Regulation D under the Securities Act; the Purchaser further represents that he or she will notify the Company by telephone immediately of any change which may occur prior to the acceptance of his or her subscription which would adversely affect his or her qualification as an "accredited investor" and will promptly send the Company written confirmation thereof,

     (f) the Purchaser understands that he or she must bear the economic risk of his or her investment in the Fractional Share for an indefinite period of time;

     (g) the Purchaser understands that the Fractional Share is subject to restrictions on transferability and resale and that each certificate the Company issues to represent any Fractional Share sold to him or her hereunder shall bear, in addition to any legend required by the Company's Certificate of Incorporation, as amended from time to time, a legend substantially in the following form:

"THE SECURITIES EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND MAY NOT BE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION UNDER THE SECURITIES ACT OR IN A TRANSACTION WHICH, IN THE OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY, QUALIFIES AS AN EXEMPT TRANSACTION UNDER THE SECURITIES ACT AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER"; and

     (h) the Purchaser confirms that the information contained in the Confidential Shareholder Questionnaire, completed by him or her and attached hereto as Annex A, is true, correct and complete.

     4. Miscellaneous.

     4.1 Counterparts. This Agreement may be execute in any number of counterparts, each of which shall be an original, and all of which shall together constitute one agreement.

     4.2 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to the principles of conflicts of law.

     4.3 Section Headings. The headings of the sections and subsections of this Agreement are inserted for convenience only and shall not be deemed to constitute a part thereof.

4.4 Notices.

     (a) All communications under this Agreement shall be in writing and shall be delivered by hand, confirmed facsimile, overnight courier or registered or certified mail, postage prepaid:

     (i) if to the Purchaser, to the address set forth on the signature page hereof, or at such other address as the Purchaser may have furnished the Company in writing;

     (ii) if to the Company, at Merchants Plaza, 115 West Washington Street, Suite 15 East, Indianapolis, Indiana 46204, Attn: James M. Barkley, General Counsel, or at such other address as the Company may have furnished in writing to the Purchaser.

(b) Any notice so addressed shall be deemed to be given: if delivered by hand or confirmed facsimile during normal business hours, on the date of such delivery; if sent by overnight courier, on the first business day following the date delivered to such courier with the expectation of overnight delivery; and if mailed by registered or certified mail, on the fifth business day after the date of.

     4.5 Expenses and Taxes. The Company will pay, and save the Purchaser harmless from any and all liabilities (including interest and penalties) with respect to, or resulting from any delay or failure in paying, stamp and other taxes (other than income taxes), if any, which may be payable or determined to be payable on the execution and delivery of this Agreement or acquisition of the Fractional Share or Converted Share pursuant to this Agreement.

     4.6 Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties. Neither party may assign this agreement without the written consent of the other party.

     4.7 Entire Agreement: Amendment and Waiver. This Agreement constitutes the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior understanding among such parties. This Agreement may be amended, and the observance of any term of this Agreement may be waived, with (and only with) the written consent of the party to be bound thereby.

     4.8 Termination. This Agreement shall terminate (i) at any time upon written agreement by the parties hereto or (ii) upon the termination of the obligations of the parties to the Merger Agreement in accordance with the terms thereof.

     IN WITNESS WHEREOF, of undersigned has executed this Subscription Agreement on the date set forth below.

Date:     July 11, 1996                 /s/  Marie Denise DeBartolo York
                              Marie Denise DeBartolo York
                              4380 Pebble Beach
                              Canfield, OH  44406

     July 11, 1996                 /s/  John C York,, II
                              John C. York, III
                              4380 Pebble Beach
                              Canfield, OH  44406


     June 27, 1996                 /s/  Larry T. Thrailkill
                              Larry T. Thrailkill
                              205 Derby Glen Lane
                              Brentwood, TN  37027

     June 28, 1996                 /s/  Carmen A. Policy
                              4949 Centennial Blvd.
                              Santa Clara, CA  95054


                              /s/  Mary T. Pipino

                              7600 Market Street
                              Youngstown, OH  44512

                              /s/  Donald P. Pipino
                              7600 Market Street
                              Youngstown, OH  44512


     June 26, 1996                 /s/  Steven Kay
                              Steven Kay
                              100 The Embarcadero
                              San Francisco, CA  94105

     June 26, 1996                 /s/  Lynn E. Davenport
                              Lynn E. Davenport
                              4056 Fairway Drive
                              Canfield, OH  44406

     June 27, 1996                 /s/  Anthony W. Liberati
                              Anthony W. Liberati
                              109 Grouse Lane
                              Selvickley, PA  15143

     June 18, 1996                 /s/  Richard S. Sokolov
                              Richard S. Sokolov
                              7763 Silver Fox Drive
                              Youngstown, OH  44512

     July 16, 1996                 /s/  The G. William Miller Trust 1995
                              G. William Miller
                              1215 19th Street NW
                              Washington, DC  20036

     July 16, 1996                 /s/Edward J. DeBartolo, Jr.
                              Edward J. DeBartolo, Jr.
                              7620 Market Street
                              Youngstown, OH  44512


     July 17, 1996                 /s/  Cynthia R. DeBartolo
                              Cynthia R. DeBartolo
                              7620 Market Street
                              Youngstown, OH  44512

     July 18, 1996                 /s/  Joseph T. Baio
                              Joseph T. Baio
                              140 Park Avenue
                              Bronxville, NY  10708

     June 24, 1996                 /s/  John S. D'Alimonte
                              John S. D'Alimonte
                              c/o Willkie Farr & Gallagher
                              153 E. 53rd Street
                              New York, NY

     July 19, 1996                 /s/  Richard C. Sammis
                              Richard C. Sammis
                              6 Saudder Bay Circle
                              Centerville, MA  02632

     July 2, 1996                  /s/  Gerald Kerner
                              Gerald Kerner
                              64 Ferndale Drive
                              Hastings on Hudson, NY  10701

     July 19, 1996                 /s/  Neil Novikoff
                              Neil Novikoff
                              6 Locust Ridge Road
                              Larchmont, NY  10538

     July 18, 1996                 /s/  William N. Dye
                              William N. Dye
                              210 East 68th Street, #15G
                              New York, NY  10021

     July 24, 1996                 /s/  Robert B. Hodes
                              Robert B. Hodes
                              158 East 33rd Street, Room 4700
                              New York, NY  10022

     Date                     /s/  Duncan J. Stewart
                              Duncan J. Stewart
                              264 Berkely Place

     Date                     /s/  Richard Posen
                              Richard Posen
                              1 Citicorp Center
                              New York, NY  10024
     Date                     /s/  Mary Pipino
                              Mary Pipino
                              7600 Market Street
                              Youngstown, OH  44512


     June 24, 1996                 /s/  Donald Posen
                              Donald Posen
                              7600 Market Street
                              Youngstown, OH  44512
     July 11, 1996                 /s/  Brent Willhite
                              Brent Willhite
                              101 W. 12th Street
                              New York, NY  10011

     June 21, 1996                 /s/  Jay F. Leary
                              Jay F. Leary
                              36 nie des Vignes
                              Paris XVI France  75016

     June 25, 1996                 /s/  Chester J. Straub
                              Chester J. Straub
                              35 Prescott Avenue
                              Bronxville, NY  10708

     June 21, 1996                 /s/   William E. Hiller
                              William E. Hiller
                              22 Reni Road
                              Manhasset, NY  11030

     June 25, 1996                 /s/  Steven H. Reisberg
                              Steven H. Reisberg
                              One Irving Place
                              New York, NY  10003

     June 26, 1996                 /s/  David L. Foster
                              David L. Foster
                              Premium Point Road
                              New Rochelle, NY  10801

     July 2, 1996                  /s/  Benito Romano
                              Benito Romano
                              99 Lincoln Place
                              Brooklyn, NY  11217

     July 26, 1996                 /s/  Richard L. Klein
                              Richard L. Klein
                              42 Meadow Road
                              Scarsdale, NY  10583



     June 28, 1996                 /s/  Peter H. Jakes
                              Peter H. Jakes
                              c/o Willke Farr & Gallagher
                              153 East 53rd Street
                              New York, NY  10028

     June 21, 1996                 /s/  Nora Ann Wallace
                              Nora Ann Wallace
                              37 West 12th Street - 6F
                              New York, NY  10011

     June 21, 1996                 /s/  Jack H. Nusbaum
                              Jack H. Nusbaum
                              c/o Willkie, Farr & Gallagher
                              153 East 53rd Street
                              New York, NY  10011

     July 15, 1996                 /s/  Peter G. Peterson
                              Peter G. Peterson
                              The Blackstone Group
                              345 Park Avenue
                              New York, NY  10154

     July 15, 1996                 /s/  Arthur B. Newman
                              Arthur B. Newman
                              The Blackstone Group
                              345 Park Avenue
                              New York, NY  10154

     July 15, 1996                 /s/  James J. Mossman
                              James J. Mossman
                              The Blackstone Group
                              345 Park Avenue
                              New York, NY  10154

     Date                     /s/  Walter F. Leinhardt
                              Walter F. Leinhardt
                              One Sheldrake Drive
                              Larchmont, NY  10538





Accepted:  August 8, 1996


DAY ACQUISITION CORP.


By:  /s/  James M. Barkley
James M. Barkley
Secretary



===============================================================================
EXHIBIT 10.59
=============
                         AMENDMENT TO SERVICE AGREEMENT

The Edward J. DeBartolo Corporation, an Ohio corporation, having an address at 7620 Market Street, Youngstown, Ohio 44513, and DeBartolo Properties Management, Inc., an Ohio corporation, having an address at 7655 Market Street, Youngstown, Ohio 44513, hereby amend that certain Service Agreement which they entered into as of the 22nd day of April, 1994, by deleting in its entirety
Section 5.1 thereof, which is entitled "Term", and substituting therefore the following:

Section5.1. Term.

This Agreement shall commence on April 22, 1994 and, except as otherwise provided herein, shall continue through July 31, 1997. Thereafter, this Agreement shall be automatically renewed for successive periods of three (3) calendar months each. The Company may terminate this Agreement effective as of any date prior to July 31, 1997, which termination date shall not be less than ninety (90) days after notice of such termination given by Company to Manager. From and after July 31, 1997, either party may terminate this Agreement at the expiration of any three month renewal period by giving notice to the other party not less than three months prior to the termination date. In the event that the parties have agreed that Manager shall provide certain Regular Services for a period which expire subsequent to a date upon which this Agreement terminates, then this Agreement shall remain in effect as to such Regular Services until the later expiration date. If Manager has agreed to provide any Occasional Services pertaining to a particular work project, then this Agreement, as it applies to such Occasional Services, shall remain in effect until the completion of such Occasional Services notwithstanding the earlier termination of the Agreement for all other purposes.

The parties hereto acknowledge that certain rights, duties and obligations under the said Service Agreement have been assigned to and assumed by DeBartolo Realty Partnership, L.P., a Delaware limited partnership, which joins in the execution of this Amendment for the purpose of evidencing its agreement thereto.

This Amendment shall be effective upon occurrence of the Effective Time as such term is defined in the Agreement and Plan of Merger dated as of March 26, 1996 among Simon Property Group, Inc., Day Acquisition Corp. and DeBartolo Realty Corporation. Further, in the event that the Effective Time has not occurred by October 30, 1996, this Amendment shall be deemed to be null, void and of no further effect, automatically and without notice.

As amended hereby, the said Service Agreement is acknowledged to be, and shall continue to be, in full force and effect.






Signed by the parties hereto at Youngstown, Ohio the 9th day of August, 1996.

                         The Edward J. DeBartolo Corporation

                         By:  /s/
                              Name:
                              Title:


                         DeBartolo Properties Management, Inc.

                         By:  /s/  David Simon
                              David Simon
                              Chief Executive Officer

                         Simon-DeBartolo Group, L.P.

                         By:  /s/  David Simon
                              David Simon
                              Chief Executive Officer


===============================================================================
EXHIBIT 10.60
=============

                         REGISTRATION RIGHTS AGREEMENT

     REGISTRATION RIGHTS AGREEMENT, dated as of August 9, 1996 (the "Agreement"), by and among the persons set forth on Schedule 1 (the "Simon Family Members"), SIMON PROPERTY GROUP, INC., a Maryland corporation (the "Company"), MELVIN SIMON & ASSOCIATES, INC., an Indiana corporation ("MSA"), JCP REALTY, INC., a Delaware corporation ("JCP"), BRANDYWINE REALTY, INC., a Delaware corporation ("Brandywine"), and the Estate of Edward J. DeBartolo, Sr., Edward J. DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts and other entities listed on Schedule 2 and (collectively, the "DeBartolo Group"), and any of their respective successors-in-interest and permitted assigns. MSA and the Simon Family Members are hereinafter referred to as the "Simon Family Entities." The Simon Family Entities, JCP, Brandywine and each member of the DeBartolo Group are hereinafter sometimes referred to as the "Limited Partners." With respect to any request pursuant to Section 2.1 on behalf of any party hereto that is a member of the DeBartolo Group, The Edward J. DeBartolo Corporation shall act as the sole representative (in such capacity the "DeBartolo Representative") of all the members of the DeBartolo Group for the purpose of making such request. The Limited Partners are hereinafter sometimes referred to as the "Rights Holders." The Rights Holders and their respective successors-in-interest and permitted assigns are hereinafter sometimes referred to as the "Holders."

     Upon execution of the Fifth Amended and Restated Agreement of Limited Partnership (the Partnership Agreement") of DeBartolo Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), dated as of the date hereof, among DeBartolo Realty Corporation, as its managing general partner (the "General Partner"), the Company, as its non-managing general partner, and its limited partners, and the consummation of the transactions contemplated thereby, each of the Limited Partners will be a limited partner holding (individually or together with its affiliates) in excess of 1.5% of the units of partnership interest (the "Units") in the Operating Partnership. Pursuant to the Partnership Agreement, the Limited Partners now have the right at any time to exchange all or any portion of their Units for shares (the "Shares") of the Company's common stock, par value $.0001 per share (the "Common Stock"), or cash, at the election of the Company, and, except as provided herein, any Shares issued upon such exchange will not be registered under the Securities Act of 1933, as amended (the "Securities Act").

     In order to induce the Limited Partners to enter into the Partnership Agreement, the Company has agreed to provide certain registration rights with respect to the Shares as set forth in this Agreement.

     In consideration of the mutual covenants and agreements set forth herein and for good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

     1. Securities Subject to this Agreement. The securities entitled to the benefits of this Agreement are (a) the Shares issued by the Company to the Holders upon exchange of Units, (b) the Shares issued by the Company to the Holders upon conversion of the Class B Common Stock, par value $.0001 per share, if any of the Company (c) the Shares issued by the Company held by said Holders upon the conversion of Class C Common Stock, par value $.0001 per share, if any, of the Company and (d) any other securities issued by the Company in exchange for or upon conversion of any such Shares (it being understood that Units do not constitute Registrable Securities) (collectively, the "Registrable Securities") but, with respect to any particular Registrable Security, only so long as it continues to be a Registrable Security. Registrable Securities shall include any securities issued as a dividend or distribution on account of Registrable Securities or resulting from a subdivision of the outstanding shares of Registrable Securities into a greater number of shares (by reclassification, stock split or otherwise). For the purposes of this Agreement, a security that was at one time a Registrable Security shall cease to be a Registrable Security when (a) such security has been effectively registered under the Securities Act other than pursuant to
Section 4 of this Agreement, and either (i) the registration statement with respect thereto has remained continuously effective for 150 days or (ii) such security has been disposed of pursuant to such registration statement, (b) "such security is sold to the public in reliance on Rule 144 (or any similar provision then in force) under the Securities Act, (c) such security has been otherwise transferred, except in connection with the exercise of the EJDC Option (as defined in the Partnership Agreement), and (i) the Company has delivered a new certificate or other evidence of ownership not bearing the legend set forth on the Shares upon the initial issuance thereof (or other legend of similar import) and (ii) in the opinion of counsel to the Company reasonably acceptable to the Holders and addressed to the Company and the holder of such security, the subsequent disposition of such security shall not require the registration or qualification under the Securities Act, or (d) such security has ceased to be outstanding.

     Notwithstanding anything to the contrary herein, any Limited Partner may exercise any of its rights hereunder prior to its receipt of Shares, provided that such Limited Partner, simultaneously with the delivery of any notice requesting registration hereunder, shall deliver an Exercise Notice to the Company requesting exchange of Units exchangeable into such number of Shares as such Limited Partner has requested to be registered. Any such Exercise Notice so delivered shall be (a) conditioned on the effectiveness of the requested registration in connection with which it was delivered and (b) deemed to cover only "such number of Units as are exchangeable into the number of Shares actually sold pursuant to the requested registration. Any Shares to be issued in connection with any such Exercise Notice shall be issued upon the closing of the requested registration. In the event that the Company elects to issue all cash in lieu of Shares upon the exchange of the Units covered by any such Exercise Notice, the registration requested by the Limited Partner that delivered such Exercise Notice, if a Demand Registration, shall not constitute a Demand Registration under Section 2.1 hereof.

     Nothing contained herein shall create any obligation on the part of the Company to issue Shares, rather than cash, upon the exchange of any Units.

2. Demand Registration.

     2.1 Request for Registration. At any time, each Holder (or, with respect to each Holder that is a member of the DeBartolo Group, the DeBartolo Representative) may make a written request per 12-month period (specifying the intended method of disposition) for registration under the Securities Act (each, a "Demand Registration") of all or part of such Holder's Registrable Securities (but such part, together with the number of securities requested by other Holders to be included in such Demand Registration pursuant to this
Section 2.1, shall have an estimated market value at the time of such request (based upon the then market price of a share of Common Stock of the Company) of at least $10,000,000). Notwithstanding the foregoing, the Company shall not be required to file any registration statement on behalf of any Holder within six months after the effective date of any earlier registration statement so long as the Holder requesting the Demand Registration was given a notice offering it the opportunity to sell Registrable Securities under the earlier registration statement and such Holder did not request that all of its Registrable Securities be included; provided, however, that if a Holder requested that all of its Registrable Securities be included in the earlier registration statement but not all were so included through no fault of the Holder, such Holder may, but shall not be obligated to, require the Company to file another registration statement pursuant to a Demand Registration (subject, in the event of a Demand Registration for less than all such remaining Registrable Securities, to the same $10,000,000 limitation set forth above) exercised by such Holder within six months of the effective date of such earlier registration statement. Within ten days after receipt of a request for a Demand Registration, the Company shall give written notice (the "Notice") of such request to all other Holders and shall include in such registration all Registrable Securities that the Company has received written requests for inclusion therein within 15 days after the Notice is given (the "Requested Securities"). Thereafter, the Company may elect to include in such registration additional shares of Common Stock to be issued by the Company. In such event for purposes only of Section 2.3 (other than the first sentence thereof) and not for purposes of any other provision or Section hereof (including, without limitation, Section 3), (a) such shares to be issued by the Company in connection with a Demand Registration shall be deemed to be Registrable Securities and (b) the Company shall be deemed to be a Holder thereof. All requests made pursuant to this Section 2.1 shall specify the aggregate number of Registrable Securities to be registered.

     2.2 Effective Registration and Expenses. A registration shall not constitute a Demand Registration under Section 2.1 hereof until it has become effective. In any registration initiated as a Demand Registration, the Company shall pay all Registration Expenses (as defined in Section 8) incurred in connection therewith, whether or not such Demand Registration becomes effective, unless such Demand Registration fails to become effective as a result of the fault of one or more Holders other than the Company, in which case the Company will not be required to pay the Registration Expenses incurred with respect to the offering of such Holder or Holders' Registrable Securities. The Registration Expenses incurred with respect to the offering of such Holder or Holders' Registrable Securities shall be the product of (a) the aggregate amount of all Registration Expenses incurred in connection with such registration and (b) the ratio that the number of such Registrable Securities bears to the total number of Registrable Securities included in the registration.

     2.3 Priority on Demand Registrations. The Holder making the Demand Registration may elect whether the offering of such Registrable Securities pursuant to such Demand Registration shall be in the form of a firm commitment underwritten offering or otherwise; provided, however, that such Holder may not elect that such offering be made on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. In any case in which an offering is in the form of a firm commitment underwritten offering, if the managing underwriter or underwriters of such offering advise the Company in writing that in its or their opinion the number of Registrable Securities proposed to be sold in such offering exceeds the number of Registrable Securities that can be sold in such offering without adversely affecting the market for the Company's common stock, the Company will include in such registration the number of Registrable Securities that in the opinion of such managing underwriter or underwriters can be sold without adversely affecting the market for the Company's common stock. In such event, the number of Registrable Securities, if any, to be offered for the accounts of Holders (including the Holder making the Demand Registration) shall be reduced pro rata on the basis of the relative number of any Registrable Securities requested by each such Holder to be included in such registration to the extent necessary to reduce the total number of Registrable Securities to be included in such offering to the number recommended by such managing underwriter or underwriters. In the event the Holder making the Demand shall receive notice pursuant to this Section 2.3 that the amount of Registrable Securities to be offered for the account of such Holder shall be reduced, such Holder shall be entitled to withdraw the Demand by written notice to the Company within 7 days after receipt of such notice, with the effect that such Demand shall be deemed not to have been made. In this connection, it is understood that Teachers' Retirement System of the State of Illinois ("Teachers'") and Homart San Antonio Investment Co. ("Homart") have entered into a Registration Rights Agreement dated December 1, 1993, as amended (the "First Agreement"), providing for rights to register certain securities held by Teachers' and Homart on similar terms to the terms hereof. The Company hereby agrees to use its commercially reasonable efforts to secure the consent of Teachers' (a) to waive the provisions of the following two sentences with respect to the securities held by it, and (b) to participate pro rata with the Holders in any reduction of the Registrable Securities to be offered hereunder as provided in the preceding sentence above in this Section 2.3. In the event Teachers' (if no such consent is secured) or Homart have exercised their rights pursuant to the First Agreement to have any of their shares of Common Stock included in such registration statement and in the opinion of the managing underwriter the number of Registrable Securities proposed to be sold in such offering plus the number of shares of Common Stock to be sold by Teachers' and/or Homart exceeds the total number of shares of Common Stock that can be sold in such offering without adversely affecting the market for the Company's Common Stock, then the number of Registrable Securities to be offered for the account of the Holders shall be reduced pro rata as aforesaid to zero before any reduction in the number of shares of Common Stock to be offered by Teachers' and/or Homart. Each of the Holders agrees and acknowledges that Teachers' and Homart are third party beneficiaries of this Agreement and that this Section 2.3 cannot be amended in a manner adverse to Teachers' or Homart without the consent of Teachers' and Homart.

     2.4 Selection of Underwriters. If any of the Registrable Securities covered by a Demand Registration are to be sold in an underwritten offering, the Holders, in the aggregate, that own or will own a majority of the Registrable Securities that the Company has been requested to register (including the Requested Securities but excluding any securities to be issued by the Company), shall have the right to select the investment banker or investment bankers and manager or managers that will underwrite the offering; provided, however, that such investment bankers and managers must be reasonably satisfactory to the Company.

     3. Registration. Whenever the Company proposes to file a registration statement under the Securities Act with respect to an underwritten public offering of common stock by the Company for its own account or for the account of any stockholders of the Company (other than a registration statement filed pursuant to either Section 2 or 4 hereof), the Company shall give written notice (the "Offering noticeO) of such proposed filing to each of the Holders at least 30 days before the anticipated filing date. Such Offering Notice shall offer all such Holders the opportunity to register such number of Registrable Securities as each such Holder may request in writing, which request for registration (each, a "Piggyback Registration") must be received by the Company within 15 days after the Offering Notice is given. The Company shall use all reasonable efforts to cause the managing underwriter or underwriters of a proposed underwritten offering, if any, to permit the holders of the Registrable Securities requested to be included in the registration for such offering to include such Registrable Securities in such offering on the same terms and conditions as the common stock of the Company or, if such offering is for the account of other stockholders, the common stock of such stockholders included therein. Notwithstanding the foregoing, if the managing underwriter or underwriters of a proposed underwritten offering advise the Company in writing that in its or their opinion the number of Registrable Securities proposed to be sold in such offering exceeds the number of Registrable Securities that can be sold in such offering without adversely affecting the market for the Company's common stock, the Company will include in such registration the number of Registrable Securities that in the opinion of such managing underwriter or underwriters can be sold without adversely affecting the market for the Company's common stock. In such event, the number of Registrable Securities, if any, to be offered for the accounts of Holders shall be reduced pro rata on the basis of the relative number of any Registrable Securities requested by each such Holder to be included in such registration to the extent necessary to reduce the total number of Registrable Securities to be included in such offering to the number recommended by such managing underwriter or underwriters. The Company shall pay all Registration Expenses incurred in connection with any Piggyback Registration. In this connection, it is understood that if Teachers' and/or Homart have exercised their rights pursuant to the First Agreement to have any of their shares of Common Stock included in such registration statement and in the opinion of the managing underwriter the number of Registrable Securities proposed to be sold in such offering plus the number of shares of Common Stock to be offered by Teachers' and/or Homart exceeds the total number of shares of Common Stock that can sold in such offering without adversely affecting the market for the Company's Common Stock, then the number of Registrable Securities to be offered for the account of the Holders shall be reduced pro rata as aforesaid to zero before any reduction in the number of shares of Common Stock to be offered by Teachers' and/or Homart.

     4. Shelf Registration. The Company agrees that, upon the request of any Holder, the Company shall promptly after receipt of such request notify each other Holder of receipt of such request and shall cause to be filed on or as soon as practicable thereafter, but not sooner than 35 days after the receipt of such notice from such Holder, a registration statement (a "Shelf Registration Statement") on Form S-3 or any other appropriate form under the Securities Act for an offering to be made on a delayed or continuous basis pursuant to Rule 415 thereunder or any similar rule that may be adopted by the Securities and Exchange Commission (the "Commission") and permitting sales in any manner not involving an underwritten public offering (and shall register or qualify the shares to be sold in such offering under such other securities or "blue sky" laws as would be required pursuant to Section 7(g) hereof) covering up to the aggregate number of (a) Shares to be issued to such Holder and all other Holders who request that the shares to be issued to them upon the exchange of Units held by them be included in the shelf registration statement upon the exchange of Units so that the Shares issuable upon the exchange of such Units will be registered pursuant to the Securities Act and (b) Registrable Securities held by such Holders. The Company shall use its best efforts to cause the Shelf Registration Statement to be declared effective by the Commission within three months after the filing thereof. The Company shall use its reasonable efforts to keep the Shelf Registration Statement continuously effective (and to register or qualify the shares to be sold in such offering under such other securities or "blue sky" laws as would be required pursuant to Section 7(g) hereof) for so long as any Holder holds any Units that may be exchanged for Shares under the Partnership Agreement or until the Company has caused to be delivered to each Holder an opinion of counsel, which counsel must be reasonably acceptable to such Holders, stating that the Shares issued upon exchange of Units may be sold by the Holders pursuant to Rule 144 promulgated under the Securities Act without regard to any volume limitations and that the Company has satisfied the informational requirements of Rule 144. The Company shall file any necessary listing applications or amendments to existing applications to cause the Shares issuable upon exchange of Units to be listed on the primary exchange on which the Common Stock is then listed, if any. Notwithstanding the foregoing, if the Company determines that it is necessary to amend or supplement such Shelf Registration Statement and if the Company shall furnish to the Holders a certificate signed by the Chief Executive Officer of the Company stating that in the good faith judgment of the Board of Directors of the Company it would be significantly disadvantageous to the Company and its stockholders for any such Shelf Registration Statement to be amended or supplemented, the Company may defer such amending or supplementing of such Shelf Registration Statement for not more than 45 days and in such event the Holders shall be required to discontinue disposition of any Registrable Securities covered by such Shelf Registration Statement during such period. Notwithstanding the foregoing, if the Company irrevocably elects prior to the filing of any Shelf Registration Statement to issue all cash in lieu of Shares upon the exchange of Units by the Holder requesting the filing of such Shelf Registration Statement, the Company shall not be obligated to file such Shelf Registration Statement.

     5. Rights of Other Stockholders. The Company shall not grant any person, for so long as any securities convertible into or exchangeable for Registrable Securities are outstanding, any rights to have their securities included in any registration statement to be filed by the Company if such rights are greater than the rights of the Holders granted herein without extending such greater rights to the Holders. Subject to the penultimate sentence of Section 2.3 and the last sentence of Section 3, to the extent the securities of such other stockholders are entitled to be included in any such registration statement and the managing underwriter or underwriters believe that the number of securities proposed to be sold in such offering exceeds the number of securities that can be sold in such offering without adversely affecting the market for the Company's common stock, the number of securities to be offered for the accounts of such other stockholders shall be reduced to zero before the number of securities to be offered for the accounts of the Holders is reduced. It is understood that the Company has heretofore granted registration rights pursuant to the First Agreement to Teachers' and Homart which rights will remain outstanding following the execution of this Agreement and that under the terms of the First Agreement, the Company is not permitted to grant to any person for so long as any securities convertible into or exchangeable for shares of Common Stock held by Teachers' and/or Homart are outstanding registration rights which are greater than the rights granted to Teachers' and Homart in the First Agreement. In this connection, the Simon Family Entities, JCP and Brandywine, each of whom is also a signatory to the First Agreement, hereby irrevocably waive all of their rights under such First Agreement, it being understood that all of their rights to have their securities included in any registration statement filed by the Company shall flow from this Agreement. Except as set forth in this Agreement, the First Agreement (as to Teachers' and Homart only) and the Operating Partnership Agreement, the Company has not granted to any Person rights to have their securities included in any registration statement to be filed by the Company following the date hereof. No Person who was a partner of the Operating Partnership immediately preceding the date of this Agreement has any rights to cause the Company to register any securities held or to be acquired by that Person except for any such rights under this Agreement or the Operating Partnership Agreement.

6. Holdback Agreements.

     6.1 Restrictions on Public Sale by Holders of Registrable Securities. Each Holder (a) participating in an underwritten offering covered by any Demand Registration or Piggyback Registration or (b) in the event the Company is issuing shares of its capital stock to the public in an underwritten offering, agrees, if requested by the managing underwriter or underwriters for such underwritten offering, not to effect (except as part of such underwritten offering or pursuant to Article XII of the Partnership Agreement) any public sale or distribution of Registrable Securities or any securities convertible into or exchangeable or exercisable for such Registrable Securities, including a sale pursuant to Rule 144 (or any similar provision then in force) under the Securities Act, during the period (a "Lock-Out Period") commencing 14 days prior to and ending no more than 90 days subsequent to the date (an "Execution Date") specified in the Lock-Out Notice (as defined below) as the anticipated date of the execution and delivery of the underwriting agreement (or, if later, a pricing or terms agreement signed pursuant to such underwriting agreement) to be entered into in connection with such Demand Registration or Piggyback Registration or other underwritten offering. The Execution Date shall be no fewer than 21 days subsequent to the date of delivery of written notice (a OLock-Out Notice") by the Company to each Holder of the anticipated execution of an underwriting agreement (or pricing or terms agreement), and the Execution Date shall be specified in the Lock-Out Notice. The Company may not deliver a Lock-Out Notice unless it is making a good faith effort to effect the offering with respect to which such Lock-Out Notice has been delivered. Notwithstanding the foregoing, the Company may not (a) establish Lock-Out Periods in effect for more than 208 days in the aggregate within either of the two consecutive twelve-month periods commencing on August 7, 1995, (b) establish Lock-Out Periods in effect for more than 208 days in the aggregate within any of the consecutive fifteen-month periods commencing on August 7, 1997 and (c) cause any Lock-Out Period to commence (i) during the 45-day period immediately following the expiration of any Lock-Out Period, such 45-day period to be extended by one day for each day of delay pursuant to Section 7(a) provided, however, that in no event shall such extension exceed 90 days, provided, further, however, that such 90-day limit on extensions shall terminate on December 31, 1998; or (ii) if the Company shall have been requested to file a Registration Statement pursuant to Section 2 during such 45-day period (as extended), until the earlier of (x) the date on which all Registrable Securities thereunder shall have been sold and (y) 45 days after the effective date of such Registration Statement. Notwithstanding the foregoing, any Lock-Out Period may be shortened at the Company's sole discretion by written notice to the Holders, and the applicable Lock-Out Period shall be deemed to have ended on the date such notice is received by the Holders. For the purposes of this Section 6.1, a Lock-Out Period shall be deemed to not have occurred, and a Lock-Out Notice shall be deemed to not have been delivered, if, within 30 days of the delivery of a Lock-Out Notice, the Company delivers a written notice (the "Revocation Notice") to the Holders stating that the offering (the "Aborted Offering") with respect to which such Lock-Out Notice was delivered has not been, or shall not be, consummated; provided, however, that any Lock-Out Period that the Company causes to commence within 45 days of the delivery of such Revocation Notice shall be reduced by the number of days pursuant to which the Holders were subject to restrictions on transfer pursuant to this Section 6.1 with respect to such Aborted Offering.

     6.2 Restrictions on Public Sale by the Company. If, but only if, the managing underwriter or underwriters for any underwritten offering of Registrable Securities made pursuant to a Demand Registration so request, the Company agrees not to effect any public sale or distribution of any of its securities similar to those being registered, or any securities convertible into or exchangeable or exercisable for such securities (except pursuant to registrations on Form S-4 or S-8 or any successor or similar forms thereto) during the 14 days prior to, and during the 180-day period beginning on, the effective date of such Demand Registration.

     7. Registration Procedures. Whenever the Holders have requested that any Registrable Securities be registered pursuant to Section 2 or 3, the Company shall use its best efforts to effect the registration of Registrable Securities in accordance with the intended method of disposition thereof as expeditiously as practicable, and in connection with any such request, the Company shall as expeditiously as possible:

     (a) in connection with a request pursuant to Section 2, prepare and file with the Commission, not later than 40 days (or such longer period as may be required in order for the Company to comply with the provisions of Regulation S-X under the Securities Act) after receipt of a request to file a registration statement with respect to Registrable Securities, a registration statement on any form for which the Company then qualifies or which counsel for the Company shall deem appropriate and which form shall be available for the sale of such Registrable Securities in accordance with the intended method of distribution thereof and, if the offering is an underwritten offering, shall be reasonably satisfactory to the managing underwriter or underwriters, and use its best efforts to cause such registration statement to become effective; provided, however, that if the Company shall within five (5) Business Days after receipt of such request furnish to the Holders making such a request a certificate signed by the Chief Executive Officer of the Company stating that in the good faith judgment of the Board of Directors of the Company it would be significantly disadvantageous to the Company and its stockholders for such a registration statement to be filed on or before the date filing would be required, the Company shall have an additional period of not more than 45 days within which to file such registration statement (provided that only one such notice may be given during any 12 month period); and provided, further, that before filing a registration statement or prospectus or any amendments or supplements thereto, the Company shall (a) furnish to the counsel selected by the Holder making the demand, or if no demand, then, by the Holders, in the aggregate, that own or will own a majority of the Registrable Securities covered by such registration statement, copies of all such documents proposed to be filed, which documents will be subject to the review of such counsel, and
(b) notify each seller or prospective seller of Registrable Securities of any stop order issued or threatened by the Commission or withdrawal of any state qualification and take all reasonable actions required to prevent such withdrawal or the entry of such stop order or to remove it if entered;

     (b) in connection with a registration pursuant to Section 2, prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for a period of not less than 150 days (or such shorter period that will terminate when all Registrable Securities covered by such registration statement have been sold, but not before the expiration of the applicable period referred to in Section 4 (3) of the Securities Act and Rule 174 thereunder, if applicable), and comply with the provisions of the Securities Act applicable to it with respect to the disposition of all securities covered by such registration statement during such period in accordance with the intended method of disposition by the sellers thereof set forth in such registration statement;

     (c) notify each seller of Registrable Securities and the managing underwriter, if any, promptly, and (if requested by any such Person) confirm such advice in writing,

     (i) when the prospectus or any supplement thereto or amendment or post-effective amendment to the registration statement has been filed, and, with respect to the registration statement or any post-effective amendment, when the same has become effective,

     (ii) of any request by the Commission for amendments or post-effective amendments to the registration statement or supplements to the prospectus or for additional information,

     (iii) of the issuance by the Commission of any stop order suspending the effectiveness of the registration statement or the initiation or threatening of any proceedings for that purpose,

     (iv) if at any time during the distribution of securities by the managing underwriter the representations and warranties of the Company to be contained in the underwriting agreement cease to be true and correct in all material respects, and

     (v) of the receipt by the Company of any notification with respect to the suspension of the qualification of the Registrable Securities for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose;

     (d) use its best efforts to prevent the issuance of any stop order suspending the effectiveness of the registration statement or any state qualification or any order preventing or suspending the use of any preliminary prospectus, and use its best efforts to obtain the withdrawal of any order suspending the effectiveness of the registration statement or any state qualification or of any order preventing or suspending the use of any preliminary prospectus at the earliest possible moment;

     (e) if requested by the managing underwriter or a seller of Registrable Securities, promptly incorporate in a prospectus supplement or post-effective amendment to the registration statement such information as the managing underwriter or a seller of Registrable Securities reasonably request to have included therein relating to the plan of distribution with respect to the Registrable Securities, including, without limitation, information with respect to the amount of Registrable Securities being sold to such underwriters, the purchase price being paid therefor by such underwriters and with respect to any other terms of the underwritten offering of the Registrable Securities to be sold in such offering; and make all required filings of such prospectus supplement or post-effective amendment promptly after being notified of the matters to be incorporated in such prospectus supplement or post-effective amendment;

     (f) furnish to each seller of Registrable Securities and the managing underwriter one signed copy of the registration statement and each amendment thereto as filed with the Commission, and such number of copies of such registration statement, each amendment (including post-effective amendments) and supplement thereto (in each case including all documents incorporated by reference and all exhibits thereto whether or not incorporated by reference), the prospectus included in such registration statement (including each preliminary prospectus) and such other documents as each seller may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such seller;

     (g) use reasonable efforts to register or qualify such Registrable Securities under such other securities or "blue sky" laws of such jurisdictions as any seller or underwriter reasonably requests in writing and to do any and all other acts and things that may be reasonably necessary or advisable to register or qualify for sale in such jurisdictions the Registrable Securities owned by such seller; provided, however, that the Company shall not be required to (a) qualify generally to do business in any jurisdiction where it is not then so qualified, (b) subject itself to taxation in any such jurisdiction, (c) consent to general service of process in any such jurisdiction or (d) provide any undertaking required by such other securities or "blue sky" laws or make any change in its charter or bylaws that the Board of Directors determines in good faith to be contrary to the best interest of the Company and its stockholders;

     (h) use reasonable efforts to cause the Registrable Securities covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary by virtue of the business and operations of the Company to enable the seller or sellers thereof or the underwriters, if any, to consummate the disposition of such Registrable Securities;

     (i) notify each seller of such Registrable Securities at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement contains an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and prepare and file with the Commission a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of such Registrable Securities, such prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;

     (j) enter into customary agreements (including an underwriting agreement in customary form, if the offering is an underwritten offering) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities and in such connection:

     (i) make such representations and warranties to the underwriters in form, substance and scope, reasonably satisfactory to the managing underwriter, as are customarily made by issuers to underwriters in primary underwritten offerings on the form of registration statement used in such offering;

     (ii) obtain opinions and updates thereof of counsel, which counsel and opinions to the Company (in form, scope and substance) shall be reasonably satisfactory to the managing underwriter, addressed to the managing underwriter, covering the matters customarily covered in opinions requested in primary underwritten offerings on the form of registration statement used in such offering and such other matters as may be reasonably requested by the managing underwriter;

     (iii) obtain so-called "cold comfort" letters and updates thereof from the Company's independent public accountants addressed to the managing underwriter in customary form and covering matters of the type customarily covered in "cold comfort" letters to underwriters in connection with primary underwritten offerings and such other matters as may be reasonably requested by the managing underwriter;

     (iv) cause the underwriting agreements to set forth in full the indemnification provisions and procedures of Section 9 (or such other substantially similar provisions and procedures as the managing underwriter shall reasonably request) with respect to all parties to be indemnified pursuant to said Section; and

     (v) deliver such documents and certificates as may be reasonably requested by the Participating Holder or Holders to evidence compliance with the provisions of this Section 7 (j) and with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

     The above shall be done at the effectiveness of such registration statement (when consistent with customary industry practice), each closing under any underwriting or similar agreement as and to the extent required thereunder and from time to time as may reasonably be requested by the sellers of Registrable Securities, all in a manner consistent with customary industry practice.

     (k) make available for inspection by any seller of Registrable Securities, any underwriter participating in any disposition pursuant to such registration statement, the counsel referred to in clause (a) of Section 7(a) and any attorney, accountant or other agent retained by any such seller or underwriter (collectively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company (collectively, the "Records") as shall be reasonably necessary to enable them to exercise their due diligence responsibility, and cause the Company's officers, directors, employees and agents to supply all information reasonably requested by any such Inspector in connection with such registration statement. Records that the Company determines, in good faith, to be confidential and that it notifies the Inspectors are confidential shall not be disclosed by the Inspectors unless (a) the disclosure of such Records is, in the reasonable judgment of any Inspector, necessary to avoid or correct a misstatement or omission of a material fact in the registration statement or (b) the release of such Records is ordered pursuant to a subpoena or other order from a court or governmental agency of competent jurisdiction or required (in the written opinion of counsel to such seller or underwriter, which counsel shall be reasonably acceptable to the Company) pursuant to applicable state or federal law. Each seller of Registrable Securities agrees that it will, upon learning that disclosure of such Records are sought by a court or governmental agency, give notice to the Company and allow the Company, at the Company's expense, to undertake appropriate action to prevent disclosure of the Records deemed confidential;

     (l) if such sale is pursuant to an underwritten offering, use reasonable efforts to obtain a "cold comfort" letter and updates thereof from the Company's independent public accountants in customary form and covering such matters of the type customarily covered by "cold comfort" letters as the holders, in the aggregate, of a majority of the Registrable Securities being sold and the managing underwriter or underwriters reasonably request;

     (m) otherwise use reasonable efforts to comply with the Securities Act, the Exchange Act, all applicable rules and regulations of the Commission and all applicable state securities and real estate syndication laws, and make generally available to its security holders, as soon as reasonably practicable, an earnings statement covering a period of 12 months, beginning within three months after the effective date of the registration statement, which earnings statement shall satisfy the provisions of Section ll 0(a) of the Securities Act;

     (n) use reasonable efforts to cause all Registrable Securities covered by the registration statement to be listed on each securities exchange, if any, on which similar securities issued by the Company are then listed, provided that the applicable listing requirements are satisfied;

     (o) cooperate with the sellers of Registrable Securities and the managing underwriter to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold and not bearing any restrictive legends; and enable such Registrable Securities to be in such denominations and registered in such names as the managing underwriter may reasonably request at least 2 business days prior to any sale of Registrable Securities to the underwriters;

     (p) cooperate and assist in any filings required to be made with the NASD and in the performance of any due diligence investigation by any underwriter;

     (q) prior to the filing of any document which is to be incorporated by reference into the registration statement or the prospectus (after the initial filing of the registration statement) provide copies of such document to the sellers of Registrable Securities, the underwriters and their respective counsel, make the Company representatives available for discussion of such document with such persons and, to the extent changes may be made to such document without the consent of a third party (other than the Company's accountants or any affiliate of the Company), make such changes in such document prior to the filing thereof as any such persons may reasonably request to the extent and only to the extent that such changes relate to a description of a DeBartolo Group Holder or the Plan or Distribution being effected by a DeBartolo Group Holder; and

     (r) participate, if so requested, in a "road show" in connection with the sale of the Registrable Securities but only to the extent reasonably requested by the managing underwriter, if such sale is pursuant to an underwritten offering.

     The Company may require each seller or prospective seller of Registrable Securities as to which any registration is being effected to furnish to the Company such information regarding the distribution of such securities and other matters as may be required to be included in the registration statement.

     Each holder of Registrable Securities agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Paragraph (i) of this Section 7, such holder shall forthwith discontinue disposition of Registrable Securities pursuant to the registration statement covering such Registrable Securities until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by Paragraph (i) of this
Section 7, and, if so directed by the Company, such holder shall deliver to the Company (at the Company's expense) all copies, other than permanent file copies then in such holder's possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice. If the Company shall give any such notice, the Company shall extend the period during which such registration statement shall be maintained effective pursuant to this Agreement (including the period referred to in Paragraph (b) of this Section 7) by the number of days during the period from and including the date of the giving of such notice pursuant to Paragraph (i) of this Section 7 to and including the date when each seller of Registrable Securities covered by such registration statement shall have received the copies of the supplemented or amended prospectus contemplated by Paragraph (i) of this Section 7.

     The Company shall keep the sellers of Registrable Securities to be offered in a given registration advised of the status of any registration in which they are participating. In addition, the Company and each such seller of Registrable Securities may enter into understandings in writing whereby such seller of Registrable Securities will agree in advance as to the acceptability of the price or range of prices per share at which the Registrable Securities included in such registration are to be offered to the public. Furthermore, the Company shall establish pricing notification procedures reasonably acceptable to each such seller of Registrable Securities and shall, as promptly as practicable after learning the same from the managing underwriter, use reasonable efforts to give oral notice to each such seller of Registrable Securities of the anticipated date on which the Company expects to receive a notification from the managing underwriter (and any changes in such anticipated date) of the price per share at which the Registrable Securities included in such registration are to be offered to the public.

     8. Registration Expenses. The Company shall pay all expenses incident to its performance of or compliance with this Agreement, including, without limitation, (a) all Commission, stock exchange and National Association of Securities Dealers, Inc. registration, filing and listing fees, (b) all fees and expenses incurred in complying with securities or "blue sky" laws (including reasonable fees and disbursements of counsel in connection with "blue sky" qualifications of the Registrable Securities), (c) all printing, messenger and delivery expenses, (d) all fees and disbursements of the Company's independent public accountants and counsel and (e) all fees and expenses of any special experts retained by the Company in connection with any Demand Registration or Piggyback Registration pursuant to the terms of this Agreement, regardless of whether such registration becomes effective; provided, however, that the Company shall not pay the costs and expenses of any Holder relating to underwriters' commissions and discounts relating to Registrable Securities to be sold by such Holder (but such costs and expenses shall be paid by the Holders on a pro rata basis), brokerage fees, transfer taxes, or the fees or expenses of any counsel, accountants or other representatives retained by the Holders, individually or in the aggregate. All of the expenses described in this Section 8 that are to be paid by the Company are herein called "Registration Expenses."

9. Indemnification: Contribution.

     9.1 Indemnification by the Company. The Company agrees to indemnify, to the fullest extent permitted by law, each Holder and each secured creditor referred to in Section 12.4(c)(ii) hereof (a "Secured Creditor"), each of their respective officers, directors, agents, advisors, employees and trustees, and each person, if any, who controls such Holder or Secured Creditor (within the meaning of the Securities Act), against any and all losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of a prospectus, in light of the circumstances under which they were made) not misleading, except insofar as the same are caused by or contained in any information with respect to such Holder or Secured Creditor furnished in writing to the Company by such Holder or Secured Creditor expressly for use therein or by such Holder's or Secured Creditor's failure to deliver a copy of the prospectus or any supplements thereto after the Company has furnished such Holder or Secured Creditor with a sufficient number of copies of the same or by the delivery of prospectuses by such Holder or Secured Creditor after the Company notified such Holder or Secured Creditor in writing to discontinue delivery of prospectuses. The Company also shall indemnify any underwriters of the Registrable Securities, their officers and directors and each person who controls such underwriters (within the meaning of the Securities Act) to the same extent as provided above with respect to the indemnification of the Holders.

     9.2 Indemnification By Holders. In connection with any registration statement in which a Holder is participating, each such Holder shall furnish to the Company in writing such information and affidavits with respect to such Holder as the Company reasonably requests for use in connection with any such registration statement or prospectus and agrees to indemnify, severally and not jointly, to the fullest extent permitted by law, the Company, its officers, directors and agents and each person, if any, who controls the Company (within the meaning of the Securities Act) against any and all losses, claims, damages, liabilities and expenses resulting from any untrue or alleged untrue statement of a material fact or any omission or alleged omission of a material fact required to be stated in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto or necessary to make the statements therein (in the case of a prospectus, in light of the circumstances under which they were made) not misleading, to the extent, but only to the extent, that such untrue or alleged untrue statement or omission is contained in or omitted from, as the case may be, any information or affidavit with respect to such Holder so furnished in writing by such Holder specifically for use in the Registration Statement. Each Holder also shall indemnify any underwriters of the Registrable Securities, their officers and directors and each person who controls such underwriters (within the meaning of the Securities Act) to the same extent as provided above with respect to the indemnification of the Company.

     9.3 Conduct of Indemnification Proceedings. Any party that proposes to assert the right to be indemnified under this Section 9 shall, promptly after receipt of notice of commencement of any action against such party in respect of which a claim is to be made against an indemnifying party or parties under this Section 9, notify each such indemnifying party of the commencement of such action, enclosing a copy of all papers served, but the omission so to notify such indemnifying party will not relieve it from any liability that it may have to any indemnified party under the foregoing provisions of this Section 9 unless, and only to the extent that, such omission results in the forfeiture of substantive rights or defenses by the indemnifying party. If any such action is brought against any indemnified party and it notifies the indemnifying party of its commencement, the indemnifying party will be entitled to participate in and, to the extent that it elects by delivering written notice to the indemnified party promptly after receiving notice of the commencement of the action from the indemnified party, jointly with any other indemnifying party similarly notified, to assume the defense of the action, with counsel reasonably satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of its election to assume the defense, the indemnifying party will not be liable to the indemnified party for any legal or other expenses except as provided below and except for the reasonable costs of investigation subsequently incurred by the indemnified party in connection with the defense. If the indemnifying party assumes the defense, the indemnifying party shall have the right to settle such action without the consent of the indemnified party; provided, however, that the indemnifying party shall be required to obtain such consent (which consent shall not be unreasonably withheld) if the settlement includes any admission of wrongdoing on the part of the indemnified party or any decree or restriction on the indemnified party or its officers or directors; provided, further, that no indemnifying party, in the defense of any such action, shall, except with the consent of the indemnified party (which consent shall not be unreasonably withheld), consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability with respect to such action. The indemnified party will have the right to employ its own counsel in any such action, but the fees, expenses and other charges of such counsel will be at the expense of such indemnified party unless (a) the employment of counsel by the indemnified party has been authorized in writing by the indemnifying party, (b) the indemnified party has reasonably concluded (based on advice of counsel) that there may be legal defenses available to it or other indemnified parties that are different from or in addition to those available in the indemnifying party, (c) a conflict or potential conflict exists (based on advice of counsel to the indemnified party) between the indemnified party and the indemnifying party (in which case the indemnifying party will not have the right to direct the defense of such action on behalf of the indemnified party) or (d) the indemnifying party has not in fact employed counsel to assume the defense of such action within a reasonable time after receiving notice of the commencement of the action, in each of which cases the reasonable fees, disbursements and other charges of counsel will be at the expense of the indemnifying party or parties. It is understood that the indemnifying party or parties shall not, in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the reasonable fees, disbursements and other charges of more than one separate firm admitted to practice in such jurisdiction at any one time from all such indemnified party or parties unless (a) the employment of more than one counsel has been authorized in writing by the indemnifying party or parties, (b) an indemnified party has reasonably concluded (based on advice of counsel) that there may be legal defenses available to it that are different from or in addition to those available to the other indemnified parties or (c) a conflict or potential conflict exists (based on advice of counsel to an indemnified party) between such indemnified party and the other indemnified parties, in each of which cases the indemnifying party shall be obligated to pay the reasonable fees and expenses of such additional counsel or counsels. An indemnifying party will not be liable for any settlement of any action or claim effected without its written consent (which consent shall not be unreasonably withheld).

     9.4 Contribution. If the indemnification provided for in this Section 9 from the indemnifying party is unavailable to an indemnified party hereunder in respect of any losses, claims, damages, liabilities or expenses referred to herein, then the indemnifying party, to the extent such indemnification is unavailable, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the indemnifying party and indemnified parties in connection with the actions that resulted in such losses, claims, damages, liabilities or expenses. The relative fault of such indemnifying party and indemnified parties shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party as a result of the losses, claims, damages, liabilities and expenses referred to above shall be deemed to include, subject to the limitations set forth in Section 9.3, any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding.

     The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 9.4 were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. No person guilty of fraudulent misrepresentation (within the meaning of Section ll(f) of the Securities Act) shall be entitled to contribution from any person.

     If indemnification is available under this Section 9, the indemnifying parties shall indemnify each indemnified party to the full extent provided in
Section 9.1 and 9.2 without regard to the relative fault of said indemnifying parties or indemnified party.

     10. Participation in Underwritten Registrations. No person may participate in any underwritten registration hereunder unless such person (i) agrees to sell such person's securities on the basis provided in any underwriting agreements approved by the persons entitled hereunder to approve such arrangements and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements.

     11. Rule 144. The Company covenants that it shall use its best efforts to file the reports required to be filed by it under the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder if and when the Company becomes obligated to file such reports (or, if the Company ceases to be required to file such reports, it shall, upon the request of any Holder, make publicly available other information), and it shall, if feasible, take such further action as any Holder may reasonably request, all to the extent required from time to time to enable such Holder to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (i) Rule 144 under the Securities Act, as such Rule may be amended from time to time or (ii) any similar rules or regulations hereafter adopted by the Commission. Upon the written request of any Holder, the Company shall deliver to such Holder a written statement as to whether it has complied with such requirements.

12. Miscellaneous.

     12.1 Remedies. Each Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Agreement and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

     12.2 Amendments and Waivers. Except as otherwise provided herein, the provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given unless the Company has obtained the written consent of all Holders.

     12.3 Notices. Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally, or sent by certified or registered or express mail, postage prepaid. Any such notice shall be deemed given when so delivered personally, or, if mailed, five days (or, in the case of express mail, one day) after the date of deposit in the United States mail, as follows: (i) if to the Company, to:

Simon Property Group, Inc.
Merchants Plaza
115 West Washington Street
Suite 15 East
Indianapolis, IN 46204
Attention: David Simon
          James M. Barkley, Esq.
Facsimile No.: (317) 685-7221

with a copy to:

Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, New York 10019-6064
Attention: Toby S. Myerson, Esq.
          Edwin S. Maynard, Esq.
Facsimile: (212) 757-3990

(ii) if to any Holder, to the most current address of such Holder given by such Holder to the Company in writing.

     Any party may by notice given in accordance with this Section 12.3 to the other parties designate another address or person for receipt of notice hereunder.

     12.4 Successors and Assigns.

     (a) This Agreement shall inure to the benefit of and be binding upon the Holders and their respective successors and assigns and the successors and assigns of the Company; provided, however, that, except as otherwise provided in Sections 12.4(b) and (c) hereof, no Holder may assign its rights hereunder to any person who is not a permitted transferee of such Holder pursuant to the terms of the Partnership Agreement; provided further, that, except as otherwise provided in Section 12.4 (b) or (c) hereof, no Holder may assign its rights hereunder to any person who does not acquire all or substantially all of such Holder's Registrable Securities or Units, as the case may be, or, (i) in the case of the Simon Family Entities, to any person who does not acquire at least $10,000,000 worth of the Simon Family Entities' Registrable Securities or Units and (ii) in the case of the DeBartolo Group to any person who does not acquire at least $10,000,000 worth of DeBartolo Group's Registrable Securities or Units.

     (b) Affiliates. It is understood that JCP and Brandywine are affiliates and that under the terms of the Partnership Agreement, Limited Partners have the right to assign their partnership interests, in whole or in part, to their affiliates. The provisions of this Agreement shall insure to the benefit of all such affiliates and, for all purposes of this Agreement, a party to this Agreement (other than the Company) and all of its affiliates which at the time in question are Limited Partners of the Operating Partnership shall be deemed to be one party, with the consequence that (i) they may aggregate their Units for the purpose of exercising their rights under this Agreement and (ii) to assign the benefits of this Agreement to a third party which is not an affiliate of them, except as otherwise provided with respect to the Simon Family Entities in Section 12.4 (a) above, they must together assign to such third party all or substantially all of the aggregate amount of Units held by all of them.

     (c) Transfer of Exchange and Registration Rights. (i) The rights of each DeBartolo Group Holder to make a request and to cause the Company to register Registrable Securities owned by such Holder under Section 2 hereof and the right to cause the Company to include Registrable Securities in a registration for the account of the Company under Section 3 hereof (the "Rights") may be assigned, from time to time and reassigned, in whole or in part, to a transferee or assignee receiving (except as provided in Section 12.4(c)(ii) below) at least three percent (3%) of the outstanding shares of Common Stock or Units exchangeable into at least such number of shares of Common Stock (the "Three Percent Requirement") in connection with a transfer or assignment of shares of Common Stock received upon exchange of Units in connection with a substantially contemporaneous resale of all such Units or Units which is not prohibited under any other agreement to which the transferor or assignor is a party or any pledge of Units or Common Stock which is not prohibited under any other agreement to which the transferor or assignor is a party, provided that
(x) such transfer may otherwise be effected in accordance with applicable securities law, (y) the Company is given written notice of such assignment prior to such assignment or promptly thereafter, and (z) the transferee or assignee by written agreement acknowledges that he is bound by the terms of this Agreement. From and after the occurrence of any such transfer, the defined term OHolderO shall include such transferees or assignees.

     (ii) The Rights granted to each member of the DeBartolo Group hereunder may be assigned pursuant to this Section 12.4(c) to a secured creditor to whom such Holder has pledged Units (or other securities exchangeable or convertible into Registrable Securities) or Registrable Securities prior to the date hereof, which pledge shall be permitted hereunder, and the Three Percent Requirement shall not apply to any such assignment. Such rights may, to the extent provided in the pledge, security or other agreement or instrument pursuant to which such rights have been assigned and to the extent permitted by the Securities Act and the rules and regulations thereunder, be exercised by any such secured creditor even though it does not become an assignee of the pledged Units of such Holder pursuant to Section 12.4(c)(i) hereof. Each of the Estate of Edward J. DeBartolo, Edward J. DeBartolo, Jr., The Edward J. DeBartolo Corporation and each corporate or other person or legal entity, other than Marie Denise DeBartolo York specified on Schedule B to the Stockholders Agreement does hereby grant the rights, as described in the two preceding sentences, to the institution from time to time serving as the Administrative Agent under (A) the Second Amended and Restated New Facility Credit Agreement, dated as of March 31, 1994, by and among DeBartolo, Inc. and The Edward J. DeBartolo Corporation, as the Borrowers, Wells Fargo Bank, N.A., as the Issuing Bank, the Co-Lenders from time to time party thereto, and Wells Fargo Realty Advisors Funding, Incorporated, as the Administrative Agent (and its successors and assigns), as such agreement may be modified, supplemented or amended from time to time and (B) the Second Amended and Restated Restructuring Facility Credit Agreement, dated as of March 31, 1994, by and among DeBartolo, Inc. and The Edward J. DeBartolo Corporation, as the Borrowers, the Co-Lenders from time to time party thereto, and Wells Fargo Realty Advisors Funding, Incorporated, in its capacity as the Administrative Agent (together with its successors and assigns), as such agreement may be modified, supplemented or amended from time to time. Upon notice to the Company by any such secured creditor that it has become authorized to exercise such Rights, no further written instrument shall be required under this Agreement; provided that such secured creditor provides the Company at the time it exercises any rights with such indemnification and certifications as are reasonably satisfactory to the Company in form and substance as to its authorization to exercise such rights. It is further expressly understood and agreed that (i) the Company shall not be required in any way to determine the validity or sufficiency, whether in form or in substance, of any certification from a secured creditor that it is authorized to exercise Rights so transferred to it, (ii) the Company shall have no liability to any Holder for acting in accordance with any such certification and (iii) no further indemnification to the Company shall be required pursuant to this Section 12.4(c). The Company shall not be required in any way to determine the validity or sufficiency, whether in form or in substance, of any written instrument referred to in the second sentence of this Section 12.4(c)(ii), and it shall be sufficient if any writing purporting to be such an instrument is delivered to the Company and purports on its face to be correct in form and signed or otherwise executed by such Holder. The Company may continue to rely on such written instrument until such time, if any, that it receives a written instrument from the secured creditor named therein (or its successor) revoking, or acknowledging the revocation or other termination of, the authority granted by such written instrument.

     (iii) The rights of each of JCP and Brandywine to make a request and cause the Company to register Registrable Securities owned by such Holder under
Section 2 hereof and the right of such Holder to cause the Company to include Registrable Securities in a registration for the account of the Company under
Section 3 hereof (the "JCP Rights") may be assigned (i) to a secured creditor to whom such Holder has pledged Units or, if such Holder has not previously exercised the right provided for in the first sentence of Section 9.3(c) of the Operating Partnership Agreement, to any Person to whom the secured creditor has transferred the pledged Units pursuant to Section 9.3(c) of the Operating Partnership Agreement (such secured creditor or such transferee being referred to as the "Assignee"), in each case subject to the further terms and provision of this Section 12.4(c)(iii). The JCP Rights may be exercised by the Assignee after the Assignee has become a substitute Limited Partner of the Operating Partnership and only if the Assignee provides the Company at the time it exercises the JCP Rights with such indemnification and certifications as are reasonably satisfactory to the Company in form and substance as to its authorization to exercise such JCP Rights. It is further expressly understood and agreed that (i) the Company shall not be required in any way to determine the validity or sufficiency, whether in form or in substance, of any certification from the Assignee that it is authorized to exercise the JCP Rights so transferred to it, (ii) the Company shall have no liability to such Holder for acting in accordance with any such certification and (iii) except as set forth above in this paragraph, no further indemnification to the Company shall be required pursuant to this Section 12.4(c).

     12.5 Mergers. Etc. In addition to any other restriction on mergers, consolidations and reorganizations contained in the articles of incorporation, by-laws, code of regulations or agreements of the Company, the Company covenants and agrees that it shall not, directly or indirectly, enter into any merger, consolidation or reorganization in which the Company shall not be the surviving corporation unless all the Registrable Securities and all of the outstanding shares of Common Stock of the Company and Units are exchanged or purchased upon substantially equivalent economic terms for cash or freely marketable securities of the surviving corporation unless the surviving corporation shall, prior to such merger, consolidation or reorganization, agree in a writing to assume in full and without modification other than conforming changes necessary to reflect the new issuer of the Registrable Securities all of the obligations of the Company under this Agreement, and for that purpose references hereunder to "Registrable Securities" shall be deemed to include the securities which holders of Common Stock would be entitled to receive in exchange for Registrable Securities pursuant to any such merger, consolidation, sale of all or substantially all of its assets or business, liquidation, dissolution or reorganization.

     12.6 Consent of Teachers'. Notwithstanding anything to the contrary contained herein, the Company hereby agrees to use its commercially reasonable best efforts to cause Teachers' to execute this Agreement at the Closing and to waive all of its rights under the First Agreement.

     12.7 BJS Registration Rights Agreement. The parties hereto agree that the provisions of Section 5 hereof shall not apply to the Registration Rights Agreement, dated March 26, 1996, between the Company and BJS Capital Partners L.P. ("BJS"), copies of which have been delivered to the parties hereto.

     12.8 Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     12.9 Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     12.10 GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

     12.11 Severability. If any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired, it being intended that all of the rights of the Holders shall be enforceable to the full extent permitted by law.

     12.12 Entire Agreement. This Agreement is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, warranties or undertakings other than those set forth or referred to herein. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first written above.


SIMON PROPERTY GROUP, INC.
By: /s/ David Simon
C.E.O

MELVIN SIMON & ASSOCIATES, INC.
By: /s/ David Simon
Vice President

JCP REALTY, INC.
By:  /s/ Jack Garvey
Executive Vice President

BRANDYWINE REALTY, INC.
By:  /s/  Jack Garvey
Executive Vice President

/s/ Melvin Simon

/s/ Herbert Simon

/s/ Deborah J. Simon

/s/ Cynthia Simon Skjodt

/s/ Irwin Katz
Irwin Katz, as Successor Trustee Under Declaration of Trust and Trust Agreement Dated August 4, 1970.

/s/ Irwin Katz, as Trustee of the Melvin Simon Trust No. 1, the Melvin Simon Trust No. 6, the Melvin Simon Trust No. 7 and the Herbert Simon Trust No. 3

MELVIN SIMON & ASSOCIATES, INC.
By:  /s/ David Simon
Vice President

PENN SIMON CORPORATION
By:  /s/ David Simon
Vice President

NACO SIMON CORP.
By:  /s/ David Simon
Vice President

SANDY SPRINGS PROPERTIES, INC.
By:  /s/ David Simon
Vice President

SIMON ENTERPRISES, INC.
By:  /s/ David Simon
Vice President

S.F.G. COMPANY, L.L.C.
By:  MELVIN SIMON & ASSOCIATES, INC. its manager

By:  /s/  David Simon
Vice President

MELVIN SIMON, HERBERT SIMON AND DAVID SIMON, NOT INDIVIDUALLY BUT AS VOTING TRUSTEES UNDER THAT CERTAIN VOTING TRUST AGREEMENT, VOTING AGREEMENT AND PROXY DATED AS OF DECEMBER 1, 1993, BETWEEN MELVIN SIMON, HERBERT SIMON AND DAVID SIMON
By:  /s/ Melvin Simon
       /s/ Herbert Simon
       /s/ David Simon

THE EDWARD J. DeBARTOLO CORPORATION
By:  /s/ Lynn E. Davenport
Senior Vice President

THE ESTATE OF EDWARD J. DeBARTOLO
By:  /s/ Edward J. DeBartolo, Jr.
Co-Executor
By:  /s/ Marie Denise DeBartolo York
Co-Executor

/s/ Edward J. DeBartolo, Jr.
Edward J. DeBartolo, Jr., individually, and in his capacity as Trustee under
(I) the Lisa Marie DeBartolo Revocable Trust - successor by assignment from Edward J. DeBartolo Trust No. 5, (ii) the Tiffanie Lynne DeBartolo Revocable Trust - successor by assignment from Edward J. DeBartolo Trust No. 6 and (iii) Edward J. DeBartolo Trust No. 7 for the Benefit of Nicole Anne DeBartolo

/s/ Cynthia R. DeBartolo
Marie Denise DeBartolo York, individually, and in her capacity as Trustee under
(i) Edward J. DeBartolo Trust No. 8 for the benefit of John Edward York, (ii) Edward J. DeBartolo Trust No. 9 for the benefit of Anthony John York, (iii) Edward J. DeBartolo Trust No. 10 for the benefit of Mara Denise York and (iv) Edward J. DeBartolo Trust No. 11 for the benefit of Jenna Marie York.

CORAL SQUARE ASSOCIATES
By:  Lynn E. Davenport
Vice President

SOUTH BEND ASSOCIATES
By:  DeBartolo, Inc.
By:  /s/ Lynn E. Davenport
Senior Vice President
By:  The Estate of Edward J. DeBartolo
By:  /s/ Edward J. DeBartolo, Jr.
Co-Executor
By:  /s/ Marie Denise DeBartolo York
Co-Executor

WASHINGTON SQUARE ASSOCIATES
By:  The Edward J. DeBartolo Corporation
By:  /s/ Lynn E. Davenport
Senior Vice President

H-CASTLETON
By:  Altamonte, Inc.
By:  /s/ Lynn E. Davenport
Vice President

BAY PARK, INC.
WARD PLAZA ASSOCIATES
CHELTENHAM SHOPPING CENTER ASSOCIATES
SUMMIT MALL INC.
TYRONE SQUARE, INC.
UPPER VALLEY, INC.
MISSION VIEJO MALL, INC.
PINELLAS SQUARE, INC.
GREAT LAKES MALL, INC.
LAFAYETTE SQUARE, INC.
LIMA MALL, INC.
RICHMOND MALL, INC.
WOODVILLE MALL, INC.
DeBARTOLO AVENTURA, INC.
BOYNTON BEACH, INC.
THE FLORIDA MALL CORPORATION
DeBARTOLO, INC.
D.L. GROVE, INC.
TC MALL II, INC.
PADDOCK MALL, INC.
NATIONAL INDUSTRIAL DEVELOPMENT CORPORATION
GREAT NORTHEAST MALL, INC.
By:  /s/Lynn E. Davenport
Vice President

RUES PROPERTIES, INC.
By:  /s/ Lynn E. Davenport
Vice President

COLUMBIA SC I, INC.
COLUMBIA SC II, INC.
NORTHGATE I REAL ESTATE CORPORATION
NORTHGATE II REAL ESTATE CORPORATION
TACOMA SC I, INC.
TACOMA SC II, INC.
By:  /s/ Lynn E. Davenport
Vice President

==============================================================
EXHIBIT 10.61
=============

                 FOURTH AMENDMENT TO PURCHASE OPTION AGREEMENT

     THIS FOURTH AMENDMENT TO PURCHASE OPTION AGREEMENT, dated as of the 15th day of July, 1996, (this "Amendment") between JCP Realty, Inc., a Delaware corporation, having an address at P.O. Box 10001, Dallas, Texas 75301-2102 ("Grantor") and DeBartolo Realty Partnership, L.P., a Delaware limited partnership, having its address at 7620 Market Street, Youngstown, Ohio 44513 (the "Operating Partnership").

                             W I T N E S S E T H :

      WHEREAS, Grantor and the Operating Partnership entered into that certain Purchase Option Agreement dated as of April 21, 1994, which Purchase Option Agreement has been amended in order to extend the Option Period by letter agreements dated April 10, 1996, May 30, 1996 and July 2, 1996, respectively (said Purchase Option Agreement as so amended being herein referred to as the "Option Agreement");

      WHEREAS, the Option Period expires by its terms on July 15, 1996, and the Operating Partnership has requested Grantor to extend the Option Period;

      WHEREAS, Grantor is willing to extend the Option Period as requested on the condition that the Operating Partnership agree to amend the Option Agreement as set forth herein;

      NOW, THEREFORE, for and in consideration of the parties' mutual promises and covenants, and other good and valuable consideration, the receipt and sufficiency of which is mutually acknowledged, the parties hereto, intending to be mutually bound, do hereby agree to amend the Option Agreement as follows:

      1. The first sentence of Section 1.1 of the Option Agreement is hereby deleted and the following sentence is substituted in lieu thereof:

           "Grantor hereby grants to the Operating Partnership an option (the "Option") to acquire the Interests (but not portions of such Interests) in any or both of Chesapeake-JCP Associates, Ltd. and/or Mall of the Mainland Associates L.P. on or before July 31, 1999; to acquire the Interests (but not portions of such Interests) in Port Charlotte-JCP Associates, Ltd. on or before July 31, 2000; and to acquire the Interests (but not portions of such Interests) in Northfield Center Limited Partnership on or before July 31, 2001 (respectively and collectively, the "Option Period")."

The phrase ", 1.6" is added to the second sentence of Section 1.1 after the phrase "Subject to Sections 1.5".

      2. The term "Opinion" as used in Section 1.5 is hereby amended to mean the following: a certification of a nationally recognized firm of certified public accountants which certification shall be reasonably acceptable to Grantor of the Affiliate, as the case may be". In addition, the following sentence shall be added after the first sentence of Section 1.5 (which ends with the phrase "result of the exercise of the Option (the "Tax Risks")"):

      "In order for the delivery of the Opinion either pursuant to the first sentence of Section 1.5 or clause (i) below in this Section 1.5 to satisfy the condition of this Section 1.5, Grantor or its Affiliate, and their tax advisors and/or counsel, must be reasonably satisfied that the exercise of the Option will not result in the recognition of income or gain by Grantor or its Affiliate, as the case may be."

     3.   The following Section 1.6 is added to the Option Agreement:

           Section 1.6. Condition to Exercise of Option. (a) As a condition to the exercise of the Option with respect to Grantor's or its Affiliate's Interests in any of the Partnerships except Mall of the Mainland Associates L.P. (the "Conditioned Interests"), the Operating Partnership shall have, prior to the following dates, provided Grantor with the opportunity to enter into one or more Acceptable Risk Contract(s) which Acceptable Risk Contract(s) comply
with  all  of  the criteria set forth in (b) below, and  in                such
amounts and by such dates as are set forth in (1), (2), and (3) below:

              1)As to the first Conditioned Interest as to which the Operating
                 Partnership exercises the Option: By no later than the earlier of (i) the date of exercise of the Option with respect to such Interests, or (ii) July 31, 1997, in the amount of at least $10,000,000.00 ("First Condition");

              2)As to the second Conditioned Interest as to which the Option is exercised: The First Condition shall have been timely satisfied as set forth in (1) above, and by no later than the earlier of (i) the date of exercise of the Option with respect to such Interests, or (ii) December 31, 1997, in the additional amount of at least $5,000,000.00 ("Second Condition");

              3)As to the third Conditioned Interest as to which the Option is exercised: The First Condition and the Second Condition shall have been timely satisfied as set forth in (1) and (2), respectively, above, and by no later than the earlier of (i) the date of exercise of the Option with respect to such Interests, or (ii) July 31, 1998, in the additional amount of at least $5,000,000.00.

                The Operating Partnership may exercise the Option with respect to the Interest in Mall of the Mainland Associates L.P. at any time during the Option Period without first satisfying the foregoing conditions, subject however to all other terms,
                 conditions and requirements set forth elsewhere        in the
                 Option Agreement. The Operating Partnership may exercise the Option with respect to any one of the Conditioned Interests subject to satisfaction of the foregoing conditions (as well as all other terms, conditions, and requirements set forth elsewhere in the Option Agreement).

                (b)  In order for the conditions described in this Section 1.6 to be satisfied, the Acceptable Risk Contract(s) must comply with all of the following criteria, unless and only to the extent that any of said criteria are waived in writing by Grantor in its sole and absolute discretion:

                   1)The loan which is the subject of the Acceptable Risk
                      Contract (the "Subject Loan") must have a remaining term of at least five (5) years from the date of the Acceptable Risk Contract.

                   2)The Subject Loan must have a debt service coverage ratio of at least 1.30 to 1, the debt service coverage to be based upon the ratio of net operating income determined on a cash basis (rather than a book or accrual basis to total debt service (including principal and interest and determined over the term of the Acceptable Risk Contract).

                   3)The subject Loan must be secured by a first lien mortgage on real property that has a fair market value of at least ten times the maximum amount of the Acceptable Risk Contract, as determined by either a current appraisal accepted by the lender for purposes of making or modifying the Subject Loan, or, only in the event the lender refuses to furnish said appraisal to the borrower, then another current appraisal prepared for the borrower within the past six months or, if same is not available to borrower, then as determined by borrower and Grantor, in their reasonable judgment.

                   4)The stated principal amount of the Subject Loan must not be greater than 75% of the fair market value of the real property securing same, as determined pursuant to paragraph 3 above.

                   5)The first amounts received or deemed received from a
                      foreclosure sale or conveyance by deed in lieu of foreclosure of the real property securing the Subject Loan, or otherwise credited against the Subject Loan, must be credited against the obligations of Grantor under the Acceptable Risk Contract, on a dollar for dollar basis, and no such amounts may be credited against any Acceptable Risk Contract (or other guarantee) of any other person or entity unless and until the obligations under the Acceptable Risk Contract entered into by Grantor have been fully satisfied by such credits. Further, the Acceptable Risk Contract must not guarantee performance, but only collection.

                   6)The Subject Loan must constitute either a new loan or a
                      refinancing or modification of an existing loan, and cannot be an existing loan. The Operating Partnership furnishes to Grantor all loan documents which evidence or secure the Subject Loan and such other documents and information as is requested by Grantor related thereto, and cooperates with Grantor in negotiating the Acceptable Risk Contract with the lender, and provides Grantor with at least 60 days prior notice of such Subject Loan, or such shorter time as Operating Partnership is aware of the Subject Loan, but in no event shorter than 30 days, in order for Grantor to evaluate the Acceptable Risk Contract, negotiate the terms thereof, obtain any necessary authority to execute same, and consummate the transaction.

                   7)Grantor has reasonably satisfied itself (which may
                      include such legal assurances that Grantor seeks at its own cost and expense) that the effect of the Acceptable Risk Contract will be to provide Grantor with additional basis in its partnership interests in the Operating Partnership in at least the amount of the Acceptable Risk Contract.

                  (c) In the event that the Operating Partnership provides Grantor the opportunity to enter into Acceptable Risk Contract(s) which comply with the foregoing criteria in the amounts, and such that the Acceptable Risk Contract(s) are effective on or before the dates, set forth in Section 1.6(a) above with respect to the Partnerships therein mentioned, then the Operating Partnership shall be deemed to have satisfied such condition with respect to the exercise of the Option to purchase Grantor's Interests in such Partnership(s), as applicable, whether or not Grantor elects to enter into the said Acceptable Risk Contract(s). In addition, in the event that Grantor does enter into
        Acceptable Risk Contract(s) which comply with     the foregoing
        criteria, (or as to which Grantor has waived in writing certain of the criteria), in the amounts, and such that the Acceptable Risk Contract(s) are effective on or before the dates, set forth in Section 1.6(a) above with respect to the Partnerships therein mentioned, then the Operating Partnership shall be deemed to have satisfied such condition with respect to the exercise of the Option to purchase Grantor's Interests in such Partnership(s), as applicable.(d) In no event shall Grantor be under any obligation to enter into any of said Acceptable Risk Contracts.

        (e) This condition is in addition to, and not in lieu of, any and all other conditions and requirements set forth elsewhere in this Option Agreement."

     4. The term "Additional Partnership Interest", as used in the Option Agreement, as hereby amended shall mean and include such terms as currently defined in the Option Agreement prior to this Amendment, and Additional Units, as such term is defined in that certain Fifth Amended and Restated Limited Partnership Agreement of Simon-DeBartolo Group, L.P., in substantially the form attached to the Contribution Agreement. From and after the consummation of the transactions contemplated under the Contribution Agreement and the effective date of the Fifth Amended and Restated Limited Partnership Agreement of Simon-DeBartolo Group, L.P.. the second sentence of Section 1.3 of the option Agreement shall be deleted and the following sentence shall be substituted in lieu thereof:

         "The Purchase Price shall be payable at the Closing in the form of Additional Units (as defined in that certain Fifth Amended and Restated Limited Partnership Agreement of Simon-DeBartolo Group, L.P., as the same may be amended, restated, modified or supplemented from time to time, the "OP Agreement"), said Additional Units to be in amount equal to the Purchase Price divided by the Deemed Partnership
         Unit Value (as      defined in the OP Agreement).  In no event shall
         the number of Additional Units be fewer than one (1)."

     5. All capitalized terms used herein that are not otherwise defined herein shall have the meanings given them in the Option Agreement.

     6. All of the terms, conditions and requirements contained in the Option Agreement shall remain in full force and effect, unmodified, except as set forth herein.

     7. This Amendment may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one agreement.



     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed and delivered on the day and year first above written.

                         GRANTOR:

                         JCP REALTY, INC.


                         By:  /s/Philip O'Connell
                              Name: Philip O'Connell
                              Title:VICE PRESIDENT

                         OPERATING PARTNERSHIP:

                         DEBARTOLO REALTY PARTNERSHIP, L.P.

                         By:  DeBartolo Realty Corporation,
                              General Partner

                              By:  ________________________
                                   Name:
                                   Title:

                         DEBARTOLO REALTY CORPORATION

                         By:  __________________________
                              Name:
                              Title:

==============================================================
EXHIBIT 21.1
============


List of Subsidiary                             Jurisdiction

Charles Mall Company Limited Partnership       Maryland
East Towne Mall Company Limited Partnership    Tennessee
Forestville Associates                         Maryland
Golden Ring Mall Company Limited Partnership   Indiana
Jefferson Simon Property, Inc.                 Delaware
Jefferson Valley Mall Limited Partnership      Delaware
Knoxville Developers Limited Partnership       Indiana
Simon Property Group, L.P.                     Delaware
Simon DeBartolo Group, L.P.                    Delaware
Simon Property Group (Delaware), Inc.          Delaware
Simon Property Group (Illinois), L.P.          Illinois
Simon Property Group (Texas), L.P.             Texas
SD Property Group, Inc.                        Ohio
DeBartolo Capital Partnership                  Delaware