Form 10-Q
period 1997-03-31
SIMON DEBARTOLO GROUP INC
filed 1997-05-19
CIK 912564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


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


As of May 12, 1997, 94,380,905 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 were outstanding.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share amounts)

                                                    March 31,    December
                                                                    31,
                                                      1997          1996
                                                   ----------   ----------
ASSETS:
Investment properties, at cost                     $5,353,235   $5,301,021
  Less _ accumulated depreciation                     315,572      279,072
                                                   ----------   ----------
                                                    5,037,663    5,021,949
Cash and cash equivalents                              41,946       64,309
Restricted cash                                         4,422        6,110
Tenant receivables and accrued revenue, net           165,863      166,119
Notes and advances receivable from
 Management Company and affiliate                      90,157       75,452
Investment in partnerships and joint ventures,
 at equity                                            404,192      394,409
Deferred costs, net                                    87,006       91,925
Other assets                                           49,579       46,567
Minority interest                                      28,068       29,070
                                                   ----------   ----------
Total assets                                       $5,908,896   $5,895,910
                                                   ==========   ==========
LIABILITIES:
Mortgages and other indebtedness                   $3,746,992   $3,681,984
Accounts payable and accrued expenses                 181,711      170,203
Cash distributions and losses in partnerships and
joint ventures, at equity                              18,289       17,106
Investment in Management Company and affiliates         7,980        8,567
Other liabilities                                      68,191       72,876
                                                   ----------   ----------
Total liabilities                                   4,023,163    3,950,736
                                                   ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE OPERATING
PARTNERSHIP                                           620,267      640,283

SHAREHOLDERS' EQUITY:

Series A convertible preferred stock, 4,000,000
shares authorized, issued and outstanding              99,923       99,923

Series B cumulative redeemable preferred stock,
9,200,000 shares authorized,   8,000,000  issued
and outstanding                                       192,989      192,989

Common stock, $.0001 par value, 374,796,000 shares
authorized,  94,330,311 and 93,676,415 issued and
outstanding at March 31, 1997 and December 31,
1996, respectively                                          9            9

Class B common stock, $.0001 par value, 12,000,000
shares authorized, 3,200,000  issued and
outstanding                                                 1            1

Class C common stock, $.0001 par value, 4,000
shares authorized, issued and outstanding                   -            -

Capital in excess of par value                      1,204,226    1,189,919
Accumulated deficit                                 (212,094)    (172,596)
Unamortized restricted stock award                   (19,588)      (5,354)
                                                   ----------   ----------
Total shareholders' equity                          1,265,466    1,304,891
                                                   ----------   ----------
Total liabilities, limited partners' equity and
shareholders' equity                               $5,908,896   $5,895,910
                                                   ==========   ==========

The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share amounts)


                                                      For the Three
                                                  Months Ended March 31,
                                                  ----------------------
                                                     1997        1996
                                                  ---------    ---------
REVENUE:
Minimum rent                                       $148,019     $ 78,454
Overage rent                                          7,515        4,967
Tenant reimbursements                                75,823       46,985
Other income                                         11,057        9,038
                                                  ---------    ---------
Total revenue                                       242,414      139,444
                                                  ---------    ---------
EXPENSES:
Property operating                                   42,668       24,847
Depreciation and amortization                        43,354       24,672
Real estate taxes                                    24,761       13,829
Repairs and maintenance                               9,949        7,073
Advertising and promotion                             5,213        4,194
Provision for credit losses                             975        1,497
Other                                                 3,788        2,259
                                                  ---------    ---------
Total operating expenses                            130,708       78,371
                                                  ---------    ---------
OPERATING INCOME                                    111,706       61,073

INTEREST EXPENSE                                     67,918       38,566
                                                  ---------    ---------
INCOME BEFORE MINORITY INTEREST                      43,788       22,507

MINORITY INTEREST                                   (1,484)        (503)
GAIN ON SALE OF ASSET, NET                               37           --
                                                  ---------    ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                42,341       22,004

INCOME FROM UNCONSOLIDATED ENTITIES                     721        1,828
                                                  ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEMS                    43,062       23,832

EXTRAORDINARY ITEMS                                (23,247)        (265)
                                                  ---------    ---------
INCOME OF THE OPERATING PARTNERSHIP                  19,815       23,567


LESS--LIMITED PARTNERS' INTEREST IN THE OPERATING
PARTNERSHIP                                           5,176        8,382
                                                  ---------    ---------
NET INCOME                                           14,639       15,185

PREFERRED DIVIDENDS                                 (6,406)      (2,031)
                                                  ---------    ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS        $  8,233     $ 13,154
                                                  =========    =========
EARNINGS PER COMMON SHARE:
Income before extraordinary items                  $   0.23     $   0.23
Extraordinary items                                  (0.15)           --
                                                  ---------    ---------
Net income                                         $   0.08     $   0.23
                                                  =========    =========

       The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and dollars in thousands)

                                                    For the Three Months
                                                      Ended March 31,
                                                  ------------------------
                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:               ----------  ----------
  Net income                                            14,639      15,185
Adjustments to reconcile net income
 to net cash provided by operating activities_
Depreciation and amortization                           45,322      26,728
Extraordinary items                                     23,247         265
Gain on sale of assets, net                               (37)           -
Limited partners' interest in the Operating              5,176       8,382
 Partnership
Straight-line rent                                     (1,842)         137
Minority interest                                        1,484         503
Equity in income of unconsolidated entities              (721)     (1,828)
Changes in assets and liabilities_
Tenant receivables and accrued revenue                   3,478       5,883
Deferred costs and other assets                        (6,238)         115
  Accounts payable, accrued expenses and other
   liabilities                                          5,009     (16,122)
                                                    ----------  ----------
  Net cash provided by operating activities             89,517      39,248
                                                    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (51,156)    (25,249)
Merger costs                                                             -
Decrease in restricted cash                              1,688           -
Proceeds from sale of assets                               599           -
Investments in and advances to
 unconsolidated entities                              (29,014)     (5,093)
Distributions from unconsolidated entities               5,843      11,772
                                                    ----------  ----------
  Net cash used in investing activities               (72,040)    (18,570)
                                                    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net                 2,961           -
Minority interest distributions                        (1,346)     (1,649)
Distributions to shareholders                         (54,137)    (32,263)
Distributions to limited partners                     (30,030)    (18,362)
Mortgage and other note proceeds, net of
 transaction costs                                     117,958     105,568
Mortgage and other note principal payments            (54,246)    (91,548)
Other refinancing transaction                         (21,000)           -
                                                    ----------  ----------
  Net cash used in financing activities               (39,840)    (38,254)
                                                   ----------  ----------
DECREASE IN CASH AND CASH EQUIVALENTS                 (22,363)    (17,576)

CASH AND CASH EQUIVALENTS, beginning of period          64,309      62,721
                                                    ----------  ----------
CASH AND CASH EQUIVALENTS, end of period             $  41,946   $  45,145
                                                    ==========  ==========

       The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Dollars in thousands)


NOTE 1 - ORGANIZATION

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT"). On August 9, 1996 (the "Merger date"), the Company acquired, through merger (the "Merger") the national shopping center business of DeBartolo Realty Corporation ("DRC") (See Note 4).

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership." Prior to the Merger date, references to the Operating Partnership refer to SPG, LP only. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 1997, the Operating Partnership owned or held an interest in 186 income-producing properties, consisting of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in four properties under construction, seven parcels of land held for future development and substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" - See Note 7). The Company owned 61.5% and 61.4% of the Operating Partnership as of March 31, 1997 and December 31, 1996, respectively.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon DeBartolo Group, Inc. Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the Company include all accounts of the Company, its wholly-owned qualified REIT subsidiaries and the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Company's assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. The Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in the Management Company are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. In addition, the Operating Partnership held a 2% noncontrolling ownership interest in one Property which is accounted for using the cost method of accounting.

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's weighted average ownership interest in the Operating Partnership for the three months ended March 31, 1997 and 1996 was 61.4% and 61.1%, respectively.

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

NOTE 4 -THE MERGER

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

          Pro Forma

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Company as if the Merger and the issuances of $200,000 of Series B cumulative preferred stock ("Series B" preferred stock), $100,000 of 6 3/4% putable asset trust securities ("PATS"), and $250,000 of 6 7/8% unsecured notes (the "Notes"), as described in the Company's 1996 Form 10-K, had occurred as of January 1, 1996, and were carried forward through March 31, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger and the issuances of the Series B preferred stock, the PATS, the Notes and had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                          Three Months
                                                       Ended March 31,
                                                              1996
                                                         ---------------
Revenue                                                       $  228,720

Net income available to holders of common units                   40,249
                                                         ===============
Net income available to holders of common stock                   24,715
                                                         ===============
Net income per share                                          $     0.26
                                                         ===============
Weighted average number of shares of common stock
outstanding                                                 96,260,141
                                                         ===============

NOTE 5 - CASH FLOW INFORMATION

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1997 was $61,366, as compared to $37,612 for the same period in 1996. All accrued distributions had been paid as of March 31, 1997 and December 31, 1996.

NOTE 6 - PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in the computation for the three months ended March 31, 1997 and 1996 was 96,977,431 and 58,382,176, respectively. Units of ownership in the Operating Partnership ("Units") may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. Additionally, shares of the Company's Series A preferred stock are convertible into common stock of the Company. The outstanding stock options, Units and shares of Series A preferred stock have not been included in the computations of per share data as they did not have a dilutive effect. The Company's Series B preferred stock is not convertible into common stock.

NOTE 7 - INVESTMENT IN UNCONSOLIDATED ENTITIES

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                   March 31,     December 31,
 BALANCE SHEETS                                      1997            1996
 ASSETS:                                           ----------     ------------
   Investment properties at cost, net              $1,905,416       $1,887,555
   Cash and cash equivalents                           72,536           61,267
   Tenant receivables                                  56,611           58,548
   Other assets                                        74,191           69,365
                                                   ----------     ------------
      Total assets                                 $2,108,754       $2,076,735
                                                   ==========     ============
 LIABILITIES AND PARTNERS' EQUITY:
   Mortgages and other notes payable               $1,175,010       $1,121,804
  Accounts payable, accrued expenses and other
 liabilities                                          174,686          213,394
                                                   ----------     ------------
      Total liabilities                             1,349,696        1,335,198
   Partners' equity                                   759,058          741,537
                                                   ----------     ------------
      Total liabilities and partners' equity       $2,108,754       $2,076,735
                                                   ==========     ============
 THE OPERATING PARTNERSHIP'S SHARE OF:
   Total assets                                    $  616,585       $  602,084
                                                   ==========     ============
   Partners' equity                                $  155,883       $  144,376
   Add: Excess Investment                             230,020          232,927
                                                    ----------     ------------
  Operating Partnership's net Investment
    in Joint Ventures                              $  385,903       $  377,303
                                                   ==========     ============

                                                      For the Three Months
                                                        Ended March 31,
                                                    ------------------------
 STATEMENTS OF OPERATIONS                              1997           1996

 REVENUE:                                            ----------    ----------
   Minimum rent                                        $ 52,455      $ 27,964
   Overage rent                                           1,691           762
   Tenant reimbursements                                 25,232        14,069
   Other income                                           1,697         4,769
                                                     ----------    ----------
           Total revenue                                 81,075        47,564

 OPERATING EXPENSES:
   Operating expenses and other                          30,794        17,568
   Depreciation and amortization                         17,999        10,670
                                                     ----------    ----------
           Total operating expenses                      48,793        28,238
                                                     ----------    ----------
 OPERATING INCOME                                        32,282        19,326
 INTEREST EXPENSE                                        21,089         7,847
 EXTRAORDINARY LOSS                                         858             0
                                                     ----------    ----------
 NET INCOME                                          $   10,335    $   11,479
 THIRD-PARTY INVESTORS' SHARE OF NET INCOME               7,294        10,022
                                                     ----------    ----------
 THE OPERATING PARTNERSHIP'S SHARE OF NET INCOME          3,041         1,457
 AMORTIZATION OF EXCESS INVESTMENT                      (2,907)             0
                                                     ----------    ----------
 INCOME FROM UNCONSOLIDATED ENTITIES                 $      134    $    1,457
                                                     ==========    ==========

     As of March 31, 1997 and December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $230,020 and $232,927, respectively. This Excess Investment, which resulted primarily from the Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three months ended March 31, 1997 was $2,907.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $587 and $371 for the three-month periods ended March 31, 1997 and 1996, respectively.

NOTE 8 - DEBT

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Operating Partnership's unsecured revolving credit facility, resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     At March 31, 1997, the Operating Partnership had consolidated debt of $3,746,992, of which $2,753,668 was fixed-rate debt and $993,324 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1997 and December 31, 1996 was $464,677 and $448,218, respectively. As of March 31, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $652,936 and $524,561 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $613 and $453 for the three months ended March 31, 1997 and 1996, respectively.

     On April 14, 1997, the Operating Partnership obtained improvements to its unsecured revolving line of credit (the "Credit Line"). The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150,000 to $300,000.

     The Operating Partnership is currently finalizing the allocation of $300,000 of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

NOTE 9 - SHAREHOLDERS' EQUITY

     The following table summarizes the change in the Company's shareholders' equity since December 31, 1996.

                                                         Common
                                                       Stock and
                                                        Class B                                       Total Share-
                                Series A     Series B  and Class     Capital    Accum-     Unamortize  holders'
                                Preferred   Preferred   C Common   in Excess    ulated         d        Equity
                                  Stock       Stock      Stock       of Par     Deficit    Restricted
                                                                     Value                   Stock
                                                                                             Award
                                ---------  ----------   ---------  ----------  ----------   ---------  ----------
Balance at December 31, 1996     $ 99,923   $ 192,989      $   10  $1,189,919  $(172,596)   $ (5,354)  $1,304,891

Stock options exercised
(131,659 shares)                                                        2,961                               2,961

Other common stock issued
(14,688 shares)                                                           445                                 445

Stock incentive program
(507,549 shares)                                                       15,739                (15,739)           -

Amortization of stock
incentive                                                                                       1,505       1,505

Transfer out of limited
partners' interest in the
Operating Partnership                                                 (4,838)                             (4,838)

Net income                                                                         14,639                  14,639

Distributions                                                                    (54,137)                (54,137)
                                ---------  ----------   ---------  ----------  ----------   ---------  ----------
Balance at March 31, 1997        $ 99,923   $ 192,989      $   10  $1,204,226  $(212,094)   $(19,588)  $1,265,466
                                =========  ==========   =========  ==========  ==========   =========  ==========

STOCK INCENTIVE PROGRAMS

     Under the terms of the Operating Partnership's Stock Incentive Programs (the "Plans"), eligible executives receive restricted stock, subject to performance standards, vesting requirements and other terms of the Plans. On March 26, 1997, the compensation committee of the board of directors of the Company approved the issuance of 507,549 shares under the Plans. As of March 31, 1997, there were total of 850,890 shares issued under the Plans, with 391,870 shares remaining available for issuance, subject to applicable performance standards and other terms of the Plans. The value of shares issued under the Plans is being amortized pro-rata over their respective four-year vesting periods. Approximately $1,505 and $521 have been amortized for the three-month periods ended March 31, 1997 and 1996, respectively.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

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

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

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

     OVERVIEW

     The financial results reported reflect the Merger of the Company and DRC, in accordance with the purchase method of accounting utilized to record the transaction, valued at $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

     In addition, the Operating Partnership acquired additional interest in two regional malls and opened one consolidated regional mall during the comparative periods (the "Property Transactions"). The following is a description of such transactions. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall in Pittsburgh, Pennsylvania, and subsequently began accounting for the Property using the consolidated method of accounting. On July 31, 1996, the Operating Partnership opened Cottonwood Mall in Albuquerque, New Mexico. The Operating Partnership owns 100% of this regional mall and accounts for it using the consolidated method of accounting. On October 4, 1996, the Operating Partnership acquired the remaining interest in North East Mall and subsequently began accounting for the Property using the consolidated method of accounting.

     RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1997 vs. the Three Months Ended March 31, 1996

     Total revenue increased $103.0 million or 73.8% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($93.9 million) and the Property Transactions ($11.2 million).

     Total operating expenses increased $52.3 million, or 66.8%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($47.8 million) and the Property Transactions ($6.1 million).

     Interest expense increased $29.4 million, or 76.1% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($26.0 million) and the Property Transactions ($4.1 million).

     Income from unconsolidated entities decreased $1.1 million for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease is primarily due to the amortization of the Operating Partnership's excess investment in unconsolidated joint ventures acquired in the Merger ($2.9 million), partially offset by its share of income from these acquired joint ventures ($1.9 million).

     The loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and the write-off of mortgage costs associated with these loans.

     Income of the Operating Partnership was $19.8 million for the three months ended March 31, 1997, as compared to $23.6 million for the same period in 1996, reflecting a decrease of $3.8 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Preferred dividends increased by $4.4 million to $6.4 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $41.9 million. In addition to its cash balance, the Operating Partnership has a $750 million Credit Line with $414 million available after outstanding borrowings and letters of credit. The Company and the Operating Partnership also have access to public equity and debt markets through various shelf registrations.

     Financing and Debt. The Company's ratio of consolidated debt-to-market capitalization was 42.4% at March 31, 1997.

     At March 31, 1997, the Operating Partnership had consolidated debt of $3,747 million, of which $2,754 million was fixed-rate debt and $993 million was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1997 and December 31, 1996 was $465 million and $448 million, respectively. As of March 31, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $653 million and $525 million of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     On April 14, 1997, the Operating Partnership obtained improvements to its Credit Line. The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150 million to $300 million.

     The Operating Partnership is currently finalizing the allocation of $300 million of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1997, the Operating Partnership opened Indian River Commons, a 265,000 square foot community shopping center in Vero Beach, Florida. This 50%- owned joint venture is accounted for using the equity method of accounting.

     Construction also continues on the following development projects: The Source, a $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA, is expected to open in August 1997 in Westbury (Long Island), New York. Arizona Mills, a $184 million retail development project containing 1,230,000 square feet of GLA, is expected to open in November 1997 in Tempe, Arizona. Grapevine Mills, a $202 million retail development project containing 1,480,000 square feet of GLA, is expected to open in October 1997 in Grapevine (Dallas/Fort Worth), Texas. The Shops at Sunset Place, a $143 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, is scheduled to open in 1998 in South Miami, Florida.

     In addition, the Operating Partnership is in the preconstruction development phase on two new community center projects at an aggregate cost of $54 million. Each of these projects is immediately adjacent to existing regional mall Properties.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. The Operating Partnership's share of the projected costs to fund these projects in 1997 is approximately $325 million. It is anticipated that these costs will be financed principally with the Credit Line, project-specific indebtedness, access to debt and equity markets, and cash flow from operations.

     Distributions. During the first quarter of 1997, the Company paid a distribution of $0.4925 per share to shareholders of record on February 7, 1997. On May 6, 1997, the Company declared a distribution of $0.505 per share of common stock, an increase of $.0125 per share over the previous distribution. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $0.5078 per Series A preferred share and $0.5469 per Series B preferred share were paid during the first quarter of 1997.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with tax requirements applicable to REITs. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity sold in the public markets.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Line, and existing debt and equity shelf registrations with the Securities and Exchange Commission, provide the means to finance certain acquisitions. No assurance can be given that the Company will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities for the three months ended March 31, 1997 included, $51.2 million of capital expenditures, which included $9.2 million for the acquisition of the land for the construction of Northeast Plaza, construction costs of $8.9 million and $4.8 million at Forum phase II and The Shops at Sunset Place, respectively, and renovation and expansion costs of approximately $15 million, with the remainder primarily being made up of tenant allowances. In addition, investments in unconsolidated entities of $14.3 million included $7.9 million to Grapevine Mills and $2.6 million to The Source.

     Cash flows from financing activities for the three months ended March 31, 1997 included distributions of $84.2 million, net borrowings of $63.7 million primarily used to fund development activity, and $21.0 million for the acquisition of a contingent interest feature on four mortgage loans.

        EBITDA-EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES,
         DEPRECIATION AND AMORTIZATION

     Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of liquidity.

     Total EBITDA for the Properties increased from $115.7 million for the three months ended March 31, 1996 to $205.3 million for the same period in 1997, representing a growth rate of 77.4%. This increase is primarily attributable to the Merger ($84.0 million) and the Properties opened or acquired during 1996 and 1997 ($8.7 million). During this period, operating profit margin increased from 61.9% to 63.5%.

     FFO-FUNDS FROM OPERATIONS

     FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance.
FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                                                  For the Three Months
                                                    Ended March 31,
                                               -------------------------
                                                   1997          1996
(In thousands)                                 ------------  ------------
FFO of the Operating Partnership                   $ 87,939      $ 48,680
                                               ============  ============
Reconciliation:
Income of the Operating Partnership before
extraordinary items                                $ 43,062      $ 23,832
Plus:
Depreciation and amortization from consolidated
Properties                                           43,312        24,537
The Operating Partnership's share of
depreciation, and amortization from
unconsolidated affiliates                             8,858         3,032
Less:
Gain on the sale of real estate                        (37)           N/A
Minority interest portion of depreciation and
amortization                                          (850)         (690)
Preferred dividends                                 (6,406)       (2,031)
                                               ------------  ------------
FFO of the Operating Partnership                   $ 87,939      $ 48,680
                                               ============  ============
FFO allocable to the Company                       $ 53,992      $ 29,727
                                                ============  ============

     PORTFOLIO DATA

     Operating statistics give effect to the Merger and are based upon the business and Properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall in a category by itself. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is converting Charles Towne Square into a community center.

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1997 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls for GLA owned by the Operating Partnership ("Owned GLA") increased 3.8% from $1,377 million to $1,429 million. Total reported sales for all stores at the community shopping centers for Owned GLA decreased 2.5% from $319 million to $311 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls increased 0.8% to 84.3% at March 31, 1997 as compared to 83.5% at March 31, 1996 . Occupancy levels for community shopping centers decreased slightly from 91.8% at March 31, 1996 to 91.7% at March 31, 1997. Total GLA has increased 4.0 million square feet from March 31, 1996 to March 31, 1997, primarily as a result of the July 1996 opening of Cottonwood Mall, the November 1996 openings of Ontario Mills, the Tower Shops and Indian River Mall, and the March 1997 opening of Indian River Commons, partially offset by the March 1997 sale of Bristol Plaza.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 4.5%, from $19.95 at March 31, 1996 to $20.84 as of March 31, 1997. In community shopping centers, average base rents per square foot of Owned GLA increased 4.7%, from $7.37 to $7.72 during this same period.

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

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

 Exhibit No.   Description

    4.4        First Amendment to Credit Agreement dated as of April 14, 1997



          (b) Reports on Form 8-K

               One Form 8-K was filed during the current period.

               On March 26, 1997 under Item 5 - Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, the Operating Partnership, and the Properties owned or managed as of December 31, 1996, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SIMON DEBARTOLO GROUP, INC.


Date:  May 13, 1997            /s/ James R. Giuliano, III
                               ---------------------------
                               James R. Giuliano, III,
                               Senior Vice President of Finance
                               (Principal Financial Officer)



Date:  May 13, 1997            /s/ Dennis Cavanagh
                               --------------------
                              Dennis Cavanagh,
                              Senior Vice President of Financial Services
                              (Principal Accounting Officer)

                                                                  EXHIBIT 4.4

FOOTER B CONTAINS FILENAME ONLYFIRST AMENDMENT TO CREDIT AGREEMENT

          THIS FIRST AMENDMENT (this "Amendment") dated as of April 14, 1997 among SIMON PROPERTY GROUP, L.P., a Delaware limited partnership ("SPGLP"), SIMON DeBARTOLO GROUP, L.P., a Delaware limited partnership ("SDGLP"), the institutions party hereto as Lenders, the institutions party hereto as Co-Agents, and UNION BANK OF SWITZERLAND, NEW YORK BRANCH, as Arranger, MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Arranger, and THE CHASE MANHATTAN BANK, as Arranger.

                             W I T N E S S E T H:

          WHEREAS, the parties hereto have previously entered into a Credit Agreement dated as of September 27, 1996 (the "Credit Agreement"); and

          WHEREAS, the parties desire to modify the Credit Agreement upon the terms and conditions set forth herein.
          NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

             Definitions. All capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

           Applicable Margin. With respect to Loans outstanding on, or made to the Borrower on or after, the Effective Date (as hereinafter defined), the definition of the term "Applicable Margin" contained on pages 3 and 4 of the Credit Agreement shall be deleted in its entirety and the following definition substituted therefor:

      "   "Applicable Margin" means, with respect to each Loan, the respective percentages per annum determined, at any time, based on the range into which Borrower's Credit Rating then falls, in accordance with the following tables. Any change in the Applicable Margin shall be effective immediately as of the date on which any of the rating agencies announces a change in the Borrower's Credit Rating or the date on which the Borrower has no Credit Rating, whichever is applicable.

(1) The Applicable Margin, from time to time, depending on Borrower's Credit Rating shall be as follows:

Range of               Applicable        Applicable
Borrower's             Margin for        Margin for
Credit Rating          Eurodollar        Base Rate
S&P/Moody's              Loans             Loans
Ratings)              (% per annum)    (% per annum)
---------------       -------------    -------------
below BBB-/Baa3         1.350%            0.00%
BBB-/Baa3               1.000%            0.00%
BBB/Baa2                0.875%            0.00%
BBB+/Baa1               0.750%            0.00%
A-/A3                   0.625%            0.00%

     If at any time the Borrower has an Investment Grade Credit Rating by both
     Moody's and S&P which Credit Ratings are split, then:   if the difference
     between such Credit Ratings is one ratings category (e.g. Baa2 by Moody's and BBB- by S&P), the Applicable Margin shall be the rate per annum that would be applicable if the highest of the Credit Ratings were used; and if the difference between such Credit Ratings is two ratings category (e.g. Baa1 by Moody's and BBB- by S&P), the Applicable Margin shall be the rate per annum that would be applicable if the median of the applicable Credit Ratings is used. The Borrower's "Credit Rating" shall be deemed to be the higher of (i) the Credit Rating (if any) of SPGLP and (ii) the Credit Rating (if any) of SDGLP; provided that, in the event that the Credit Ratings of either entity from Moody's or S&P are split, such entity's Credit Rating shall be calculated as set forth above."

               Leverage Ratio. The definition of "Leverage Ratio" contained on page 22 of the Credit Agreement shall be deleted in its entirety.

               Unused Commitment Fee Percentage. With respect to fees payable by the Borrower on or after the Effective Date, the definition of the term "Un used Commitment Fee Percentage" contained on page 34 of the Credit Agreement shall be deleted in its entirety and the following definition substituted there for:
     "    "Unused Commitment Fee Percentage" shall be 0.25%.  The Unused
Commitment Fee shall not be payable during the time, from time to time, that the Borrower maintains an Investment Grade Credit Rating."

               Money Market Option.

              Section 2.2(a) of the Credit Agreement is deleted in its entirety and the following substituted therefor:
          "(a) The Money Market Option. From time to time during the Revolving Credit Period, and provided that at such time the Borrower maintains an In vestment Grade Credit Rating, the Borrower may, as set forth in this Section 2.2, request the Lenders during the Revolving Credit Period to make offers to make Money Market Loans to the Borrower, not to exceed, at such time, the lesser of (i) forty percent (40%) of the Maximum Revolving Credit Amount and
(ii) the Revolving Credit Availability. Subject to the provisions of this Agreement, the Borrower may repay any outstanding Money Market Loan on any day which is a Business Day and any amounts so repaid may be reborrowed, up to the amount available under this Section 2.2(a) at the time of such Borrowing, until the Business Day next preceding the Revolving Credit Termination Date. The Lenders may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.2."

              The last sentence of Section 2.2(b) of the Credit Agreement is deleted in its entirety and the following sentence is substituted therefor:

          "Borrower may not make more than two (2) Money Market Quote Requests in any thirty-day Eurodollar Interest Period."

            Effective Date.   This Amendment shall become effective upon
receipt by the Payment and Disbursement Agent of counterparts hereof signed by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Payment and Disbursement Agent in form satisfactory to it of telegraphic, telex or other written confirmation from such party of execution of a counterpart hereof by such party) (the date of such receipt being deemed the "Amendment Effective Date").

            Entire Agreement. This Amendment constitutes the entire and final agreement among the parties hereto with respect to the subject matter hereof and there are no other agreements, understandings, undertakings, repre sentations or warranties among the parties hereto with respect to the subject matter hereof except as set forth herein.

            Governing Law. This Amendment shall be governed by, and construed in accordance with, the law of the State of New York.

            Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and any of the parties hereto may execute this Amendment by signing any such counterpart.

            Headings, Etc. Section or other headings contained in this Amendment are for reference purposes only and shall not in any way affect the meaning or interpretation of this Amendment.

               No Further Modifications. Except as modified herein, all of the terms and conditions of the Credit Agreement, as modified hereby shall remain in full force and effect and, as modified hereby, the Borrower confirms and ratifies all of the terms, covenants and conditions of the Credit Agreement in all respects.
          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

BORROWER:                   SIMON PROPERTY GROUP, L.P.,
                            a Delaware limited partnership


By:SIMON DeBARTOLO GROUP, INC., as General Partner

                            By: /s/ David Simon
                                David Simon
                              Chief Executive Officer

                            SIMON DeBARTOLO GROUP, L.P.,
                            a Delaware limited partnership
                         (formerly known as Simon-DeBartolo Group, L.P.)

                            By: SD PROPERTY GROUP, INC.
                              its managing general partner

                            By: /s/ David Simon
                              David Simon
                              Chief Executive Officer

                      By: SIMON DeBARTOLO GROUP, INC.
                            its general partner

                            By: /s/ David Simon
                              David Simon
                              Chief Executive Officer


PAYMENT AND DISBURSEMENT AGENT AND ARRANGER:
                      UNION BANK OF
                      SWITZERLAND,
                      NEW YORK BRANCH

                      By: /s/Joseph Bassil
                      Name: Joseph Bassil
                      Title:Vice President

                      By: /s/Albert Rabil III
                      Name: Albert Rabil III
                      Title:  MANAGING DIRECTOR

ARRANGER:           MORGAN GUARANTY
                    TRUST COMPANY
                      OF NEW YORK

                      By: /s/Timothy V. O'Donovan
                      Name: Timothy V. O'Donovan
                      Title:Vice President

ARRANGER:             THE CHASE MANHATTAN BANK

                      By: /s/Cynthia Lash
                      Name:  Cynthia Lash
                      Title:Vice President


CO-AGENT:             DRESDNER BANK AG
                      NEW YORK AND GRAND CAYMAN BRANCHES

                      By: /s/Christopher E. Sarisky
                      Name:  Christopher E. Sarisky
                      Title: Assistant Treasurer

                      By: /s/Thomas J. Nadramie
                      Name: Thomas J. Nadramie
                      Title:Vice President


CO-AGENT:             THE FIRST NATIONAL BANK OF CHICAGO

                      By: /s/Kevin L. Gille
                      Name: Kevin L. Gillen
                      Title: ASSISTANT VICE PRESIDENT


CO-AGENT:             NATIONSBANK OF TEXAS, N.A., a
                      national banking association

                      By:/s/ Michael A. Ernst
                       Michael A. Ernst
                       Senior Vice President

               CO-AGENT:BAYERISCHE HYPOTHEKEN- UND WECHSEL-BANK
                      AKTIENGESELLSCHAFT ACTING THROUGH ITS NEW YORK BRANCH By:/s/ Andreas Veith
                      Name: Andreas Veith
                      Title:Senior Vice President

                      By:/s/ Larney J. Bisbano
                      Name: Larney J. Bisbano
                      Title: Assistant Vice President

CO-AGENT:             WELLS FARGO
                      BANK, N.A.

                      By:/s/ David Maki
                      Name:David Maki
                      Title:Vice President

                      By:/s/ Ann Marie Beaulieu
                      Name: Ann Marie Beaulieu
                      Title: Assistant Vice President


                    LENDERS: BANK ONE, INDIANA,
                      N.A., formerly known as Bank One, Indianapolis, N.A.

                      By:/s/ Daniel H. Hatfield _
                      Name: Daniel H. Hatfield
                      Title: Vice President


                      COMMERZBANK AG, New York Branch

                      By:/s/ Douglas P. Traynor
                      Name: Douglas P. Traynor
                      Title: Vice President

                      By: /s/ Christine H. Finkel
                      Name:Christine H. Finkel
                      Title:Assistant Vice President


                      FLEET NATIONAL BANK

                      By:   /s/Margaret A. Mulcatty
                      Name: Margaret A. Mulcatty
                      Title: Vice President


                      NATIONAL CITY BANK OF INDIANA

                      By:   /s/Kimberly W. Kord
                      Name: Kimberly W. Kord
                      Title: Senior Vice President


                      FIRST BANK
                      NATIONAL ASSOCIATION, a
                      national banking association

                      By:   /s/James P. Hoopes
                      Name: James P. Hoopes
                      Title: Assistant Vice President


                      GUARANTY FEDERAL BANK, F.S.B.


                      By:   /s/Lisa B. Balsley
                      Name: Lisa B. Balsley
                      Title: Vice President


                      CANADIAN
                      IMPERIAL BANK
                      OF COMMERCE

                      By:   /s/Maureen M. Slentz
                      Name: Maureen M. Slentz
                      Title:  Agent


                      UNION BANK OF CALIFORNIA, N.A.

                      By:   /s/Michael King
                      Name: Michael King
                      Title: Vice President

                      By:   /s/Gary Roberts
                      Name: Gary Roberts
                      Title: Vice President


                      THE
                      SUMITOMO BANK, LTD. Chicago Branch

                      By:   /s/Takeo Yamori
                      Name: Takeo Yamori
                      Title: Joint General Manager


                      BANK OF
                      MONTREAL

                      By:   /s/Mary Lou Koys
                      Name: Mary Lou Koys
                      Title: Director


                      KEYBANK, NATIONAL ASSOCIATION

                      By:   /s/Laird A. Fairchild
                      Name: Laird A. Fairchild
                      Title: Assistant Vice President


                      PNC BANK,
                      NATIONAL ASSOCIATION

                      By:   /s/Dina S. Muth
                      Name: Dina S. Muth
                      Title: Real Estate Officer


                      LANDESBANK
                      HESSEN-THURINGEN GIRONZENTRALE, NEW YORK BRANCH

                      By:   /s/Robert W. Becker
                      Name: Robert W. Becker
                      Title:  Vice President

                      By:   /s/Michael Shields
                      Name: Michael Shields
                      Title: Bank Officer



KREDIETBANK N.V.

                      By:   /s/John E. Thierfelder
                      Name: John E. Thierfelder
                      Title: Vice President

                      By:   /s/Robert Snauffer
                      Name: Robert Snauffer
                      Title: Vice President


                      BAYERISCHE
                      LANDESBANK, CAYMAN ISLANDS BRANCH

                      By:   /s/John A. Wain
                      Name: John A. Wain
                      Title: Vice President

                      By:   /s/P. Obermann
                      Name: P. Obermann
                      Title:  Senior Vice President
                            Manager Lending Division