Form 10-Q
period 1997-06-30
SIMON DEBARTOLO GROUP INC
filed 1997-08-14
CIK 912564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


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


As of August 1, 1997, 94,472,639 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 were outstanding.

                          SIMON DeBARTOLO GROUP, INC.
                                   FORM 10-Q

                                     INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1997 and December 31, 1996               3

         Consolidated Condensed Statements of
         Operations for the three-month and six-month
         periods ended June 30, 1997 and 1996              4

         Consolidated Condensed Statements of Cash
         Flows for the six-month periods ended June
         30, 1997 and 1996                                 5

         Notes to Unaudited Consolidated Condensed
         Financial Statements                              6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and Results
          of Operations                                   13

Part II - Other Information

    Items 1 through 6                                     19

Signatures                                                20

 SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share amounts)

                                               June 30,     December 31,
                                                 1997           1996
ASSETS:
Investment properties, at cost                $ 5,446,684   $ 5,301,021
  Less _ accumulated depreciation                 358,928       279,072
                                              -----------   -----------
                                                5,087,756     5,021,949
Cash and cash equivalents                          44,946        64,309
Restricted cash                                    33,414         6,110
Tenant receivables and accrued revenue, net       165,375       166,119
Notes and advances receivable from
Management Company and affiliate                   90,209        75,452
Investment in partnerships and joint
ventures, at equity                               403,090       394,409
Other investments                                  50,000            --
Deferred costs and other assets                   143,871       138,492
Minority interest                                  27,773        29,070
                                              -----------   -----------
Total assets                                  $ 6,046,434   $ 5,895,910
                                              ===========   ===========

LIABILITIES:
Mortgages and other indebtedness              $ 3,928,662   $ 3,681,984
Accounts payable and accrued expenses             177,064       170,203
Cash distributions and losses in
partnerships and joint ventures, at equity         19,264        17,106
Investment in Management Company and
affiliates                                          6,658         8,567
Other liabilities                                  63,996        72,876
                                              -----------   -----------
Total liabilities                               4,195,644     3,950,736
                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE OPERATING
PARTNERSHIP                                       605,841       640,283

SHAREHOLDERS' EQUITY:

Series A convertible preferred stock,
4,000,000 shares authorized, issued and
outstanding                                        99,923        99,923

Series B cumulative redeemable preferred
stock, 9,200,000 shares authorized,
8,000,000  issued and outstanding                 192,989       192,989


Common stock, $.0001 par value, 374,796,000
shares authorized, 94,452,615 and
93,676,415 issued and outstanding at June
30, 1997 and December 31, 1996,
respectively                                            9             9

Class B common stock, $.0001 par value,
12,000,000 shares authorized, 3,200,000
issued and outstanding                                  1             1

Class C common stock, $.0001 par value,
4,000 shares authorized, issued and
outstanding                                            --            --


Capital in excess of par value                  1,206,641     1,189,919
Accumulated deficit                              (236,423)     (172,596)
Unamortized restricted stock award                (18,191)       (5,354)
                                              -----------   -----------
Total shareholders' equity                      1,244,949     1,304,891
                                              -----------   -----------
Total liabilities, limited partners'
interest and shareholders' equity             $ 6,046,434   $ 5,895,910
                                              ===========   ===========


The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share amounts)




                                            For the Three            For the Three
                                             Months Ended             Months Ended
                                               June 30,                 June 30,
                                        ---------------------     --------------------
                                           1997        1996         1997        1996
                                        ---------   ---------     --------    --------
REVENUE:
Minimum rent                            $ 149,354   $  81,484     $297,373    $159,938
Overage rent                               10,049       5,784       17,564      10,751
Tenant reimbursements                      74,208      47,241      150,031      94,226
Other income                               11,444       9,251       22,501      18,289
                                        ---------   ---------     --------    --------
Total revenue                             245,055     143,760      487,469     283,204

EXPENSES:
Property operating                         41,357      25,759       84,025      50,606
Depreciation and amortization              44,129      26,635       87,483      51,307
Real estate taxes                          24,589      14,535       49,350      28,364
Repairs and maintenance                     7,597       5,468       17,546      12,541
Advertising and promotion                   6,687       4,703       11,900       8,897
Provision for credit losses                 1,850         254        2,825       1,751
Other                                       4,391       3,355        8,179       5,614
                                        ---------   ---------     --------    --------
Total operating expenses                  130,600      80,709      261,308     159,080

                                        ---------   ---------     --------    --------
OPERATING INCOME                          114,455      63,051      226,161     124,124

INTEREST EXPENSE                           67,076      40,568      134,994      79,134
                                        ---------   ---------     --------    --------
INCOME BEFORE MINORITY INTEREST            47,379      22,483       91,167      44,990

MINORITY INTEREST                            (741)       (672)      (2,225)     (1,175)
GAIN ON SALE OF ASSET, NET                    (17)         --           20          --
                                        ---------   ---------     --------    --------
INCOME BEFORE UNCONSOLIDATED ENTITIES      46,621      21,811       88,962      43,815

INCOME FROM UNCONSOLIDATED ENTITIES         1,792       2,157        2,513       3,985
                                        ---------   ---------     --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS          48,413      23,968       91,475      47,800

EXTRAORDINARY ITEMS                        (1,467)         --      (24,714)       (265)
                                        ---------   ---------     --------    --------
INCOME OF THE OPERATING PARTNERSHIP        46,946      23,968       66,761      47,535

LESS--LIMITED PARTNERS' INTEREST IN THE
OPERATING PARTNERSHIP                      15,588       8,525       20,764      16,907
                                        ---------   ---------     --------    --------
NET INCOME                                 31,358      15,443       45,997      30,628

PREFERRED DIVIDENDS                        (6,407)     (2,031)     (12,813)     (4,062)
                                        ---------   ---------     --------    --------
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                             $ 24,951   $  13,412     $ 33,184    $ 26,566
                                        =========   =========     ========    ========

EARNINGS PER COMMON SHARE:
Income before extraordinary items           $0.27       $0.23        $0.50       $0.45
Extraordinary items                         (0.01)         --        (0.16)         --
                                        ---------   ---------     --------    --------
Net income                                  $0.26       $0.23        $0.34       $0.45
                                        =========   =========     ========    ========

The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and dollars in thousands)


                                                                For the Six Months
                                                                   Ended June 30,
                                                               ---------------------
                                                                 1997         1996
                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 45,997     $ 30,628
Adjustments to reconcile net income to net
cash provided by operating activities_
Limited partners' interest in the Operating Partnership          20,764       16,907
Extraordinary items                                              24,714          265
Equity in income of unconsolidated entities                      (2,513)      (3,985)
Gain on sale of assets, net                                         (20)          --
Minority interest                                                 2,225        1,175
Depreciation and amortization                                    90,961       55,303
Straight-line rent                                               (3,461)         506
Changes in assets and liabilities_
Tenant receivables and accrued revenue                            7,104        5,889
Deferred costs and other assets                                  (8,370)      (3,171)
Accounts payable, accrued expenses and other liabilities         (5,347)     (12,883)
                                                               --------     --------
  Net cash provided by operating activities                     172,054       90,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                                          --      (43,941)
Capital expenditures                                           (142,327)     (51,578)
Cash from consolidation of joint venture                             --        1,695
Increase in restricted cash                                     (27,304)          --
Proceeds from sale of assets                                        599           --
Investments in and advances to unconsolidated entities          (39,887)      (9,123)
Distributions from unconsolidated entities                       19,211       32,937
Other investing activities                                      (55,400)          --
                                                               --------     --------
Net cash used in investing activities                          (245,108)     (70,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net                      5,920          (62)
Minority interest distributions                                  (1,792)      (2,770)
Distributions to shareholders                                  (109,824)     (61,104)
Distributions to limited partners                               (60,822)     (36,723)
Mortgage and other indebtedness proceeds,
  net of transaction costs                                      590,798      230,085
Mortgage and other indebtedness principal payments             (349,589)    (147,215)
Other refinancing transaction                                   (21,000)          --
                                                               --------     --------
Net cash provided by (used in) financing activities              53,691      (17,789)

                                                               --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (19,363)       2,835

CASH AND CASH EQUIVALENTS, beginning of period                   64,309       62,721
                                                               --------     --------
CASH AND CASH EQUIVALENTS, end of period                       $ 44,946     $ 65,556
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

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership." Prior to the Merger Date, references to the Operating Partnership refer to SPG, LP only. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1997, the Operating Partnership owned or held an interest in 186 income-producing properties, consisting of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in six properties under construction, six parcels of land held for future development and substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"
- See Note 7). The Company owned 61.6% and 61.4% of the Operating Partnership as of June 30, 1997 and December 31, 1996, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon DeBartolo Group, Inc. Annual Report on Form 10-K.

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

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. The Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in the Management Company are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. In addition, the Operating Partnership held a 2% noncontrolling ownership interest in West Town Mall, which is accounted for using the cost method of accounting. On July 10, 1997, the Operating Partnership acquired an additional 48% interest in West Town Mall. Effective July 10, 1997, the property is being accounted for using the equity method of accounting (See note 12).

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's remaining weighted average ownership interest in the Operating Partnership for the three-month periods ended June 30, 1997 and 1996 was 61.6% and 61.1%, respectively. The Company's remaining weighted average ownership interest in the Operating Partnership for the six-month periods ended June 30, 1997 and 1996 was 61.5% and 61.1%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

Note 4 -The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of approximately $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 square feet of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

          Pro Forma

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Company as if the Merger had occurred as of January 1, 1996, and was carried forward through June 30, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                     Six Months
                                                 Ended June 30,
                                                      1996

Revenue                                               $    461,536
                                                      ============
Income of the Operating Partnership                         79,541
                                                      ============
Net income available to common shareholders                 48,838
                                                      ============
Net income per common share                           $       0.51
Weighted average number of shares of common stock     ============
outstanding                                             96,349,166
                                                      ============
Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1997 was $136,657, as compared to $75,908 for the same period in 1996. All accrued distributions had been paid as of June 30, 1997 and December 31, 1996.

Note 6 - Per Share Data

     Per share data is based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in the computation for the three-month periods ended June 30, 1997 and 1996 was 97,592,662 and 58,560,225, respectively. The weighted average number of shares of common stock used in the computation for the six-month periods ended June 30, 1997 and 1996 was 97,286,874 and 58,471,201,
respectively.   Units of ownership in the Operating Partnership ("Units") may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. Additionally, shares of the Company's Series A preferred stock are convertible into common stock of the Company. The outstanding stock options, Units and shares of Series A preferred stock have not been included in the computations of per share data as they did not have a dilutive effect. The Company's Series B preferred stock is not convertible into common stock.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:


                                             June 30,    December 31,
BALANCE SHEETS                                 1997          1996
Assets:                                     ----------    ----------
  Investment properties at cost, net        $2,018,421    $1,887,555
  Cash and cash equivalents                     62,563        61,267
  Tenant receivables                            65,996        58,548
  Other assets                                  56,714        69,365
                                            ----------    ----------
          Total assets                      $2,203,694    $2,076,735
                                            ==========    ==========

Liabilities and Partners' Equity:
  Mortgages and other indebtedness          $1,274,586    $1,121,804
 Accounts payable, accrued expenses and
other liabilities                              155,606       213,394
                                            ----------    ----------
  Total liabilities                          1,430,192     1,335,198
 Partners' equity                              773,502       741,537
                                            ----------    ----------
  Total liabilities and partners' equity    $2,203,694    $2,076,735
                                            ==========    ==========

The Operating Partnership's Share of:
  Total assets                              $  651,677    $  602,084
                                            ==========    ==========
  Partners' equity                          $  156,868    $  144,376
  Add: Excess Investment (See below)           226,958       232,927
                                            ----------    ----------
  Operating Partnership's net Investment
   in Joint Ventures                        $  383,826    $  377,303
                                            ==========    ==========

                                    For the three      For the six months
                                    months ended              ended
                                      June 30,              June 30,
                                  -------------------   -------------------
STATEMENTS OF OPERATIONS            1997       1996       1997       1996
                                  --------   --------   --------   --------
Revenue:
  Minimum rent                    $ 53,749   $ 25,876   $106,204   $ 53,840
  Overage rent                       1,623        927      3,314      1,689
  Tenant reimbursements             24,346     13,380     49,578     27,448
  Other income                       5,666      1,653      7,363      6,422
                                  --------   --------   --------   --------
     Total revenue                  85,384     41,836    166,459     89,399

Operating Expenses:
  Operating expenses and other      30,121     15,282     60,915     32,849
  Depreciation and amortization     17,062      9,916     35,061     20,586
                                  --------   --------   --------   --------
     Total operating expenses       47,183     25,198     95,976     53,435
                                  --------   --------   --------   --------
Operating Income                    38,201     16,638     70,483     35,964
Interest Expense                    20,489      6,287     41,578     14,134
Extraordinary Losses                   324          -      1,182          -
                                  --------   --------   --------   --------
Net Income                          17,388     10,351     27,723     21,830
Third Party Investors' Share of
  Net Income                        13,083      8,676     20,377     18,698
                                  --------   --------   --------   --------
The Operating Partnership's Share
  of Net Income                   $  4,305   $  1,675   $  7,346   $  3,132
Amortization of Excess Investment
  (See below)                       (3,062)         -     (5,969)         -
                                  --------   --------   --------   --------
Income from Unconsolidated
  Entities                        $  1,243   $  1,675   $  1,377   $  3,132
                                  ========   ========   ========   ========

     As of June 30, 1997 and December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $226,958 and $232,927, respectively. This Excess Investment, which resulted primarily from the Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month and six-month periods ended June 30, 1997 was $3,062 and $5,969, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $549 and $482 for the three-month periods ended June 30, 1997 and 1996, respectively, and was $1,136 and $853 for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 8 - Other Investment

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for $50,000 using borrowings from the Operating Partnership's Credit Facility (See below). The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.

Note 9 - Debt

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Credit Facility (See below), resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     On April 14, 1997, the Operating Partnership obtained improvements to its $750,000 unsecured revolving credit facility (the "Credit Facility"), which has an initial maturity of September 1999, subject to an automatic one-year extension. The Credit Facility agreement was amended to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.75%. In addition, the Credit Facility's competitive bid feature, which has further reduced interest costs, was increased from $150,000 to $300,000.

     On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100,000 of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of approximately $99,000 from this sale were used primarily to pay down the Credit Facility.

     Also on May 15, 1997, the Operating Partnership refinanced approximately $140,000 in existing debt on The Forum Shops at Caesar's. The new debt consists of three classes of notes totaling $180,000, with $90,000 bearing interest at 7.125% and $90,000 bearing interest at LIBOR plus 0.30%, all of which mature on May 15, 2004. Approximately $40,000 of the borrowings were placed in escrow to pay for construction costs required in connection with the expansion of this project, which is scheduled to open on August 28, 1997. As of June 30, 1997, $28,539 remains in escrow, which is reflected in restricted cash in the accompanying consolidated condensed balance sheet.

     On June 5, 1997, the Operating Partnership closed a $115,000 construction loan for The Shops at Sunset Place. The loan initially bears interest at LIBOR plus 1.25% and matures on June 30, 2000, with two one-year extensions available, contingent upon certain conditions and subject to extension fees.

     On June 30, 1997, the Operating Partnership closed an unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were used to retire an existing $55,000 mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%.

     At June 30, 1997, the Operating Partnership had consolidated debt of $3,928,662, of which $2,938,157 was fixed-rate debt and $990,505 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1997 and December 31, 1996 was $498,726 and $448,218, respectively. As of June 30, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $476,575 and $524,561 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $473 and $359 for the three months ended June 30, 1997 and 1996, respectively, and $1,086 and $812 for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 10 - Shareholders' Equity

     The following table summarizes the changes in the Company's shareholders' equity since December 31, 1996.

                                      Capital in               Unamortized      Total
                    Preferred Common  Excess of   Accumulated   Restricted  Shareholders'
                      Stock    Stock  Par Value     Deficit    Stock Award     Equity
Balance at          --------- ------  ----------   ----------  -----------  -------------
December 31, 1996   $ 292,912  $  10  $1,189,919   $(172,596)   $  (5,354)    $1,304,891

Stock options
exercised (218,229
shares)                                    4,950                                   4,950

Other common stock
issued (50,422
shares)                                    1,527                                   1,527

Stock incentive
program (507,549
shares)                                   15,861                  (15,861)            --

Amortization of
stock incentive                                                     3,024          3,024
Transfer out of
limited partners'
interest in the
Operating
Partnership                               (5,616)                                 (5,616)

Net income                                            45,997                      45,997

Distributions                                       (109,824)                   (109,824)

Balance at          --------- ------  ----------   ----------  -----------  -------------
June 30, 1997       $ 292,912  $  10  $1,206,641   $(236,423)   $ (18,191)    $1,244,949
                    ========= ======  ==========   ==========  ===========  =============

Stock Incentive Programs

     Under the terms of the Company's Stock Incentive Programs (the "Plans"), eligible executives receive restricted stock, subject to performance standards, vesting requirements and other terms of the Plans. On March 26, 1997, the compensation committee of the board of directors of the Company approved the issuance of 507,549 shares under the Plans. As of June 30, 1997, there were total of 850,890 shares issued under the Plans, with 391,870 shares remaining available for issuance, subject to applicable performance standards and other terms of the Plans. The value of shares issued under the Plans is being amortized pro-rata over their respective four-year vesting periods. Approximately $3,024 and $1,042 have been amortized for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 11 -  Commitments and Contingencies

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

     The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

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

Note 12 - Significant Subsequent Events

Series C Preferred Shares

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% of the liquidation preference per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to the Operating Partnership in exchange for preferred units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the proceeds to increase its ownership interest in West Town Mall (See below), to pay down the Credit Facility and for general working capital purposes.

West Town Mall

     On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall in Knoxville, Tennessee for $69,930. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%. Effective July 10, 1997, the property is being accounted for using the equity method of accounting. It was previously accounted for using the cost method.

Debt Securities Offering

     On July 17, 1997, the Operating Partnership completed a $250,000 public offering of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100,000 at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150,000 at 7% with a maturity of July 15, 2009. The Notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Notes were issued under the Operating Partnership's $750,000 debt shelf registration.

Dadeland Mall

     On August 8, 1997, an affiliate of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square foot super-regional mall in Miami, Florida. Dadeland Mall is a dominant mall in its trade area with small shop sales of $649 per square foot in 1996 and leased and committed occupancy of 94%. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock. The remaining portion of the purchase price was financed using borrowings from the Credit Facility. This joint venture will be accounted for using the equity method of accounting.

Shelf Registration

     On August 13, 1997, SDG, LP filed a shelf registration statement with the SEC to provide for the offering, from time to time, of up to $1,000,000 aggregate public offering price of unsecured debt securities of SDG, LP.
The net proceeds of such offerings may be used to fund acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by the SDG, LP. Any securities issued under this registration would be guaranteed by SPG, LP, although management has no immediate plans to issue securities under the program.

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

     Overview

     The financial results reported subsequent to August 9, 1996 reflect the Merger of the Company and DRC, in accordance with the purchase method of accounting utilized to record the transaction, valued at approximately $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

     In addition, the Operating Partnership acquired additional interest in two regional malls and opened one regional mall during the comparative periods (the "Property Transactions"). The following is a description of such transactions. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall in Pittsburgh, Pennsylvania, and subsequently began accounting for the Property using the consolidated method of accounting. On July 31, 1996, the Operating Partnership opened Cottonwood Mall in Albuquerque, New Mexico. The Operating Partnership owns 100% of this regional mall and accounts for it using the consolidated method of accounting. On October 4, 1996, the Operating Partnership acquired the remaining interest in North East Mall and subsequently began accounting for the Property using the consolidated method of accounting.

     Results of Operations

For the Three Months Ended June 30, 1997 vs. the Three Months Ended June 30,
1996

     Total revenue increased $101.3 million or 70.5% for the three months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($91.9 million) and the Property Transactions ($7.5 million). Excluding these transactions, total revenues increased $1.8 million, which includes a $1.6 million increase in minimum rent, a $0.9 million increase in overage rent, and a $1.1 million increase in tenant reimbursements, partially offset by a $1.8 million decrease in other income. The $1.6 million increase in minimum rents results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The $1.8 million decrease in other income is primarily the result of an adjustment recorded in the prior year to reflect the collectability of notes receivable ($2.0 million).

     Total operating expenses increased $49.9 million, or 61.8%, for the three months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($48.3 million) and the Property Transactions ($3.6 million).

     Interest expense increased $26.5 million, or 65.3% for the three months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($25.7 million) and the Property Transactions ($1.6 million).

     Income of the Operating Partnership was $46.9 million for the three months ended June 30, 1997, as compared to $24.0 million for the same period in 1996, reflecting an increase of $23.0 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Preferred distributions increased by $4.4 million to $6.4 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996.

For the Six Months Ended June 30, 1997 vs. the Six Months Ended June 30, 1996

     Total revenue increased $204.3 million or 72.1% for the six months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($185.8 million) and the Property Transactions ($18.7 million). Excluding these transactions, total revenues decreased $0.3 million, which includes a $3.3 million increase in minimum rent, a $0.7 million increase in overage rent, and a $1.7 million increase in tenant reimbursements, partially offset by a $6.0 million decrease in other income. The $3.3 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $1.3 million increase in rents from tenants operating under license agreements. The $6.0 million decrease in other income is primarily the result of an adjustment recorded in the prior year to reflect the collectability of notes receivable ($2.0 million) and decreases in lease settlement income ($2.2 million) and interest income ($1.7 million).

     Total operating expenses increased $102.2 million, or 64.3%, for the six months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($96.0 million) and the Property Transactions ($9.7 million).

     Interest expense increased $55.9 million, or 70.6% for the six months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($51.7 million) and the Property Transactions ($5.7 million).

     The $24.7 million loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and write-off of mortgage costs associated with early extinguishments of debt.

     Income of the Operating Partnership was $66.8 million for the six months ended June 30, 1997, as compared to $47.5 million for the same period in 1996, reflecting an increase of $19.2 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Preferred distributions increased by $8.8 million to $12.8 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996.

     Liquidity and Capital Resources

	As of June 30, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $44.9 million. In addition to its cash balance, the Operating Partnership has a $750 million Credit Facility with approximately $379 million available after outstanding borrowings and letters of credit. Subsequent to June 30, 1997, net reductions of $180 million have been made to the Credit Facility, including paydowns from the net proceeds of the Series C Preferred Shares offering which were contributed by the Company in exchange for preferred units and from the net proceeds of the Notes offering, partially offset bynd a borrowing to finance the acquisition of Dadeland Mall (See below). Consequently, as of August 11, 1997, the amount of borrowing availability under the Credit Facility was approximately $559 million. The Company and the Operating Partnership also have access to public equity and debt markets through various shelf registrations.

     Acquisitions. On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for approximately $50 million using borrowings from the Credit Facility. The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States.

          On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall in Knoxville, Tennessee for $69.9 million. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%. Effective July 10, 1997, the property is being accounted for using the equity method of accounting. It was previously accounted for using the cost method.

     On August 8, 1997, an affiliate of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square foot super-regional mall in Miami, Florida. Dadeland Mall is a dominant mall in its trade area with small shop sales of $649 per square foot in 1996 and leased and committed occupancy of 94%. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock. The remaining portion of the purchase price was financed using borrowings from the Credit Facility. This joint venture will be accounted for using the equity method of accounting.

     Financing and Debt. The Company's ratio of consolidated debt-to-market capitalization was 42.2% at June 30, 1997.

     At June 30, 1997, the Operating Partnership had consolidated debt of $3,929 million, of which $2,938 million was fixed-rate debt and $991 million was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1997 and December 31, 1996 was $499 million and $448 million, respectively. As of June 30, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $477 million and $525 million of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     On April 14, 1997, the Operating Partnership obtained improvements to its Credit Facility. The Credit Facility agreement was amended to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.75%. In addition, the Credit Facility's competitive bid feature, which has further reduced interest costs, was increased from $150 million to $300 million.

     On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100 million of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of this sale were used primarily to pay down the Credit Facility.

     Additionally, on May 15, 1997, the Operating Partnership refinanced approximately $140 million in existing debt on The Forum Shops at Caesar's.
The new debt consists of three classes of notes totaling $180 million, with $90 million bearing interest at 7.125% and the other $90 million bearing interest at LIBOR plus 0.30%, all of which will mature on May 15, 2004. Approximately $40 million of the borrowings were placed in escrow to pay for construction costs required in connection with the development of the expansion of this project, which is scheduled to open on August 28, 1997. As of June 30, 1997, $28.5 million remains in escrow.

     On June 5, 1997, the Operating Partnership closed a $115 million construction loan for The Shops at Sunset Place. The loan initially bears interest at LIBOR plus 1.25% and matures on June 30, 2000, with two one-year extensions available.

     On June 30, 1997, the Operating Partnership closed an unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were used to retire an existing $55 million mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%.

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% of the liquidation preference per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Share have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to the Operating Partnership in exchange for preferred units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the net proceeds for the purchase of additional ownership interest in West Town Mall, to pay down the Credit Facility and for general working capital purposes.

     On July 17, 1997, the Operating Partnership completed a $250 million public offering, of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100 million at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150 million at 7% with a maturity of July 15, 2009. The Notes pay interest semi-annually, are guaranteed by SDG, LP and SPG, LP, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Notes were issued under the Operating Partnership's $750 million debt shelf registration. Up to $150 million in additional debt securities may be issued under this registration.

     In addition, on August 13, 1997, SDG, LP filed a shelf registration statement with the SEC to provide for the offering, from time to time, of up to $1 billion aggregate public offering price of unsecured debt securities of SDG, LP. The net proceeds of such offerings may be used to fund acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by the SDG, LP. Any securities issued under this registration would be guaranteed by SPG, LP, although management has no immediate plans to issue securities under the program.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1997, the Operating Partnership opened Indian River Commons, a 265,000 square foot community shopping center in Vero Beach, Florida. This 50%- owned joint venture is accounted for using the equity method of accounting.

     Construction also continues on the following development projects: The Source, an approximately $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA, is expected to open in September 1997 in Westbury (Long Island), New York. Arizona Mills, an approximately $190 million retail development project containing 1.2 million square feet of GLA, is expected to open in November 1997 in Tempe, Arizona. Grapevine Mills, an approximately $200 million retail development project containing approximately 1.4 million square feet of GLA, is expected to open in October 1997 in Grapevine (Dallas/Fort Worth), Texas. The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, is scheduled to open in 1998 in South Miami, Florida.

     In addition, the Operating Partnership has begun construction on two new community center projects at an aggregate cost of approximately $50 million. Muncie Plaza, a wholly-owned project, is scheduled to open in April of 1998 in Muncie, Indiana. Lakeline Plaza, a 50%-owned joint venture project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas. Each of these projects is immediately adjacent to existing regional mall Properties.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. The Operating Partnership's share of the projected costs to fund these projects for the year 1997 is approximately $300 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Included in investment properties at June 30, 1997 is $213.5 million of construction in progress.

     Distributions. During the first quarter of 1997, the Company paid a distribution of $0.4925 per share to shareholders of record on February 7, 1997. On each of May 6, 1997 and July 28, 1997, the Company declared distributions of $0.505 per share of common stock, an increase of $.0125 per share over the previous distributions. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $1.0156 per Series A preferred share and $1.0938 per Series B preferred share were paid during the first six months of 1997.

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

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, and securities which may be issued under existing debt and equity shelf registrations are sufficient to finance likely acquisitions. No assurance can be given that the Company will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities

     Cash flows from investing activities for the six months ended June 30, 1997 included, $142.3 million of capital expenditures, which included construction costs of $35.6 million, including $15.0 million at The Shops at Sunset Place and $9.2 million for the acquisition of the land for the construction of North East Plaza. Also included in capital expenditures is renovation and expansion costs of approximately $81.4 million and tenant costs and other operational capital expenditures of approximately $25.3 million. The $27.3 million net increase in restricted cash relates primarily to an escrow for costs associated with the expansion of Forum. In addition, investments in and advances to unconsolidated entities of $39.9 million included $14.8 million, $14.0 million and $6.2 million to the Management Company, Grapevine Mills and The Source, respectively. Other investing activities includes $50 million for the purchase of Chelsea stock and $5.4 million to purchase bonds.

     Cash flows from financing activities for the six months ended June 30, 1997 included distributions of $170.6 million, net borrowings of $241.2 million primarily used to fund development and other investment activity, and $21.0 million for the acquisition of a contingent interest feature on four mortgage loans.

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

     Total EBITDA for the Properties increased from $232.0 million for the six months ended June 30, 1996 to $419.2 million for the same period in 1997, representing a growth rate of 80.7%. This increase is primarily attributable to the Merger ($177.0 million) and the Properties opened during 1996 and 1997 ($19.9 million). During this period, operating profit margin increased from 62.3% to 64.1%.

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

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                             For the Three Months   For the Six Months
                                Ended June 30,        Ended June 30,
                                   1997       1996       1997       1996
(In thousands)
FFO of the Operating Partnership  $ 93,285  $ 50,532    $181,224  $ 99,212
                                  ========  ========    ========  ========
Reconciliation:
Income of the Operating
Partnership before extraordinary
items                             $ 48,413  $ 23,968    $ 91,475  $ 47,800
Plus:
Depreciation and amortization
from consolidated Properties        43,774    26,501      87,086    51,038
The Operating Partnership's share
of depreciation, and
amortization from unconsolidated
affiliates                           9,152     2,918      18,010     5,950
Less:
Gain on the sale of real estate
                                        17       N/A         (20)      N/A
Minority interest portion of
depreciation, amortization and
extraordinary items                 (1,664)     (824)     (2,514)   (1,514)
Preferred dividends                 (6,407)   (2,031)    (12,813)   (4,062)
                                  --------  --------    --------  --------
FFO of the Operating Partnership  $ 93,285  $ 50,532    $181,224  $ 99,212
                                  ========  ========    ========  ========
FFO allocable to the Company      $ 57,416  $ 30,892    $111,408  $ 60,619
                                  ========  ========    ========  ========

     Portfolio Data

     Operating statistics give effect to the Merger and are based upon the business and Properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall which management believes is not comparable to the remaining Properties. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is converting Charles Towne Square into a community center.

     Aggregate Tenant Sales Volume. For the six months ended June 30, 1997 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls for GLA owned by the Operating Partnership ("Owned GLA") increased 4.2% from $2,785 million to $2,902 million. Total reported sales for all stores at the community shopping centers for Owned GLA decreased 2.4% from $668 million to $652 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls increased 1.8% to 85.2% at June 30, 1997 as compared to 83.4% at June 30, 1996 . Occupancy levels for community shopping centers increased from 91.8% at June 30, 1996 to 92.4% at June 30, 1997. Total GLA has increased 3.9 million square feet from June 30, 1996 to June 30, 1997, primarily as a result of the July 1996 opening of Cottonwood Mall, the November 1996 openings of Ontario Mills, the Tower Shops and Indian River Mall, and the March 1997 opening of Indian River Commons, partially offset by the March 1997 sale of Bristol Plaza.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 3.8%, from $20.18 at June 30, 1996 to $20.94 as of June 30, 1997. In community shopping centers, average base rents per square foot of Owned GLA increased 4.2%, from $7.44 to $7.75 during this same period.

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

Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 4:  Submission of Matters to a vote of Security Holders:

        The Company's annual meeting of shareholders was held on May 14, 1997. During this meeting the following matters were voted on: Birch Bayh was elected as a director by the holders of the Company's Common Stock, Class B Common Stock, Class C Common Stock and Series A Preferred Stock, voting together as a single class, with 93,465,854 votes in favor, 2,032,086 abstentions and no votes against or broker non-votes. The holder of the Company's Class B Common Stock voted all 3,200,000 shares for the election as director of Melvin Simon, Herbert Simon, David Simon and Richard Sokolov. The holders of the Company's Class C Common Stock, voting separately, voted all 4,000 shares for the election as director of Edward
    J. DeBartolo, Jr. and Marie Denise DeBartolo York. The holders of the Company's Common Stock, Class B Common Stock, Class C Common Stock and Series A Preferred Stock, voting together as a single class, also ratified the selection of Arthur Andersen LLP as auditors for 1997, with 95,366,384 votes in favor, 57,345 against, 74,211 abstentions and no broker non-votes.


     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               One Form 8-K was filed during the current period.

               On May 22, 1997 under Item 5 - Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, the Operating Partnership, and the Properties owned or managed as of March 31, 1997, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIMON DEBARTOLO GROUP, INC.


Date:  August 13, 1997               /s/ Stephen E. Sterrett
                                     -----------------------
                                     Stephen E. Sterrett
                                     Senior Vice President and Treasurer
                                     (Principal Financial Officer)







Date:  August 13, 1997               /s/ John Dahl
                                     -----------------------
                                     John Dahl,
                                     Senior Vice President and
                                     Chief Accounting Officer
                                     (Principal Accounting Officer)