Form 10-Q
period 1997-09-30
SIMON DEBARTOLO GROUP INC
filed 1997-11-14
CIK 912564

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


Commission file number 1-12618


                       SIMON DeBARTOLO GROUP, INC.
         (Exact name of registrant as specified in its charter)


                  Maryland                  35-1901999
          -------------------------     ------------------
               (State or other           (I.R.S. Employer
                jurisdiction
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
          -------------------------     ------------------
            (Address of principal           (Zip Code)
             executive offices)


   Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]


As of November 7, 1997, 100,457,225 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 were outstanding.

                       SIMON DeBARTOLO GROUP, INC.
                                FORM 10-Q

                                  INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets
         as of September 30, 1997 and December
         31, 1996                                          3

         Consolidated Condensed Statements of
         Operations for the three-month and
         nine-month periods ended September
         30, 1997 and 1996                                 4

         Consolidated Condensed Statements of
         Cash Flows for the nine-month periods
         ended September 30, 1997 and 1996                 5

         Notes to Unaudited Consolidated
         Condensed Financial Statements                    6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                           15

Part II - Other Information

    Items 1 through 6                                     23

Signatures                                                24

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share amounts

                                                        September 30,   December 31,
                                                            1997           1996
                                                       -------------   ------------
ASSETS:
Investment properties, at cost                           $5,521,523      $5,301,021
  Less - accumulated depreciation                           396,341         279,072
                                                         ----------      ----------
                                                          5,125,182       5,021,949
Acquisition of The Retail Property Trust  (Note 4)        1,086,526              --
Cash and cash equivalents                                    50,879          64,309
Restricted cash                                              14,939           6,110
Tenant receivables and accrued revenue, net                 177,563         166,119
Notes and advances receivable from Management Company
 and affiliate                                               96,142          75,452
Investment in partnerships and joint ventures, at equity    620,624         394,409
Other investments                                            58,803              --
Deferred costs and other assets                             156,319         138,492
Minority interest                                            27,383          29,070
                                                         ----------      ----------
Total assets                                             $7,414,360      $5,895,910
                                                         ==========      ==========

LIABILITIES:
Mortgages and other indebtedness                         $4,720,885      $3,681,984
Accrued acquisition costs                                   212,429              --
Accounts payable and accrued expenses                       186,939         170,203
Cash distributions and losses in partnerships and joint      19,730          17,106
ventures, at equity
Investment in Management Company and affiliates               2,971           8,567
Other liabilities                                            68,793          72,876
                                                         ----------       ---------
Total liabilities                                         5,211,747       3,950,736
                                                         ----------       ---------
COMMITMENTS AND CONTINGENCIES (Note 12)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP     658,859         640,283

SHAREHOLDERS' EQUITY:

Series A convertible preferred stock, 4,000,000 shares
authorized, issued and outstanding                           99,923          99,923

Series B cumulative redeemable preferred stock,
9,200,000 shares authorized, 8,000,000 issued
and outstanding                                             192,989         192,989

Series C cumulative redeemable preferred stock,
3,000,000 shares authorized, issued and outstanding         146,178             --

Common stock, $.0001 par value, 371,796,000 and
374,796,000 shares authorized, and 100,459,845 and
93,676,415 issued and outstanding at September 30,
1997 and December 31, 1996, respectively                          9              9

Class B common stock, $.0001 par value, 12,000,000
shares authorized, 3,200,000 issued and outstanding               1              1

Class C common stock, $.0001 par value, 4,000 shares
 authorized, issued and outstanding                              --             --

Unrealized gain on long-term investment                       5,542             --
Capital in excess of par value                            1,350,370      1,189,919
Accumulated deficit                                       (236,429)      (172,596)
Unamortized restricted stock award                         (14,829)        (5,354)
                                                         ----------      ---------
Total shareholders' equity                                1,543,754      1,304,891
                                                         ----------      ---------
Total liabilities, limited partners' interest and
shareholders' equity                                     $7,414,360     $5,895,910
                                                         ==========     ==========
The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share amounts)



                                    For the Three Months      For the Nine Months
                                    Ended September 30,       Ended September 30,
                                    --------------------      -------------------
                                      1997         1996         1997        1996
                                    --------     -------      --------     ------

REVENUE:
Minimum rent                         $152,320    $117,375     $449,693     $277,313
Overage                                 8,650       6,987       26,214       17,738
Tenant Reimbursements                  81,413      63,512      231,444      157,738
Other income                           17,400      14,562       39,901       32,851
                                    ---------    --------     --------     --------
  Total revenue                       259,783     202,436      747,252      485,640
                                    ---------    --------     --------     --------

EXPENSES:
Property operating                     46,203      35,002      130,228       85,608
Depreciation and amortization          40,785      37,606      128,268       88,913
Real estate taxes                      23,816      19,676       73,166       48,040
Repairs and maintenance                11,107      10,005       28,653       22,546
Advertising and promotion               8,396       5,542       20,296       14,439
Merger integration costs                   --       7,236           --        7,236
Provision for credit losses             (135)       1,116        2,690        2,867
Other                                   4,639       3,538       12,818        9,152
                                      -------     -------      -------      -------
Total operating expenses              134,811     119,721      396,119      278,801
                                      -------     -------      -------      -------


OPERATING INCOME                      124,972      82,715      351,133      206,839

INTEREST EXPENSE                       68,940      56,212      203,934      135,346
                                     --------    --------     --------      ------
INCOME BEFORE MINORITY INTEREST        56,032      26,503      147,199       71,493

MINORITY INTEREST                     (1,423)     (1,219)      (3,648)      (2,394)
GAINS ON SALES OF ASSETS, NET              --          88           20           88
                                      -------     -------      -------     --------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                               54,609      25,372      143,571       69,187

INCOME FROM UNCONSOLIDATED
ENTITIES                                7,077       3,467        9,590        7,452
                                      -------      ------      -------       ------

INCOME BEFORE EXTRAORDINARY ITEMS      61,686      28,839      153,161       76,639


EXTRAORDINARY ITEMS                     27,215     (2,530)       2,501      (2,795)
                                      --------     -------     --------     -------
INCOME OF THE OPERATING PARTNERSHIP     88,901      26,309     155,662       73,844

LESS--LIMITED PARTNERS' INTEREST IN
THE OPERATING PARTNERSHIP               30,468       9,301       51,232      26,208
                                      --------     -------      -------     -------

NET INCOME                              58,433      17,008      104,430       47,636

PREFERRED DIVIDENDS                    (9,101)     (2,224)     (21,914)      (6,286)
                                      --------    --------     --------      -------

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                           $49,332     $14,784      $82,516      $41,350
                                     =========   =========    =========     ========

EARNINGS PER COMMON SHARE:
Income before extraordinary items        $0.33       $0.20        $0.83        $0.65
Extraordinary items                       0.17      (0.02)         0.02       (0.02)
                                     ---------   ---------    ---------      -------

Net income                               $0.50       $0.18        $0.85        $0.63
                                     =========   =========    =========      =======
The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

                                                       For the Nine Months Ended
                                                            September 30,
                                                       --------------------------
                                                              1997        1996
                                                       -------------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $104,430     $47,636
Adjustments to reconcile net income to net cash provided
  by operating activities-
Limited partners' interest in the Operating Partnership      51,232      26,208
Extraordinary items                                         (2,501)       2,795
Equity in income of unconsolidated entities                 (9,590)     (7,452)
Gains on sales of assets, net                                  (20)        (88)
Minority interest                                             3,648       2,394
Depreciation and amortization                               133,527      94,976
Straight-line rent                                          (6,378)       1,754
Changes in assets and liabilities-
Tenant receivables and accrued revenue                      (1,341)       9,034
Deferred costs and other assets                            (18,906)     (4,200)
Accounts payable, accrued expenses and other liabilities      8,151    (29,767)
                                                          ---------   ---------
  Net cash provided by operating activities                 262,252     143,290
                                                          ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                              (736,600)    (43,941)
Capital expenditures                                      (219,672)   (112,419)
Cash from consolidation of joint venture                         --      66,736
Increase in restricted cash                                 (8,829)          --
Proceeds from sale of assets                                    599         399
Investments in and advances to unconsolidated entities     (63,656)    (54,442)
Distributions from unconsolidated entities                   22,199      45,403
Loan repayment from Management Company                           --      38,553
Other investing activities                                 (55,400)          --
                                                        -----------    ---------
Net cash used in investing activities                   (1,061,359)    (59,711)
                                                        -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common and convertible preferred
 stock, net                                                 327,101     195,205

Minority interest distributions                             (2,825)     (3,810)
Distributions to shareholders                             (168,263)   (103,395)
Distributions to limited partners                          (91,632)    (67,951)
Mortgage and other indebtedness proceeds, net of
transaction costs                                           272,945   1,595,202
Mortgage and other indebtedness principal payments        (852,906)   (346,719)
Other refinancing transaction                              (21,000)          --
                                                         ----------   ---------
Net cash provided by (used in) financing activities         785,677    (53,725)
                                                         ----------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (13,430)      29,854

CASH AND CASH EQUIVALENTS, beginning of period               64,309      62,721
                                                          ----------   --------
CASH AND CASH EQUIVALENTS, end of period                    $50,879     $92,575
                                                          ==========   ========

The accompanying notes are an integral part of these statements.

                       SIMON DeBARTOLO GROUP, INC.

     Notes to Unaudited Consolidated Condensed Financial Statements

                         (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT"). On August 9, 1996 (the "Merger Date"), the Company acquired, through merger (the "Merger") the national shopping center business of DeBartolo Realty Corporation ("DRC") (See
Note 3).

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership."
Prior to the Merger Date, references to the Operating Partnership refer to SPG, LP only. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 1997, the Operating Partnership owned or held an interest in 200 income-producing properties, consisting of 124 regional malls, 66 community shopping centers, four specialty retail centers, five mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in five properties under construction, six parcels of land held for future development and substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" - See Note 8).
The Company owned 63.0% and 61.5% of the Operating Partnership as of September 30, 1997 and December 31, 1996, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.
These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon DeBartolo Group, Inc. Annual Report on Form 10-K.

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

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's remaining weighted average ownership interest in the Operating Partnership for the three-month periods ended September 30, 1997 and 1996 was 61.8% and 61.3%, respectively. The Company's remaining weighted average ownership interest in the Operating Partnership for the nine-month periods ended September 30, 1997 and 1996 was 61.6% and 61.2%, respectively.

Note 3 - The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of approximately $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 square feet of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting.

          Pro Forma

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Company as if the Merger had occurred as of January 1, 1996, and was carried forward through September 30, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                 Nine Months Ended
                                               September 30, 1996
                                              -----------------------
Revenue                                                $     694,343
                                              =======================
Income of the Operating Partnership                          113,669
                                              =======================
Net income available to common shareholders                   65,933
                                              =======================
Net income per common share                                    $0.68
                                              =======================
Weighted average number of shares of common
stock outstanding                                         96,384,510
                                              =======================

Note 4 - Acquisition of The Retail Property Trust

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust, a private Massachusetts business trust ("RPT"). RPT owns 98.8% of Shopping Center Associates, a New York general partnership ("SCA"). SCA owns or has interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. The Operating Partnership is negotiating the purchase of the remaining 50% interests in two of these properties owned by a third party and to sell its 50% interests in two of the other properties to such third party. The Operating Partnership also intends to acquire the remaining 50% partnership interest in another of these properties. The Operating Partnership is also in the process of finalizing an agreement to acquire the remaining 1.2% interest in SCA from its current managing general partner. The total cost for the acquisition of RPT is estimated at $1.2 billion, which includes approximately $315,000 of SCA's debt and approximately $154,000 of SCA's pro rata share of joint venture debt. The Operating Partnership funded this acquisition with aggregate borrowings of $730,000 under the Credit Facility and a new $500,000 unsecured revolving credit facility (see Note 10), which includes a $185,000 draw on October 1, 1997.

     The cost of the acquisition of RPT is temporarily included in the accompanying unaudited consolidated condensed financial statements as an investment. Due to the close proximity of the acquisition to the end of the reporting period, the Operating Partnership is still gathering information necessary to allocate the purchase price to the fair value of the assets acquired. Management expects to finalize this allocation during the fourth quarter and to properly reflect the costs of acquiring RPT in the Company's 1997 annual report on Form 10-K. Management believes the impact of not applying purchase accounting to the acquisition of RPT as of September 30, 1997 is immaterial to the financial statements as a whole.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1997 was $199,285, as compared to $127,464 for the same period in 1996. All accrued distributions had been paid as of September 30, 1997 and December 31, 1996. See Notes 4, 7 and 11 for information about non-cash transactions during the nine months ended September 30, 1997.
Note 6 - Per Share Data

     Per share data is based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in the computation for the three-month periods ended September 30, 1997 and 1996 was 98,785,776 and 80,397,469,
respectively. The weighted average number of shares of common stock used in the computation for the nine-month periods ended September 30, 1997 and 1996 was 97,766,243 and 65,833,305, respectively. Units of ownership in the Operating Partnership ("Units") may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. Additionally, shares of the Company's Series A preferred stock are convertible into common stock of the Company. The outstanding stock options, Units and shares of Series A preferred stock have not been included in the computations of per share data as they did not have a dilutive effect. The Company's Series B and Series C preferred stock are not convertible into common stock.

Note 7 - Other Acquisitions and Development

West Town Mall

     On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall in Knoxville, Tennessee for $69,930 in cash and 35,598 Units valued at approximately $1,100. This transaction, which increased the Operating Partnership's ownership of West Town Mall to 50%, was financed using a portion of the net proceeds from the sale of the Company's Series C Preferred Stock described in Note 11. Effective July 10, 1997, the property is being accounted for using the equity method of accounting. It was previously accounted for using the cost method.

Dadeland Mall

     On August 8, 1997, a subsidiary of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square foot super-regional mall in Miami, Florida. Dadeland Mall is a dominant mall in its trade area with small shop sales of $649 per square foot in 1996 and leased and committed occupancy of 94%. A portion of the $128,000 purchase price was paid in the form of 658,707 shares of the Company's common stock, valued at $20,000. The remaining portion of the purchase price was financed using borrowings from the Credit Facility. This joint venture is being accounted for using the equity method of accounting.

The Source

     On September 5, 1997, the Operating Partnership opened The Source, a 730,000-square-foot value-oriented retail and entertainment development project in Westbury (Long Island), New York. This approximately $150,000 joint venture project is 50%-owned by the Operating Partnership and is being accounted for using the equity method of accounting.


Note 8 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting, excluding the RPT acquisition (See Note 4), and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                          September 30,     December 31,
BALANCE SHEETS                                 1997             1996
                                          --------------    -------------
Assets:
  Investment properties at cost, net         $ 2,343,781      $ 1,887,555
  Cash and cash equivalents                       82,672           61,267
  Tenant receivables                              72,971           58,548
  Other assets                                    56,405           69,365
                                           -------------    -------------
          Total assets                       $ 2,555,829      $ 2,076,735
                                           =============    =============
Liabilities and Partners' Equity:
  Mortgages and other indebtedness           $ 1,351,639      $ 1,121,804
  Accounts payable, accrued expenses and
  other liabilities                              176,825          213,394
                                           -------------    -------------
                                               1,528,464        1,335,198
  Total liabilities Partners' equity           1,027,365          741,537
                                           -------------    -------------
  Total liabilities and
  partners' equity                           $ 2,555,829      $ 2,076,735
                                           =============    =============

The Operating Partnership's Share of:
  Total assets                              $    817,061     $    602,084
                                           =============    =============
  Partners' equity                          $    290,219     $    144,376
  Add: Excess Investment (See below)             310,675          232,927
                                           -------------    -------------
  Operating Partnership's net Investment
in Joint Ventures                           $    600,894     $    377,303
                                           =============    =============

                                  For the three months ended    For the nine months ended
                                         September 30,                September 30,
                                 -----------------------------  -------------------------
STATEMENTS OF OPERATIONS              1997            1996         1997          1996
                                 -------------    ------------  -----------  ------------
Revenue:
  Minimum rent                         $ 62,613       $ 37,295    $ 168,817       $ 91,334
  Overage rent                            2,319          2,057        5,633          3,746
  Tenant reimbursements                  27,913         18,487       77,491         46,000
  Other income                            5,384          2,903       12,747          9,061
                                     ----------      ---------    ---------      ---------
     Total revenue                       98,229         60,742      264,688        150,141

Operating Expenses:
  Operating expenses and other           33,660         22,888       94,575         55,737
  Depreciation and amortization          18,518         12,273       53,579         32,859
                                     ----------      ---------     --------      ---------
     Total operating expenses            52,178         35,161      148,154         88,596
                                     ----------      ---------     --------      ---------
Operating Income                         46,051         25,581      116,534         61,545
Interest Expense                         21,577         14,555       63,155         28,689
Extraordinary Losses                         --             --        1,182             --
                                     ----------      ---------     --------      ---------
Net Income                               24,474         11,026       52,197         32,856
Third Party Investors' Share of
 Net Income                              17,970          8,885       38,347         27,581
                                     ----------      ---------     --------      ---------
The Operating Partnership's
Share of Net Income                   $   6,504       $  2,141    $  13,850      $   5,275
Amortization of Excess
Investment (See below)                  (2,823)             --      (8,792)             --
                                     ----------      ---------     --------      ---------
Income from Unconsolidated
Entities                              $   3,681       $  2,141   $    5,058      $   5,275
                                     ==========      =========     ========      =========

     As of September 30, 1997 and December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $310,675 and $232,927, respectively. This Excess Investment, which resulted primarily from the Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month and nine-month periods ended September 30, 1997 was $2,823 and $8,792, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 34 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $3,396 and $1,326 for the three-month periods ended September 30, 1997 and 1996, respectively, and was $4,532 and $2,177 for the nine-month periods ended September 30, 1997 and 1996, respectively.

Note 9 - Other Investment

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for $50,000 using borrowings from the Operating Partnership's Credit Facility (See below). The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States. In accordance with Statement of Financial Accounting Standards
No. 115 "Accounting for Certain Investments in Debt and Equity
Securities", the Operating Partnership's investment in Chelsea is being reflected at its market value of $58,803, as of September 30, 1997, in the accompanying consolidated condensed balance sheets in other investments. The unrealized gain of $8,803, of which the Company's share was $5,542, which is reflected in shareholders' equity, with the remaining $3,261 being reflected in the limited partners' interest in the Operating Partnership.

Note 10 - Debt

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four wholly-owned Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Credit Facility (See below), resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

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

     Also on May 15, 1997, the Operating Partnership refinanced approximately $140,000 in existing debt on The Forum Shops at Caesar's. The new debt consists of three classes of notes totaling $180,000, with $90,000 bearing interest at 7.125% and $90,000 bearing interest at LIBOR plus 0.30%, all of which mature on May 15, 2004. Approximately $40,000 of the borrowings were placed in escrow to pay for construction costs required in connection with the expansion of this project, which is scheduled to open on August 28, 1997. As of September 30, 1997, $14,939 remains in escrow, which is reflected in restricted cash in the accompanying consolidated condensed balance sheet. This refinancing resulted in an extraordinary loss of $1,461.

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

     On July 17, 1997, the Operating Partnership completed a $250,000 public offering of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities. The first tranche was for $100,000, bears interest at 6 3/4%, and matures on July 15, 2004. The second tranche was for $150,000, bears interest at 7%, and matures on July 15, 2009. The notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage, earnings before interest, taxes, depreciation and amortization ("EBITDA") and unencumbered EBITDA ratios. The Operating Partnership used $225,000 of the net proceeds to reduce the amount outstanding on the Credit Facility.

     On September 2, 1997, the Operating Partnership completed a refinancing of $453,000 of commercial mortgage pass through certificates and a $48,000 mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties. The Operating Partnership funded this refinancing with the proceeds of a $225,000 secured loan, which is secured by cross-collateralized mortgages encumbering seven of the Properties, and borrowings of $294,000 under the Credit Facility, which were reduced with the proceeds from the sale of $180,000 of notes issued on September 10, 1997, as described below. The Operating Partnership intends to refinance the $225,000 secured loan. This refinancing resulted in a net extraordinary loss of $3,462.

     On September 4, 1997, the Operating Partnership transferred ownership of one Property and paid $6,600 to its lender, fully satisfying the property's mortgage note payable of $42,000. This property no longer met the Operating Partnership's criteria for its ongoing strategic plan. The Operating Partnership recognized an extraordinary gain on this transaction of approximately $31,136 in the third quarter of 1997.

     On September 10, 1997, the Operating Partnership issued $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The Operating Partnership used the net proceeds of this offering to pay down the borrowings made under the Credit Facility in connection with the September 2, 1997 refinancing described above.

     On September 17, 1997, the Operating Partnership retired a $63,000 mortgage loan secured by Lincolnwood Towne Center with a new unsecured loan, which bears interest at LIBOR plus 0.75% and has an initial maturity of January 31, 1998. The retired $63,000 mortgage bore interest at LIBOR plus 1.25%, and had an initial maturity of January 31, 1998.

     On September 26, 1997, the Operating Partnership obtained an additional unsecured revolving credit facility in the amount of $500,000 for the purpose of funding a portion of the cost of acquiring RPT.
This new credit facility has terms similar to the existing Credit
Facility, including an interest rate of LIBOR plus 0.75% and an initial maturity of September 1999, with an automatic one-year extension.

     At September 30, 1997, the Operating Partnership had consolidated debt of $4,720,885, of which $3,194,731 was fixed-rate debt and $1,526,154 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1997 and December 31, 1996 was $681,671 and $448,218,
respectively. The Operating Partnership's pro rata share of the September 30, 1997 joint-venture indebtedness includes $154,250 of SCA's pro rata share of its joint venture debt. As of September 30, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $523,348 and $524,561 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $285 and $654 for the three months ended September 30, 1997 and 1996, respectively, and $1,371 and $1,935 for the nine-month periods ended September 30, 1997 and 1996, respectively.

Note 11 - Shareholders' Equity

     The following table summarizes the changes in the Company's shareholders' equity since December 31, 1996.

                                                       Capital
                                          Unrealized   in Excess                 Unamortized      Total
                      Preferred  Common   Gain on      of Par       Accumulated   Restricted   Shareholders'
                        Stock     Stock   Investment   Value          Deficit    Stock Award      Equity
                      ---------  -------   ---------  ----------    -----------  -----------    -----------

Balance at
December 31,
1996                    $292,912     $10          $0   $1,189,919    $(172,596)    $(5,354)     $1,304,891

Common stock
issued to the
public (5,247,000
shares)                                                   170,475                                  170,475

Common stock issued
in connection with
acquisition (658,707
shares)                                                    20,000                                   20,000

stock options
exercised (336,355
shares)                                                     7,828                                    7,828

Other common stock issued
(82,484 shares)                                             2,423                                    2,423

Stock incentive program
(458,884 shares)                                           14,339                  (14,339)             --

Amortization of
stock incentive                                                                       4,864          4,864

Series C Preferred
stock issued (3,000,000
shares)                  146,178                                                                   146,178

Transfer out of limited
partners' interest in
the Operating Partnership                                (54,614)                                 (54,614)

Unrealized gain
on investment                                5,542                                                   5,542

Net income                                                              104,430                    104,430

Distributions                                                         (168,263)                  (168,263)
                        ---------  -------  ------     ----------   -----------  ----------     ----------
Balance at
September 30, 1997      $439,090     $10    $5,542     $1,350,370    $(236,429)   $(14,829)     $1,543,754
                        =========  =======  ======     ==========   ===========  ==========     ==========

Stock Incentive Programs

     Under the terms of the Company's Stock Incentive Programs (the "Plans"), eligible executives receive restricted stock, subject to performance standards, vesting requirements and other terms of the Plans. On March 26, 1997, the compensation committee of the board of directors of the Company approved the issuance of 458,884 shares, as adjusted, under the Plans. As of September 30, 1997, there were a total of 802,225 shares issued under the Plans, with 440,535 shares remaining available for issuance, subject to applicable performance standards and other terms of the Plans. The value of shares issued under the Plans is being amortized pro-rata over their respective vesting periods, generally four years. Approximately $4,110 and $1,563 have been amortized for the nine-month periods ended September 30, 1997 and 1996, respectively.
     Series C Preferred Shares

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to the Operating Partnership in exchange for preferred units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the proceeds to increase its ownership interest in West Town Mall (See Note
7), to pay down the Credit Facility and for general working capital purposes.

Common Stock Issuances

     On September 16, 1997, the Company issued 747,000 shares of its Common Stock in a public offering. The Company contributed the net proceeds of approximately $23,685 to the Operating Partnership in exchange for an equal number of Units. The Operating Partnership subsequently combined the net proceeds with approximately $4,200 of working capital to retire an existing mortgage on O'Hare International Center.

     On September 19, 1997, the Company issued 4,500,000 shares of its Common Stock in a public offering. The Company contributed the net proceeds of approximately $146,790 to the Operating Partnership in exchange for an equal number of Units. The Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

Note 12 -  Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs may appeal this judgment. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. The Company's appeal is pending. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

     The Company currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Company's financial position or results of operations.

Note 13 - Subsequent Events

     On October 15, 1997, the SEC declared effective SDG, LP's $1,000,000 debt shelf registration, which provides for the offering, from time to time, of up to $1,000,000 aggregate public offering price of unsecured debt securities of SDG, LP. The net proceeds of such offerings may be used to fund property acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by SDG, LP. Securities issued under this registration are guaranteed by SPG, LP.

     On October 22, 1997, the Operating Partnership completed a $150,000 public offering of eight-year non-convertible senior unsecured debt securities. The notes bear interest at 6 7/8%, and mature on October 27, 2005. The notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Operating Partnership used $114,750 of the net proceeds of approximately $147,000, along with an escrow refund of approximately $4,000 to retire existing mortgages on Miller Hill Mall, Muncie Mall, and Towne West Square, with the remaining proceeds used to reduce the amount outstanding on the Credit Facility.

     On November 4, 1997, the Company announced the formation of a strategic partnership with DLJ Real Estate Capital Partners, L.P., ("DLJ") to acquire and develop entertainment-oriented real estate properties, such as theaters and restaurants. Each entity expects to contribute equity capital to the partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; changes in the real estate and related markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     Overview

     The financial results reported subsequent to August 9, 1996 reflect the Merger of the Company and DRC, in accordance with the purchase method of accounting utilized to record the transaction, valued at approximately $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust, a Massachusetts business trust ("RPT"). RPT owns 98.8% of Shopping Center Associates, a New York general partnership ("SCA"). SCA owns or has interests in twelve regional malls and one community center, comprising approximately 12.0 million square feet of GLA in eight states. The Operating Partnership is in negotiations to purchase the interests in two SCA properties owned by a third party and sell its interests in two other SCA properties to such third party. The Operating Partnership is finalizing an agreement to acquire the remaining 1.2% interest in SCA from its current managing general partner. As this acquisition occurred at the end of the third quarter of 1997, it has not had a significant impact on the Company's Statements of Operations in the comparative periods. However, presently seven of the SCA properties are being accounted for using the consolidated method of accounting, which will have a significant impact in future periods. The total cost for the acquisition of RPT is estimated at $1.2 billion, which includes approximately $315 million of SCA's debt and approximately $154 million of SCA's pro rata share of joint venture debt.

     In addition, the following Property opening and ownership acquisitions (the "Property Transactions"), collectively, had a significant impact on the Operating Partnership's Statements of Operations in the comparative periods. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall in Pittsburgh, Pennsylvania, and subsequently began accounting for the Property using the consolidated method of accounting. On July 31, 1996, the Operating Partnership opened Cottonwood Mall in Albuquerque, New Mexico. The Operating Partnership owns 100% of this regional mall and accounts for it using the consolidated method of accounting. On October 4, 1996, the Operating Partnership acquired the remaining interest in North East Mall and subsequently began accounting for the Property using the consolidated method of accounting.

     Results of Operations

For the Three Months Ended September 30, 1997 vs. the Three Months Ended September 30, 1996

     Total revenue increased $57.3 million or 28.3% for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($48.3 million) and the Property Transactions ($3.3 million). Excluding these transactions, total revenues increased $5.8 million, primarily due to a $4.5 million increase in minimum rent resulting from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.

     Total operating expenses increased $15.1 million, or 12.6%, for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($10.1 million) and the Property Transactions ($2.3 million).

     Interest expense increased $12.7 million, or 22.6% for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($9.8 million) and the Property Transactions ($1.2 million).

     Income from unconsolidated entities increased $3.6 million for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily due to an increase in the Operating Partnership's share of income from unconsolidated joint-venture Properties ($4.4 million) and from the Management Company ($2.1 million), partially offset by the amortization of the Operating Partnership's excess investment in unconsolidated joint ventures acquired in the Merger ($2.8 million). The increased income from unconsolidated joint-venture Properties includes $1.3 million from West Town Mall and $1.3 million Dadeland Mall, each of which the Operating Partnership acquired ownership interest in during third quarter of 1997.

     The three months ended September 30, 1997 included a net extraordinary gain of $27.2 million, as compared to an extraordinary loss of $2.5 million for the same period in 1996. The 1997 gain is the result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premium ($8.4 million), partially offset by losses on the early extinguishment of debt ($12.3 million). The $2.5 million loss in 1996 is the result of early extinguishments of debt.

     Income of the Operating Partnership was $88.9 million for the three months ended September 30, 1997, as compared to $26.3 million for the same period in 1996, reflecting an increase of $62.6 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Preferred distributions increased by $6.9 million to $9.1 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium RateSM
Preferred Stock on July 9, 1997.

For the Nine Months Ended September 30, 1997 vs. the Nine Months Ended September 30, 1996

     Total revenue increased $261.6 million or 53.9% for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($234.1 million) and the Property Transactions ($22.0 million). Excluding these transactions, total revenues increased $5.5 million, which includes a $7.8 million increase in minimum rent and a $3.6 million increase in tenant reimbursements, partially offset by a $6.2 million decrease in other income. The $7.8 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $2.1 million increase in rents from tenants operating under license agreements. The $6.1 million decrease in other income is primarily the result of decreases in lease settlement income ($2.3 million), gains from sales of peripheral properties ($2.1 million) and interest income ($1.5 million).

     Total operating expenses increased $117.3 million, or 42.1%, for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger
($106.1 million) and the Property Transactions ($12.0 million).

     Interest expense increased $68.6 million, or 50.7% for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($61.5 million) and the Property Transactions ($7.0 million).

     The $2.5 million gain from extraordinary items in 1997 is the result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premium ($8.4 million), partially offset by the acquisition of the contingent interest feature on four loans ($21.0 million) and prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt ($16.0 million). The $2.8 million loss in 1996 is the result of early extinguishments of debt.

     Income of the Operating Partnership was $155.7 million for the nine months ended September 30, 1997, as compared to $73.8 million for the same period in 1996, reflecting an increase of $81.9 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Preferred distributions increased by $15.6 million to $21.9 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium RateSM
Preferred Stock on July 9, 1997.

     Liquidity and Capital Resources

     As of September 30, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $50.9 million. In addition to its cash balance, the Operating Partnership has a $750 million unsecured revolving credit facility and a $500 million unsecured revolving credit facility with approximately $269 million and $225 million available on September 30, 1997 after outstanding borrowings and letters of credit, respectively. Subsequent to September 30, 1997, combined net borrowings of $110 million have been made on these credit facilities, including a borrowing for acquisition of additional interests in The Retail Property Trust ($185 million), partially offset by a $40 million paydown primarily from the Operating Partnership's pro rata share of the net proceeds of a mortgage obtained on West Town Mall in October of 1997 and a $35 million paydown primarily from the net proceeds from the sale of $150 million of unsecured notes (See Below). Consequently, as of November 1, 1997, the amount of borrowing availability under the Operating Partnership's unsecured revolving credit facilities was approximately $384 million.

     The Company and the Operating Partnership also have access to public equity and debt markets through various shelf registrations. The Company has active a $750 million equity shelf registration, of which $226.7 million is remaining. SDG, LP has a $1 billion debt shelf registration, with $850 million remaining.

     Investment and Acquisitions. On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for approximately $50 million using borrowings from the Credit Facility. The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock, and had a market value of $58.8 million at September 30, 1997. In addition, the Operating Partnership and Chelsea have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States.

     On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall in Knoxville, Tennessee for $69.9 million in cash and 35,598 Units valued at approximately $1.1 million. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%. Effective July 10, 1997, the property is being accounted for using the equity method of accounting. It was previously accounted for using the cost method.

     On August 8, 1997, a subsidiary of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square foot super-regional mall in Miami, Florida for approximately $128 million. Dadeland Mall is a dominant mall in its trade area with small shop sales of $649 per square foot in 1996 and leased and committed occupancy of 94%. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock, valued at $20 million. The remaining portion of the purchase price was financed using borrowings from the Credit Facility. This joint venture is being accounted for using the equity method of accounting.

     In addition, as described previously, on September 29, 1997, the Operating Partnership recently acquired RPT. RPT owns 98.8% of SCA, which owns or has interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. The Operating Partnership is negotiating a purchase of the remaining 50% interests in two SCA properties owned by a third party and sale of its 50% interests in two other SCA properties to such third party. In addition, the Operating Partnership is finalizing an agreement to acquire the remaining 1.2% interest in SCA from its current managing general partner. The total cost of the acquisition of RPT is estimated at $1.2 billion, which includes approximately $315 million of SCA's debt and approximately $154 million of SCA's pro rata share of joint venture debt.

     Financing and Debt. The Company's ratio of consolidated debt-to-market capitalization was 44.5% at September 30, 1997.

     At September 30, 1997, the Operating Partnership had consolidated debt of $4,721 million, of which $3,195 million was fixed-rate debt and $1,526 million was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1997 and December 31, 1996 was $682 million and $448 million, respectively. The Operating Partnership's pro rata share of the September 30, 1997 joint-venture indebtedness includes $154 million of SCA's pro rata share of its joint venture debt. As of September 30, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $523 million and $525 million of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four wholly-owned Properties. The transaction consisted of the payoff of one loan totaling $43.4 million, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21.0 million, and $3.9 million of principal reductions on two additional loans. This transaction, which was funded using the Credit Facility, resulted in an extraordinary loss of $23.2 million, including the write-off of deferred mortgage costs of $2.2 million.

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

     Additionally, on May 15, 1997, the Operating Partnership refinanced approximately $140 million in existing debt on The Forum Shops at Caesar's. The new debt consists of three classes of notes totaling $180 million, with $90 million bearing interest at 7.125% and the other $90 million bearing interest at LIBOR plus 0.30%, all of which will mature on May 15, 2004. Approximately $40 million of the borrowings were placed in escrow to pay for construction costs required in connection with the development of the expansion of this project, which is scheduled to open on August 28, 1997. As of September 30, 1997, $14.9 million remains in escrow.

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

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Share have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146 million to the Operating Partnership in exchange for preferred units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the net proceeds for the purchase of additional ownership interest in West Town Mall, to pay down the Credit Facility and for general working capital purposes.

     On July 17, 1997, the Operating Partnership completed a $250 million public offering, of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities. The first tranche was for $100 million at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150 million at 7% with a maturity of July 15, 2009. The notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios.

     On September 2, 1997, the Operating Partnership completed a refinancing of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties. The Operating Partnership funded this refinancing with the proceeds of a $225 million secured loan, which is secured by cross-collateralized mortgages encumbering seven of the Properties, and borrowings of $294 million under the Credit Facility, which were reduced with the proceeds from the sale of $180 million of notes issued on September 10, 1997, as described below. The Operating Partnership intends to refinance the $225 million secured loan.

     On September 4, 1997, the Operating Partnership transferred ownership of one Property and paid $6.6 million to its lender, fully satisfying the property's mortgage note payable of $42 million. This property no longer met the Operating Partnership's criteria for its ongoing strategic plan. The Operating Partnership recognized a gain on this transaction of approximately $31.1 million in the third quarter of 1997.

     On September 10, 1997, the Operating Partnership issued $180 million principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The Operating Partnership used the net proceeds of this offering to pay down the borrowings made under the Credit Facility in connection with the September 2, 1997 refinancing described above.

     On September 16, 1997, the Company issued 747,000 shares of its Common Stock in a public offering. The Company contributed the net proceeds of approximately $23.7 million to the Operating Partnership in exchange for an equal number of Units. The Operating Partnership subsequently combined the net proceeds with approximately $4.2 million of working capital to retire an existing mortgage on O'Hare International Center.

     On September 17, 1997, the Operating Partnership retired a $63 million mortgage loan secured by Lincolnwood Towne Center with a new unsecured loan, which bears interest at LIBOR plus 0.75%. The retired $63 million mortgage bore interest at LIBOR plus 1.25%, and had an initial maturity of January 31, 1998.

     On September 19, 1997, the Company issued 4,500,000 shares of its Common Stock in a public offering. The Company contributed the net proceeds of approximately $146.8 million to the Operating Partnership in exchange for an equal number of Units. The Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

     On September 26, 1997, the Operating Partnership obtained an additional unsecured revolving credit facility in the amount of $500 million. This new credit facility has terms similar to the existing Credit Facility, including an interest rate of LIBOR plus 0.75% and an initial maturity of September 1999, with an automatic one-year extension. The primary reason for obtaining this facility was to fund a portion of the cost of the acquisition of RPT. This facility may, however, be used to fund real estate acquisition, development and general working capital requirements.

     On October 15, 1997, the SEC declared effective SDG, LP's $1 billion debt shelf registration, which provides for the offering, from time to time, of up to $1 billion aggregate public offering price of unsecured debt securities of SDG, LP. The net proceeds of such offerings may be used to fund property acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by SDG, LP. Securities issued under this registration are guaranteed by SPG, LP.

     On October 22, 1997, the Operating Partnership completed a $150 million public offering of its eight-year non-convertible senior unsecured debt securities under its new $1 billion debt shelf registration. The notes bear interest at 6 7/8%, and mature on October 27, 2005. The notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Operating Partnership used $114.8 million of the net proceeds of approximately $147 million, along with an escrow refund of approximately $4 million to retire existing mortgages on Miller Hill Mall, Muncie Mall, and Towne West Square, with the remaining proceeds going to reduce the amount outstanding on the Credit Facility.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1997, the Operating Partnership opened Indian River
Commons, a 265,000 square foot community shopping center in Vero Beach, Florida. This 50%-owned joint venture is accounted for using the equity method of accounting.

     On August 29, 1997, the Operating Partnership opened the $89 million phase II expansion of The Forum Shops at Caesar's ("Forum") comprising an additional 235,000 square feet of GLA. This expansion nearly doubled the size of the existing center in Las Vegas, Nevada. The Operating Partnership has a 60% ownership interest in the original phase of Forum and a 55% ownership interest in this new expansion, and accounts for both phases using the consolidated method of accounting.

     On September 5, 1997, the Operating Partnership opened The Source, an approximately $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA in Westbury (Long Island), New York. This 50%-owned joint venture is accounted for using the equity method of accounting.

     On October 31, 1997 the Operating Partnership opened Grapevine Mills, an approximately $200 million retail development project containing approximately 1.4 million square feet of GLA in Grapevine (Dallas/Fort Worth), Texas. This 38%-owned joint venture is accounted for using the equity method of accounting.

     Construction also continues on the following development projects:
Arizona Mills, an approximately $190 million retail development project containing 1.2 million square feet of GLA, is expected to open in November 1997 in Tempe, Arizona; The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, and is scheduled to open in 1998 in South Miami, Florida; Muncie Plaza, an approximately $14 million, wholly-owned project, is scheduled to open in April of 1998 in Muncie, Indiana; and Lakeline Plaza, an approximately $34 million, 50%-owned joint venture project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas. Muncie Plaza and Lakeline Plaza are both immediately adjacent to existing regional mall Properties.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. The Operating Partnership's share of the projected costs to fund these projects for the year 1997 is approximately $300 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Included in consolidated investment properties at September 30, 1997 is approximately $185 million of construction in progress, with another $346 million in the unconsolidated joint venture investment properties.

     Distributions. During the first quarter of 1997, the Company paid a distribution of $0.4925 per share to shareholders of record on February 7, 1997. On each of May 6, 1997, July 28, 1997 and October 23, 1997, the Company declared distributions of $0.505 per share of common stock, an increase of $.0125 per share over the previous distributions. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $1.5234 per Series A preferred share, $1.6406 per Series B preferred share and $0.8986 per Series C preferred share were paid during the first nine months of 1997. Dividends on the Series C preferred shares were pro-rated due to the shares being issued during the third quarter of 1997. Quarterly distributions on the Series C preferred shares through September 30, 2012 are set at $0.9863 per share.

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

     Investing and Financing Activities

     Cash used in investing activities for the nine months ended September 30, 1997 of $1,061 million is primarily the result of acquisitions of $736.6 million, $219.7 million of capital expenditures, net investments in and advances to unconsolidated entities of $41.5 million and other investing activities including $50.0 million for the purchase of Chelsea stock. Acquisitions includes $558.9 million for the acquisition of Shares of RPT, $108.0 million for ownership interests in Dadeland Mall and $69.7 million for ownership interests in West Town Mall. Capital expenditures includes construction costs of $54.2 million, including $23.6 million at The Shops at Sunset Place and $9.2 million for the acquisition of the land for the construction of North East Plaza. Also included in capital expenditures is renovation and expansion costs of approximately $129.6 million, including $34.7 million for the phase II expansion of Forum Shops at Caesar's, and tenant costs and other operational capital expenditures of approximately $35.9 million. Investments in and advances to unconsolidated entities includes $22.6 million, $14.3 million and $8.6 million to the Management Company, Grapevine Mills and The Source, respectively.

     Cash flows from financing activities for the nine months ended September 30, 1997 includes net proceeds from the sales of the Company's common stock and Series C preferred stock of $327.1 million, distributions of $259.9 million, net borrowings of $742.3 million primarily used to fund acquisition, development and investment activity, and $21.0 million for the retirement of a contingent interest feature on four mortgage loans.

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

     Total EBITDA for the Properties increased from $390.2 million for the nine months ended September 30, 1996 to $649.5 million for the same period in 1997, representing a growth rate of 66.5%. This increase is primarily attributable to the Merger ($212.9 million) and the Properties opened or acquired during 1996 and 1997 ($43.7 million). During this period, operating profit margin increased from 61.4% to 64.2%.

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

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                               For the Three Months    For the Nine Months
                                Ended September 30,     Ended September 30,
                              ---------------------   ---------------------
                                 1997         1996       1997        1996
                              ---------    --------   ---------   ---------
(In thousands)
FFO of the Operating
 Partnership                  $ 102,189    $ 74,270   $ 283,413   $ 173,482
                              =========    ========   =========   =========
Reconciliation:
Income of the Operating
 Partnership before
 extraordinary items           $ 61,686    $ 28,839   $ 153,161    $ 76,639
Plus:
Depreciation and amortization
 from consolidated Properties    40,581      37,469     127,667      88,507

The Operating Partnership's
 share of depreciation and
 amortization from
 unconsolidated affiliates        9,995       3,775      28,005       9,725


Merger integration costs            N/A       7,236         N/A       7,236

Less:
Gain on the sale of real
 estate                              --        (88)        (20)        (88)
Minority interest portion of
 depreciation, amortization
 and extraordinary items          (972)       (737)     (3,486)     (2,251)

Preferred dividends             (9,101)     (2,224)    (21,914)     (6,286)
                              ---------    --------     -------    --------
FFO of the Operating
Partnership                   $ 102,189    $ 74,270   $ 283,413   $ 173,482
                              =========    ========   =========   =========
FFO allocable to the Company  $  63,173    $ 45,604   $ 174,581   $ 106,223
                              =========    ========   =========   =========


     Portfolio Data

     Operating statistics give effect to the Merger and are based upon the business and Properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude the Properties owned by SCA (the "SCA Properties"), which the Operating Partnership acquired a 98.8% ownership interest in, through the acquisition of RPT. Due to the close proximity of the RPT acquisition to the end of the third quarter, the Operating Partnership has not been able to compile the information necessary to include the effects of the SCA Properties in the following statistics. The Operating Partnership intends to present statistical information, which includes the SCA Properties in its 1997 annual report. Also excluded are Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall which management believes is not comparable to the remaining Properties. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is converting Charles Towne Square into a community center.

     Aggregate Tenant Sales Volume. For the nine months ended September 30, 1997 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls for GLA owned by the Operating Partnership ("Owned GLA") increased 5.6% from $4,302 million to $4,541 million. Total reported sales for all stores at the community shopping centers for Owned GLA decreased 1.9% from $1,009 million to $990 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls increased 1.7% to 86.0% at September 30, 1997 as compared to 84.3% at September 30, 1996. Occupancy levels for community shopping centers increased from 92.1% at September 30, 1996 to 93.1% at September 30, 1997. Total GLA has increased 3.7 million square feet from September 30, 1996 to September 30, 1997, primarily as a result of the openings of Ontario Mills, the Tower Shops, The Source, Indian River Mall and Indian River Commons and the expansion of The Forum Shops at Caesar's, and the acquisition of Dadeland Mall, partially offset by the sale of Bristol Plaza and the transfer of Mall of the Mainland back to the lender.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 8.1%, from $20.18 at September 30, 1996 to $21.82 as of September 30, 1997. In community shopping centers, average base rents per square foot of Owned GLA increased 3.9%, from $7.49 to $7.78 during this same period.

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

                    On July 8, 1997 under Item 5 - Other Events, the
               Company reported that it had agreed to sell 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium Rate Preferred Stock in a public offering at a price of $50.00 per share. In addition, under Item 7 - Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the issuance of the Series C Preferred Stock.

                    On July 23, 1997 under Item 5 - Other Events, the
               Company reported that on July 8, 1997 it had made application to list 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium Rate Preferred Stock with the New York Stock Exchange (the "Exchange"), and that on July 22, 1997, the Company requested that its Listing Application be withdrawn from consideration by the Exchange.

                    On August 14, 1997 under Item 5 - Other Events, the
               Company reported that it made available additional ownership and operational information concerning the Company, the Operating Partnership, and the Properties owned or managed as of June 30, 1997, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                    On September 15, 1997 under Item 5 - Other Events,
               the Company reported that on September 11, 1997 it had agreed to sell 747,000 shares of its Common Stock in a public offering at a price of $31.70625 per share. In addition, under Item 7 - Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the offering.

                    On September 17, 1997 under Item 5 - Other Events,
               the Company reported that on September 16, 1997 it had agreed to sell up to 5,000,000 shares of its Common Stock in a public offering at a price of $33.25 per share. In addition, under Item 7 - Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the offering.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIMON DEBARTOLO GROUP, INC.

Principal Financial Officers:

Date:  November 14, 1997  /s/ Stephen E. Sterrett    /s/ James R. Giuliano, III
                          Stephen E. Sterrett,       James R.Giuliano,III
                          Senior Vice President      Senior Vice President
                          and Treasurer



Principal Accounting Officer:
Date: November 14, 1997                          /s/ John Dahl
                                                 John Dahl,
                                                 Senior Vice President and
                                                 Chief Accounting Officer