Form 10-Q/A
period 1997-09-30
SIMON DEBARTOLO GROUP INC
filed 1998-02-24
CIK 912564

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q/A

                             (Amendment No. 1)


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

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share amounts

                                                        September 30,   December 31,
                                                            1997           1996
                                                       -------------   ------------
ASSETS:
Investment properties, at cost                           $5,521,523      $5,301,021
  Less - accumulated depreciation                           403,741         279,072
                                                         ----------      ----------
                                                          5,117,782       5,021,949
Acquisition of The Retail Property Trust  (Note 4)        1,086,526              --
Cash and cash equivalents                                    50,879          64,309
Restricted cash                                              14,939           6,110
Tenant receivables and accrued revenue, net                 177,563         166,119
Notes and advances receivable from Management Company
 and affiliate                                               96,142          75,452
Investment in partnerships and joint ventures, at equity    620,624         394,409
Other investments                                            58,803              --
Deferred costs and other assets                             156,319         138,492
Minority interest                                            27,383          29,070
                                                         ----------      ----------
Total assets                                             $7,406,960      $5,895,910
                                                         ==========      ==========

LIABILITIES:
Mortgages and other indebtedness                         $4,720,885      $3,681,984
Accrued acquisition costs                                   212,429              --
Accounts payable and accrued expenses                       186,939         170,203
Cash distributions and losses in partnerships and joint      19,730          17,106
ventures, at equity
Investment in Management Company and affiliates               2,971           8,567
Other liabilities                                            68,793          72,876
                                                         ----------       ---------
Total liabilities                                         5,211,747       3,950,736
                                                         ----------       ---------
COMMITMENTS AND CONTINGENCIES (Note 12)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP     656,117         640,283

SHAREHOLDERS' EQUITY:

Series A convertible preferred stock, 4,000,000 shares
authorized, issued and outstanding                           99,923          99,923

Series B cumulative redeemable preferred stock,
9,200,000 shares authorized, 8,000,000 issued
and outstanding                                             192,989         192,989

Series C cumulative redeemable preferred stock,
3,000,000 shares authorized, issued and outstanding         146,178             --

Common stock, $.0001 par value, 371,796,000 and
374,796,000 shares authorized, and 100,459,845 and
93,676,415 issued and outstanding at September 30,
1997 and December 31, 1996, respectively                          9              9

Class B common stock, $.0001 par value, 12,000,000
shares authorized, 3,200,000 issued and outstanding               1              1

Class C common stock, $.0001 par value, 4,000 shares
 authorized, issued and outstanding                              --             --

Unrealized gain on long-term investment                       5,542             --
Capital in excess of par value                            1,350,402      1,189,919
Accumulated deficit                                       (241,119)      (172,596)
Unamortized restricted stock award                         (14,829)        (5,354)
                                                         ----------      ---------
Total shareholders' equity                                1,539,096      1,304,891
                                                         ----------      ---------
Total liabilities, limited partners' interest and
shareholders' equity                                     $7,406,960     $5,895,910
                                                         ==========     ==========
The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share amounts)



                                    For the Three Months      For the Nine Months
                                    Ended September 30,       Ended September 30,
                                    --------------------      -------------------
                                      1997         1996         1997        1996
                                    --------     -------      --------     ------

REVENUE:
Minimum rent                         $152,320    $117,375     $449,693     $277,313
Overage                                 8,650       6,987       26,214       17,738
Tenant Reimbursements                  81,413      63,512      231,444      157,738
Other income                           17,400      14,562       39,901       32,851
                                    ---------    --------     --------     --------
  Total revenue                       259,783     202,436      747,252      485,640
                                    ---------    --------     --------     --------

EXPENSES:
Property operating                     46,203      35,002      130,228       85,608
Depreciation and amortization          48,185      37,606      135,668       88,913
Real estate taxes                      23,816      19,676       73,166       48,040
Repairs and maintenance                11,107      10,005       28,653       22,546
Advertising and promotion               8,396       5,542       20,296       14,439
Merger integration costs                   --       7,236           --        7,236
Provision for credit losses             (135)       1,116        2,690        2,867
Other                                   4,639       3,538       12,818        9,152
                                      -------     -------      -------      -------
Total operating expenses              142,211     119,721      403,519      278,801
                                      -------     -------      -------      -------


OPERATING INCOME                      117,572      82,715      343,733      206,839

INTEREST EXPENSE                       68,940      56,212      203,934      135,346
                                     --------    --------     --------      ------
INCOME BEFORE MINORITY INTEREST        48,632      26,503      139,799       71,493

MINORITY INTEREST                     (1,423)     (1,219)      (3,648)      (2,394)
GAINS ON SALES OF ASSETS, NET              --          88           20           88
                                      -------     -------      -------     --------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                               47,209      25,372      136,171       69,187

INCOME FROM UNCONSOLIDATED
ENTITIES                                7,077       3,467        9,590        7,452
                                      -------      ------      -------       ------

INCOME BEFORE EXTRAORDINARY ITEMS      54,286      28,839      145,761       76,639


EXTRAORDINARY ITEMS                     27,215     (2,530)       2,501      (2,795)
                                      --------     -------     --------     -------
INCOME OF THE OPERATING PARTNERSHIP     81,501      26,309     148,262       73,844

LESS--LIMITED PARTNERS' INTEREST IN
THE OPERATING PARTNERSHIP               27,758       9,301       48,522      26,208
                                      --------     -------      -------     -------

NET INCOME                              53,743      17,008       99,740       47,636

PREFERRED DIVIDENDS                    (9,101)     (2,224)     (21,914)      (6,286)
                                      --------    --------     --------      -------

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                           $44,642     $14,784      $77,826      $41,350
                                     =========   =========    =========     ========

EARNINGS PER COMMON SHARE:
Income before extraordinary items        $0.28       $0.20        $0.78        $0.65
Extraordinary items                       0.17      (0.02)         0.02       (0.02)
                                     ---------   ---------    ---------      -------

Net income                               $0.45       $0.18        $0.80        $0.63
                                     =========   =========    =========      =======
The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

                                                       For the Nine Months Ended
                                                            September 30,
                                                       --------------------------
                                                              1997        1996
                                                       -------------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $99,740     $47,636
Adjustments to reconcile net income to net cash provided
  by operating activities-
Limited partners' interest in the Operating Partnership      48,522      26,208
Extraordinary items                                         (2,501)       2,795
Equity in income of unconsolidated entities                 (9,590)     (7,452)
Gains on sales of assets, net                                  (20)        (88)
Minority interest                                             3,648       2,394
Depreciation and amortization                               140,927      94,976
Straight-line rent                                          (6,378)       1,754
Changes in assets and liabilities-
Tenant receivables and accrued revenue                      (1,341)       9,034
Deferred costs and other assets                            (18,906)     (4,200)
Accounts payable, accrued expenses and other liabilities      8,151    (29,767)
                                                          ---------   ---------
  Net cash provided by operating activities                 262,252     143,290
                                                          ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                              (736,600)    (43,941)
Capital expenditures                                      (219,672)   (112,419)
Cash from consolidation of joint venture                         --      66,736
Increase in restricted cash                                 (8,829)          --
Proceeds from sale of assets                                    599         399
Investments in and advances to unconsolidated entities     (63,656)    (54,442)
Distributions from unconsolidated entities                   22,199      45,403
Loan repayment from Management Company                           --      38,553
Other investing activities                                 (55,400)          --
                                                        -----------    ---------
Net cash used in investing activities                   (1,061,359)    (59,711)
                                                        -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common and convertible preferred
 stock, net                                                 327,101     195,205

Minority interest distributions                             (2,825)     (3,810)
Distributions to shareholders                             (168,263)   (103,395)
Distributions to limited partners                          (91,632)    (67,951)
Mortgage and other indebtedness proceeds, net of
transaction costs                                           272,945   1,595,202
Mortgage and other indebtedness principal payments        (852,906)   (346,719)
Other refinancing transaction                              (21,000)          --
                                                         ----------   ---------
Net cash provided by (used in) financing activities         785,677    (53,725)
                                                         ----------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (13,430)      29,854

CASH AND CASH EQUIVALENTS, beginning of period               64,309      62,721
                                                          ----------   --------
CASH AND CASH EQUIVALENTS, end of period                    $50,879     $92,575
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

                                                       Capital
                                          Unrealized   in Excess                 Unamortized      Total
                      Preferred  Common   Gain on      of Par       Accumulated   Restricted   Shareholders'
                        Stock     Stock   Investment   Value          Deficit    Stock Award      Equity
                      ---------  -------   ---------  ----------    -----------  -----------    -----------

Balance at
December 31,
1996                    $292,912     $10          $0   $1,189,919    $(172,596)    $(5,354)     $1,304,891

Common stock
issued to the
public (5,247,000
shares)                                                   170,475                                  170,475

Common stock issued
in connection with
acquisition (658,707
shares)                                                    20,000                                   20,000

stock options
exercised (336,355
shares)                                                     7,828                                    7,828

Other common stock issued
(82,484 shares)                                             2,423                                    2,423

Stock incentive program
(458,884 shares)                                           14,339                  (14,339)             --

Amortization of
stock incentive                                                                       4,864          4,864

Series C Preferred
stock issued (3,000,000
shares)                  146,178                                                                   146,178

Transfer out of limited
partners' interest in
the Operating Partnership                                (54,582)                                 (54,582)

Unrealized gain
on investment                                5,542                                                   5,542

Net income                                                               99,740                     99,740

Distributions                                                         (168,263)                  (168,263)
                        ---------  -------  ------     ----------   -----------  ----------     ----------
Balance at
September 30, 1997      $439,090     $10    $5,542     $1,350,402    $(241,119)   $(14,829)     $1,539,096
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

     Total operating expenses increased $22.5 million, or 18.8%, for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($14.6 million), and the Property Transactions ($2.3 million).

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

     Income of the Operating Partnership was $81.5 million for the three months ended September 30, 1997, as compared to $26.3 million for the same period in 1996, reflecting an increase of $55.2 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

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

     Total operating expenses increased $124.7 million, or 44.7%, for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($113.5 million), and the Property Transactions ($12.0 million).

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

     Income of the Operating Partnership was $148.3 million for the nine months ended September 30, 1997, as compared to $73.8 million for the same period in 1996, reflecting an increase of $74.4 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

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

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                               For the Three Months    For the Nine Months
                                Ended September 30,     Ended September 30,
                              ---------------------   ---------------------
                                 1997         1996       1997        1996
                              ---------    --------   ---------   ---------
(In thousands)
FFO of the Operating
 Partnership                  $ 102,189    $ 74,270   $ 283,413   $ 173,482
                              =========    ========   =========   =========
Reconciliation:
Income of the Operating
 Partnership before
 extraordinary items           $ 54,286    $ 28,839   $ 145,761    $ 76,639
Plus:
Depreciation and amortization
 from consolidated Properties    47,981      37,469     135,067      88,507

The Operating Partnership's
 share of depreciation and
 amortization from
 unconsolidated affiliates        9,995       3,775      28,005       9,725


Merger integration costs            N/A       7,236         N/A       7,236

Less:
Gain on the sale of real
 estate                              --        (88)        (20)        (88)
Minority interest portion of
 depreciation, amortization
 and extraordinary items          (972)       (737)     (3,486)     (2,251)

Preferred dividends             (9,101)     (2,224)    (21,914)     (6,286)
                              ---------    --------     -------    --------
FFO of the Operating
Partnership                   $ 102,189    $ 74,270   $ 283,413   $ 173,482
                              =========    ========   =========   =========
FFO allocable to the Company  $  63,173    $ 45,604   $ 174,581   $ 106,223
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


                                        SIMON DEBARTOLO GROUP, INC.

Principal Financial Officers:

Date:  February 18, 1998  /s/ Stephen E. Sterrett    /s/ James R. Giuliano, III
                          Stephen E. Sterrett,       James R.Giuliano,III
                          Senior Vice President      Senior Vice President
                          and Treasurer



Principal Accounting Officer:

Date: February 18, 1998                              /s/ John Dahl
                                                     John Dahl,
                                                     Senior Vice President and
                                                     Chief Accounting Officer