Form 10-K
period 1997-12-31
SIMON DEBARTOLO GROUP INC
filed 1998-03-24
CIK 912564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997
                        Commission file number 1-12618

                          SIMON DEBARTOLO GROUP, INC.
            (Exact name of registrant as specified in its charter)

               MARYLAND                              35-1901999
      ---------------------------               -------------------
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)            Identification No.)

      115 WEST WASHINGTON STREET
         INDIANAPOLIS, INDIANA                         46204
  -----------------------------------               -----------
(Address of principal executive offices)             (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 636-1600

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                           ON WHICH REGISTERED
  Common stock, $0.0001 par value             New York Stock Exchange
  8 3/4% Series B Cumulative Redeemable
  Preferred Stock, $.0001 par value          New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,258 million based on the closing market price on the New York Stock Exchange for such stock on March 6, 1998. As of March 6, 1998, 106,484,009; 3,200,000 and 4,000 shares of common stock, Class B common stock and Class C common stock were outstanding, respectively.
                      Documents Incorporated By Reference

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.

                                    PART I

ITEM 1. BUSINESS

     BACKGROUND

     Simon DeBartolo Group, Inc. (the "Company"), a Maryland corporation, formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's majority owned subsidiary partnership is Simon DeBartolo Group, L.P. ("the Operating Partnership"). The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers.

     As of December 31, 1997, the Operating Partnership owns or holds an interest in 202 income-producing properties, which consist of 120 regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional mall located in 33 states (the "Properties"). The Operating Partnership also owns interests in one specialty retail center and two community centers currently under construction and nine parcels of land either in preconstruction development or held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"), while substantially all of the voting stock is held by Melvin Simon, Herbert Simon and David Simon. The Management Company manages Properties generally not wholly-owned by the Operating Partnership and certain other properties, and also engages in certain property development activities. The Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties. At December 31, 1997, 1996 and 1995, the Company's ownership interest in the Operating Partnership was 63.9%, 61.4%, and 61.0%, respectively.

     THE DRC MERGER

     On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC") for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, the Company issued a total of 37,873,965 shares of common stock, to the DRC shareholders. DRC became a 99.9% subsidiary of the Company. The Company changed its name to Simon DeBartolo Group, Inc. In addition, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DPMI, for $2.5 million in cash.

     For additional information concerning the DRC Merger, please see Note 3 to the consolidated financial statements.

     THE PARTNERSHIP MERGER

     On December 31, 1997, Simon Property Group, L.P., a Delaware limited partnership ("SPG, LP"), merged (the "Partnership Merger") into the Operating Partnership. Prior to the Partnership Merger, the Operating Partnership and the Company held all of the partnership interests of SPG, LP, which held interests in certain of the Portfolio Properties. As a result of the Partnership Merger, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company. Prior to the DeBartolo Merger, references to the Operating Partnership refer to SPG, LP only.

     DEFINITIVE MERGER AGREEMENT

     The Company, Corporate Property Investors ("CPI") and Corporate Realty Consultants, Inc. ("CRC") entered into an Agreement and Plan of Merger, dated as of February 18. 1998 (the "Merger Agreement") , pursuant to which a subsidiary of CPI shall be merged with and into the Company (the "Merger"). Upon consummation of the Merger, CPI will be renamed and holders of the Company's common stock will receive shares of CPI common stock on a one-for-one basis and beneficial interests in shares of CRC common stock. Based upon the capitalization of the Company and CPI as of December 31, 1997, the Company's stockholders would own in the aggregate approximately 67% of the outstanding shares of the new entity's common stock. {Even though the Company's stockholders will receive shares of common stock of a new entity, substantially all the members of the current Board of Directors and senior management of the Company will be members of the new Board of Directors and senior management of the new entity.} All of the Company's policies, including investment and financing policies, and practices are expected to continue as the new entity's policies and practices.

     The Merger Agreement provides that prior to the Merger each holder of CPI common stock will receive consideration of $179 per share, consisting of a dividend of : (i) the Cash Amount (as defined below) ; (ii) 1.0818 shares of CPI common stock; and (iii) 0.19 shares of CPI 6.5% convertible preferred stock. The "Cash Amount" is equal to $90.00 per share of CPI common stock, subject to adjustment as follows: (i) if the Market Price (as defined below) for the Company's common stock at the effective time of the Merger exceeds $38.67, then the Cash Amount shall be reduces by an amount equal to such excess multiplied by 2.0818 and (ii) if the Market Price for the Company's common stock at the effective time of the Merger is less than $28.58, then the Cash Amount shall be increased by an amount equal to such deficiency multiplied by
2.0818. The "Market Price" shall be the average of the closing prices per share for the Company's common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the fifth trading day prior to the effective time of the Merger.

     The transaction is expected to be consummated during the third quarter of 1998 and is subject to the approval of the Company's stockholders, as well as customary regulatory and other conditions. The requisite number of CPI stockholders already have agreed to approve the transaction. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which appears as Exhibit 10.1 to the Company's Form 8-K dated February 19, 1998 and is incorporated herein by reference.

     GENERAL

     As of December 31, 1997, the Operating Partnership owned or held interests in a diversified portfolio of 202 income-producing Properties, including 120 enclosed regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use Properties and three value-oriented super-regional malls, located in 33 states. Regional malls, community centers and the remaining portfolio comprised 82.8%, 8.3%, and 8.9%, respectively of total rent revenues and tenant reimbursements in 1997. The value-oriented super-regional malls are not included in consolidated rent revenues and tenant reimbursements as they are each accounted for using the equity method of accounting. The Properties contain an aggregate of approximately 128.8 million square feet of GLA, of which 78.0 million square feet is owned by the Operating Partnership ("Owned GLA"). Approximately 3,600 different retailers occupy more than 14,000 stores in the Properties. Total estimated retail sales at the Properties exceeded $25 billion in 1997.

     The Company and certain of its subsidiaries are taxed as a REIT's under sections 856 through 860 of the Code, and applicable Treasury regulations relating to REIT qualification. The Company is self-administered and self-managed and does not engage or pay a REIT advisor. The Company provides management, development, leasing, accounting, finance and legal, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

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

    Management. Drawing upon the expertise gained through management of approximately 140 million square feet of retail and mixed-use Properties, the Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities, and systematic planning and monitoring of results.

    Acquisitions. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for the Operating Partnership to acquire additional portfolios of shopping centers and increase operating profit margins. Management also believes that its extensive experience in the shopping center business, access to capital markets, national operating scope, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis for the transferors.

    During 1997, the Operating Partnership, through the acquisition of The Retail Property Trust ("RPT"), and other related transactions, acquired a portfolio of ten wholly-owned Properties and one 50%-owned Property comprising approximately twelve million square feet of GLA in eight states. RPT is also a REIT. In addition, the Operating Partnership made several other single-Property ownership acquisitions in 1997. The Operating Partnership acquired a 50% ownership interest in Dadeland Mall and an additional 48% ownership interest in West Town Mall, increasing its ownership in that Property to 50%. In addition, the Operating Partnership acquired The Fashion Mall at Keystone at the Crossing, a 597,000 square-foot regional mall, along with an adjacent community center. Also acquired in 1997 was the remaining 30% ownership interest in Virginia Center Commons. On December 29, 1997, the Operating Partnership formed a joint venture partnership with The Macerich Company ("Macerich") to acquire a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA. This transaction closed on February 27, 1998, with the Operating Partnership assuming leasing and management responsibilities for six of the regional malls and Macerich assuming leasing and management for the remaining properties.

    Development. The Operating Partnership's focus is to selectively develop new Properties in major metropolitan areas that exhibit strong population and economic growth. During 1997, the Operating Partnership opened one new regional mall, two value-oriented super-regional malls and one new community shopping center. On September 5, 1997, the Operating Partnership opened The Source, a 730,000 square-foot regional mall in Westbury (Long Island), New York. On October 31, 1997 the Operating Partnership opened Grapevine Mills, a 1.2 million square feet value-oriented super-regional mall in Grapevine (Dallas/Fort Worth), Texas, and on November 20, 1997, the Operating Partnership opened Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall in Tempe, Arizona. In March 1997, the Operating Partnership opened Indian River Commons, a 260,000 square-foot community shopping center in Vero Beach, Florida, which is immediately adjacent to an existing regional mall Property.

    Development activities are ongoing at several other locations including the following projects, which have an aggregate construction cost of approximately $200 million:
     * The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October of 1998 in South Miami, Florida.
     * Muncie Plaza, a 196,000 square-foot community center project, is scheduled to open in April of 1998 in Muncie, Indiana, adjacent to Muncie Mall.
     * Lakeline Plaza, a 380,000 square-foot community center project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas, adjacent to Lakeline Mall.

    The Operating Partnership also has direct or indirect interests in nine other parcels of land either in preconstruction development or being held for future development in eight states totaling approximately 677 acres. Management believes the Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

    The Operating Partnership is in the preconstruction development phase on one new value-oriented super-regional mall, a factory outlet center and one new community center project. Concord Mills, an approximately $200 million development, is scheduled to open in 1999. This 1.4 million square-foot value-oriented super-regional mall development project is 50%-owned by the Operating Partnership. Houston Premium Outlets is a 462,000 square-foot factory outlet project in Houston, Texas. This approximately $462 million project, of which the Operating Partnership has a 50% ownership interest in, is scheduled to begin construction in 1998 and open in 1999. The Shops at North East Mall, which is immediately adjacent to an existing regional mall in the Company's portfolio, is an approximately $55 million development. This 391,000 square-foot wholly-owned development project is scheduled to open in Hurst, Texas, in 1999.

    Strategic Expansions and Renovations. A key objective of the Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1997, the Operating Partnership completed construction and opened fourteen expansion and/or renovation projects: Alton Square in Alton, Illinois; Aventura Mall in Miami, Florida; Chautauqua Mall in Jamestown, New York; Columbia Center in Kennewick, Washington; The Forum Shops at Caesar's in Las Vegas, Nevada; Knoxville Center in Knoxville, Tennessee; La Plaza in McAllen, Texas; Muncie Mall in Muncie, Indiana; Northfield Square in Bradley, Illinois; Northgate Mall in Seattle, Washington; Orange Park Mall in Jacksonville, Florida; Paddock Mall in Ocala, Florida; Richmond Square in Richmond, Indiana; and Southern Park Mall in Youngstown, Ohio.

    The Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     COMPETITION

     The Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) through the mall marketing initiatives of Simon Brand Ventures, which the Company believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the Operating Partnership to be the leader in the industry.

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

     ENVIRONMENTAL MATTERS

     General Compliance. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances (see Item 3. Legal Proceedings). Substantially all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the Company. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities; that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management; that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of additional environmental liability.

     Asbestos-containing materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain

Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the Operating Partnership in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

     Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained underground storage tanks used to store waste oils or other petroleum products primarily related to the operation of auto service center establishments. All such tanks had been removed or previously abandoned in place and filled with inert materials in accordance with applicable environmental laws. Site assessments have revealed seven Properties contain certain soil and/or groundwater contamination associated with such tanks. Subsurface investigations (Phase II assessments) and remediation work are either ongoing or scheduled to be conducted at such Properties. The costs of remediation with respect to such matters have not been and are not expected to be material.

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

     EMPLOYEES

     The Company, the Operating Partnership and its affiliates employ approximately, 6,300 persons at various centers and offices throughout the United States. Approximately 730 of such employees are located at the Company's headquarters in Indianapolis, Indiana, and approximately 3,400 of all employees are part-time.

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

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1997.
         Name             Age                      Position

Melvin Simon (1)          71     Co-Chairman
Herbert Simon (1)         63     Co-Chairman
David Simon (1)           36     Chief Executive Officer
Richard S. Sokolov        48     President and Chief Operating Officer
Randolph L. Foxworthy     53     Executive Vice President - Corporate
                                  Development
William J. Garvey         59     Executive Vice President - Property
                                  Development
James A. Napoli           51     Executive Vice President - Leasing
John R. Neutzling         45     Executive Vice President - Property
                                  Management
James M. Barkley          46     General Counsel; Secretary
Stephen E. Sterrett       42     Treasurer
John Rulli                41     Senior Vice President - Human Resources &
                                  Corporate Operations
James R. Giuliano, III    40     Senior Vice President

(1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of the Company. The executive officers of the Company serve at the pleasure of the Board of Directors and have served in such capacities since the formation of the Company in 1993, with the exception of Mr. Sokolov and Mr. Giuliano who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, and Richard Sokolov, see Item 10 of this report.

     Mr. Foxworthy is the Executive Vice President - Corporate Development of the Company. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Company since its formation in 1993.

     Mr. Garvey is the Executive Vice President - Property Development of the Company. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

     Mr. Napoli is the Executive Vice President - Leasing of the Company. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

     Mr. Neutzling is the Executive Vice President - Property Management of the Company. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

     Mr. Barkley serves as the Company's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

     Mr. Sterrett serves as the Company's Treasurer. He joined MSA in 1989 and has held various positions with MSA.

     Mr. Rulli holds the position of Senior Vice President - Human Resources and Corporate Operations. He joined MSA in 1988 and has held various positions with MSA.

     Mr. Giuliano has served as Senior Vice President since the DRC Merger. He joined DRC in 1993, where he served as Senior Vice President and Chief Financial Officer up to the DRC Merger.

ITEM 2. PROPERTIES

     PORTFOLIO PROPERTIES

     The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 120 regional malls in the Properties range in size from approximately 200,000 to 1.6 million square feet of GLA, with 116 regional malls over 400,000 square feet. These regional malls contain in the aggregate nearly 11,600 occupied stores, including 480 anchors which are mostly national retailers. As of December 31, 1997, regional malls (including specialty retail centers, and retail space in the mixed-use Properties) represented 81.8% of total GLA, 76.5% of Owned GLA and 81.5% of total annualized base rent of the Properties.
     Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 72 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1997, community shopping centers represented 13.5% of total GLA, 16.1% of Owned GLA and 8.7% of the total annualized base rent of the Properties.
     The Operating Partnership also has an interest in three specialty retail centers, four mixed-use Properties and three value-oriented super-regional malls. The specialty retail centers contain approximately 760,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The four mixed-use Properties range in size from approximately 500,000 to 1,025,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. The value-oriented super-regional malls are each joint venture partnerships ranging in size from approximately 1.2 million to 1.3 million square feet of GLA. These include Arizona Mills, Grapevine Mills and Ontario Mills. These Properties combine retail outlets, manufacturers, off-price stores and other value-oriented tenants. As of December 31, 1997, value-oriented super-regional malls represented 2.9% of total GLA, 4.6% of Owned GLA and 5.6% of the total annualized base rent of the Properties.
     As of December 31, 1997, approximately 87.3% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 93.8% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.3% of Owned GLA in the community shopping centers was leased.
     Of the 202 Properties, 154 are owned 100% by the Operating Partnership and the remainder are held as joint venture interests. The Operating Partnership is the managing or co-managing general partner of all but eight of the Properties held as joint venture interests.

                            Additional Information

     The following table sets forth certain information, as of December 31, 1997, regarding the Properties:

                                         The Operating
                      Ownership          Partnership's
                 Interest (Expiration     Percentage         Year Built or        Total
  Name/Location      if Lease)(1)         Interest(2)          Acquired            GLA        Anchors/Specialty/Anchors


REGIONAL MALLS

1.  Alton Square          Fee                100.0               Acquired        641,145         Famous Barr, JCPenney,
    Alton, IL                                                      1993                          Sears

2.  Amigoland Mall        Fee                100.0                 Built         560,318         Beall's, Dillard's, JCPenney,
    Brownsville, TX                                                1974                          Montgomery Ward

3.  Anderson Mall         Fee                100.0                 Built         637,872         Gallant Belk, JCPenney,
    Anderson, SC                                                   1972                          Sears, Uptons

4.  Aventura Mall(3)      Fee                 33.3                 Built       1,459,397         AMC Theatre (4), Bloomingdales,
    Miami, FL                                                      1983                          Burdines (4), JCPenney, Lord &
                                                                                                 Taylor, Macy's, Sears

5.  Avenues, The          Fee                 25.0                 Built       1,113,651         Dillard's, Gayfers,
    Jacksonville, FL                                               1990                          Sears, Parisian, JCPenney


6.  Barton Creek          Fee                100.0                 Built       1,374,794         Dillard's (5), Foley's,
    Square                                                         1981                          JCPenney, Sears,
    Austin, TX                                                                                   Montgomery Ward

7.  Battlefield          Fee and Ground      100.0                 Built       1,156,592         Dillard's, Famous Barr,
    Mall                 Lease (2056)                              1970                          Montgomery Ward, Sears,
    Springfield, MO                                                                              JCPenney

8.  Bay Park Square      Fee                 100.0                 Built         641,929         Kohl's, Montgomery Ward,
    Green Bay, WI                                                  1980                          Shopko, Elder-Beerman

9.  Bergen Mall          Fee and Ground      100.0               Acquired      1,013,718         Value City, Stern's,
    Paramus, NJ          Lease (6)(2061)                           1987                          Marshall's, Off 5th-Saks Fifth
                                                                                                Avenue Outlet

10. Biltmore Square      Fee              (7) 66.7                 Built         494,436         Belk, Dillard's, Proffitt's,
    Asheville, NC                                                  1989                          Goody's

11. Boynton Beach Mall   Fee                 100.0                 Built       1,064,072         Burdines, Macy's, Sears,
    Boynton Beach, FL                                              1985                          Dillard's (4) (5)
                                                                                JCPenney


12. Broadway Square      Fee                 100.0               Acquired        571,429         Dillard's, JCPenney, Sears
    Tyler, TX                                                      1994

13. Brunswick Square     Fee                 100.0                 Built         736,479         Brunswick Square Movies,
    East Brunswick, NJ                                             1973                          Macy's, JCPenney



14. Castleton Square     Fee                 100.0                 Built       1,352,729         LS Ayres, Lazarus, Montgomery
    Indianapolis, IN                                               1972                          Ward (8), JCPenney, Sears

15. Century III Mall     Fee                  50.0                 Built       1,287,251       Lazarus, Kaufmann's, JCPenney
    Pittsburgh, PA                                                 1979                        Sears, T.J. Maxx, Wickes
                                                                                               Furniture




16. Charlottesville    Ground Lease           50.0          Acquired             573,614       Belk, JCPenney, Sears
    Fashion Square      (2076)                               1997                              Stone & Thomas
    Charlottesville, VA

17. Chautauqua Mall      Fee                 100.0           Built               428,285       The Bon Ton (4), Sears,
    Jamestown, NY                                            1971                              JCPenney, Office Max

18. Cheltenham Square    Fee                 100.0           Built               624,790       Burlington Coat Factory,
    Philadelphia, PA                                         1981                              Movies at Cheltenham, Home
                                                                                               Depot, Value City,
                                                                                               Seaman's Furniture, Shop Rite
19. Chesapeake Square    Fee and Ground    (7)75.0           Built               704,463       Dillard's, Belk, JCPenney, Sears,
    Chesapeake, VA       Lease (2062)                        1989                              Montgomery Ward


20. Cielo Vista Mall     Fee and Ground      100.0           Built             1,196,102       Dillard's (5), JCPenney, Montgomery
    El Paso, TX          Lease (9)(2027)                     1974                              Ward, Sears


21. Circle Centre        Property Lease       14.7           Built               793,234       Nordstrom, Parisian,
    Indianapolis, IN     (2097)                              1995                              United Artists


22. College Mall         Fee and Ground      100.0           Built               707,220       JCPenney, Lazarus,
    Bloomington, IN      Lease (10)(2048)                    1965                              L.S. Ayres, Sears, Target


23. Columbia Center      Fee                 100.0         Acquired              772,894       Barnes & Noble,
    Kennewick, WA                                            1987                              The Bon Marche, Lamonts,
                                                                                               JCPenney, Sears
24. Coral Square         Fee                  50.0           Built               941,370       Burdines (5), Dillard's,
    Coral Springs, FL                                        1984                              JCPenney, Sears

25. Cottonwood Mall      Fee                 100.0           Built             1,022,835       Dillard's, Foley's,
    Albuquerque, NM                                          1996                              JCPenney, Mervyn's,
                                                                                               Montgomery Ward
                                                                                               United Artists

26. Crossroads Mall      Fee                 100.0         Acquired              871,356       Dillard's, Sears,
    Omaha, NE                                                1994                              Younkers

27. Crystal River Mall   Fee                 100.0           Built               425,277       Belk, Kmart,
    Crystal River, FL                                        1990                              JCPenney, Regal Cinema,
                                                                                               Sears

28. Dadeland Mall        Fee                  50.0         Acquired            1,403,416       Burdine's, Burdine's Home
    Miami, FL                                                1997                              Gallery, JCPenney, Limited
                                                                                               Lord & Taylor, Saks Fifth
                                                                                               Avenue
29. DeSoto Square        Fee                 100.0           Built               686,408       Burdines, JCPenney,
    Bradenton, FL                                            1973                              Sears, Dillard's

30. Eastern Hills Mall   Fee                 100.0           Built               997,172       Sears, The Bon Ton,
    Buffalo, NY                                              1971                              JCPenney, Kaufmann's,
                                                                                               Burlington Coat Factory (4),
                                                                                               Waccamaw (11)
31. Eastland Mall        Fee                 100.0           Built               702,496       Dillard's, General Cinema,
    Tulsa, OK                                                1986                              JCPenney, Mervyn's,
                                                                                               Service Merchandise
32. Edison Mall          Fee                 100.0         Acquired              987,103       Burdines (5), Dillard's,
    Fort Meyers, FL                                          1997                              JCPenney, Sears

33. Fashion Mall at     Ground Lease         100.0         Acquired              651,671       Jacobsons, Parisian
    Keystone at the     (2067)                               1997
    Crossing, The
    Indianapolis, IN

34. Florida Mall, The    Fee                 50.0            Built              1,119,871      Burdines (4), Dillard's (5),
    Orlando, FL                                              1986                              Gayfers, JCPenney, Saks Fifth
                                                                                               Avenue, Sears
35. Forest Mall          Fee                100.0            Built                484,131      JCPenney, Kohl's,
    Fond Du Lac, WI                                          1973                              Younkers, Sears, Staples

36. Forest Village       Fee                100.0            Built                417,344      JCPenney, Kmart
    Park Mall                                                1980
    Forestville, MD

37. Fremont Mall         Fee                100.0            Built                199,266      1/2 Price Store, JCPenney
    Fremont, NE                                              1966

38. Golden Ring Mall     Fee                100.0            Built                719,625      Caldor, Hecht's,
    Baltimore, MD                                            1974                              Montgomery Ward,
                                                                                               United Artists
39. Great Lakes Mall     Fee                100.0            Built              1,295,872      Dillard's (5), Great Lakes
    Cleveland, OH                                            1961                              Mall Theatres, Kaufmann's,
                                                                                               JCPenney, Sears
40. Greenwood Park       Fee                100.0          Acquired             1,273,258      JCPenney, Lazarus,
     Mall                                                    1979                              L.S. Ayres, Sears,
    Greenwood, IN                                                                              Montgomery Ward (8),
                                                                                               Service Merchandise
41. Gulf View Square     Fee                100.0            Built                809,913      Burdines, Dillard's,
    Port Richey, FL                                          1980                              Montgomery Ward,
                                                                                               JCPenney, Sears
42. Heritage Park Mall   Fee                100.0            Built                634,178      Dillard's, Sears,
    Midwest City, OK                                         1978                              Montgomery Ward,
                                                                                               Service Merchandise
43. Hutchinson Mall      Fee                100.0            Built                525,702      Cinema 8, Dillard's,
    Hutchinson, KS                                           1985                              JCPenney,
                                                                                               Sears, Wal-Mart (12),
                                                                                               Service Merchandise
44. Independence Center  Fee                100.0           Acquired            1,030,462      The Jones Store Co.,
    Independence, MO                                          1994                             Dillard's, Sears

45. Indian River Mall    Fee                 50.0            Built                749,613      AMC Theatre, Burdines, Sears,
    Vero Beach, FL                                           1996                              JCPenney, Dillard's

46. Ingram Park Mall     Fee                100.0            Built              1,133,183      Dillard's (5), Foley's,
    San Antonio, TX                                          1979                              JCPenney, Sears, Beall's

47. Irving Mall          Fee                100.0            Built              1,040,628      Barnes & Noble (4),
    Irving, TX                                               1971                              Dillard's, Foley's,
                                                                                               General Cinema (4) JCPenney,
                                                                                               Mervyn's, Sears,
48. Jefferson Valley     Fee                100.0            Built                 589,601     Macy's, Sears,
    Mall                                                     1983                              Service Merchandise
    Yorktown Heights, NY

49. Knoxville Center     Fee                100.0            Built                 970,673     Dillard's, JCPenney,
    Knoxville, TN                                            1984                              Proffitt's, Sears,
                                                                                               Service Merchandise
50. La Plaza            Fee and Ground      100.0            Built                 987,645     Dillard's, JCPenney, Beall's,
    McAllen, TX         Lease (6)(2040)                      1976                              Foley's, Sears,
                                                                                               Service Merchandise,
                                                                                               Joe Brand-Lady Brand

51. Lafayette Square     Fee                100.0            Built               1,220,043     JCPenney, LS Ayres, Sears,
    Indianapolis, IN                                         1968                              Lazarus, Waccamaw,
                                                                                               Montgomery Ward (11)
52. Laguna Hills Mall    Fee                100.0           Acquired               812,581     JCPenney,
    Laguna Hills, CA                                          1997                             Macy's, Sears

53. Lakeland Square      Fee                 50.0            Built                 900,556     Belk, Burdines,
    Lakeland, FL                                             1988                              Dillard's (5),
                                                                                               JCPenney, Sears
54. Lakeline Mall        Fee                 50.0(14)        Built               1,102,670     Dillard's, Foley's, Sears,
    N. Austin, TX                                            1995                              JCPenney, Mervyn's, United
                                                                                               Artists

55. Lima Mall            Fee                100.0            Built                 753,127     Elder-Beerman, Sears,
    Lima, OH                                                 1965                              Lazarus, JCPenney

56. Lincolnwood Town     Fee                100.0            Built                 441,085     Carson Pirie Scott,
    Center                                                   1990                              JCPenney
    Lincolnwood, IL

57. Longview Mall        Fee                100.0            Built                 617,025     Dillard's (5), JCPenney,
    Longview, TX                                             1978                              Sears, Service Merchandise,
                                                                                               Beall's
58. Machesney Park Mall  Fee                100.0            Built                 555,860     Kohl's, JCPenney,
    Rockford, IL                                             1979                              Bergners, (13)

59. Markland Mall        Ground Lease       100.0            Built                 391,284     Lazarus, Sears,
    Kokomo, IN           (2041)                              1968                              Target

60. McCain Mall          Ground Lease       100.0            Built                 776,516     Dillard's, JCPenney,
    N. Little Rock, AR   (15)(2032)                          1973                              M.M. Cohn, Sears


61. Melbourne Square     Fee                100.0            Built                 734,323     Belk, Burdines,
    Melbourne, FL                                            1982                              Dillard's (5), JCPenney

62. Memorial Mall        Fee                100.0            Built                 416,698     JCPenney, Kohl's,
    Sheboygan, WI                                            1969                              Sears

63. Menlo Park Mall      Fee                100.0          Acquired              1,296,127     Macy's, Nordstrom,
    Edison, New Jersey                                       1997                     (16)     Cineplex Odeon

64. Miami                Fee                 60.0            Built                 972,296     Burdines (5), Sears,
    International Mall                                       1982                              Dillard's, JCPenney
    Miami, FL

65. Midland Park Mall    Fee                100.0            Built                 618,924     Dillard's (5), JCPenney,
    Midland, TX                                              1980                              Sears, Beall's

66. Miller Hill Mall     Fee                100.0            Built                 801,511     Glass Block, JCPenney,
    Duluth, MN                                               1973                              Montgomery Ward, Sears

67. Mission Viejo Mall   Fee                100.0            Built                 817,167     Macy's,
    Mission Viejo, CA                                        1979                              Robinsons - May (5),
                                                                                               Nordstrom (4)
68. Mounds Mall          Ground Lease       100.0            Built                 407,233     Elder-Beerman, JCPenney,
    Anderson, IN         (2033)                              1965                              Sears

69. Muncie Mall          Fee                100.0            Built                 658,672     JCPenney, L.S. Ayres,
    Muncie, IN                                               1970                              Sears, Elder Beerman, (5)

70. North East Mall      Fee                100.0            Built               1,142,147     Dillard's (5), JCPenney,
    Hurst, TX                                                1971                              Montgomery Ward, Sears

71. North Towne Square   Fee                100.0            Built                 761,659     Lion, Montgomery Ward, (13)
    Toledo, OH                                               1980

72. Northfield Square    Fee              (7)31.6            Built                 558,420     Cinemark Movies 10, Carson
    Bradley, IL                                              1990                              Pirie Scott, JCPenney, Sears,
                                                                                               Venture
73. Northgate Mall       Fee                100.0          Acquired              1,123,787     The Bon Marche, Lamonts,
    Seattle, WA                                              1987                     (17)     Nordstrom, JCPenney

74. Northwoods Mall      Fee                100.0          Acquired                667,937     Famous Barr, JCPenney,
    Peoria, IL                                               1983                              Sears (4)

75. Oak Court Mall       Fee                100.0          Acquired                847,964     Dillard's (5), Goldsmith's
    Memphis, TN                                              1997                     (18)

76. Orange Park Mall     Fee                100.0          Acquired                916,174     AMC 24 Theatre, Dillard's,
    Jacksonville, FL                                         1994                              Gayfer's, JCPenney, Sears

77. Orland Square        Fee                100.0          Acquired              1,224,962     Carson Pirie Scott, JCPenney,
    Orland Park, IL                                          1997                              Marshall Field, Plitt
                                                                                               Theatres, Sears
78. Paddock Mall         Fee                100.0            Built                 559,414     Belk, Burdines,
    Ocala, FL                                                1980                              JCPenney, Sears

79. Palm Beach Mall     Fee                  50.0            Built               1,200,692     JCPenney, Sears,
    West Palm Beach, FL                                      1967                              Lord & Taylor,
                                                                                               Dillards, Burdines
80. Port Charlotte      Ground Lease      (7)80.0            Built                 716,149     Burdines, Dillard's,
     Town Center        (2064)                               1989                              Montgomery Ward,
    Port Charlotte, FL                                                                         JCPenney, Regal Cinema (4),
                                                                                               Sears
81. Prien Lake Mall     Fee and Ground      100.0            Built                 455,550     Dillards (4), JCPenney,
    Lake Charles, LA    Lease (6)(2025)                      1972                              Montgomery Ward,
                                                                                               Sears (4), The White House


82. Promenade, The      Fee                 100.0          Acquired                600,437     Macy's, Macy's Home,
    Woodland Hills, CA                                       1997                              AMC Theatre

83. Raleigh Springs     Fee and Ground      100.0           Built                  907,976     Dillard's, Goldsmith's
    Mall                Lease (6)(2018)                     1979                               JCPenney, Sears
    Memphis, TN



84. Randall Park Mall   Fee                 100.0           Built                1,572,080     Dillard's, Kaufmann's,
    Cleveland, OH                                           1976                               LaSalle Interiors (5),
                                                                                               JCPenney, Sears,
                                                                                               Burlington Coat Factory
85. Richardson Square   Fee                 100.0           Built                  723,365     Barnes & Noble, Dillard's,
    Dallas, TX                                              1977                               Ross Dress for Less (4),
                                                                                               Sears, Stein Mart (4),
                                                                                               Montgomery Ward
86. Richmond Town      Fee                  100.0           Built                  872,989     JCPenney, Kaufmann's (4),
    Square                                                  1966                               Sears, Sony Theatres
    Cleveland, OH

87. Richmond Square    Fee                  100.0           Built                  393,388     Dillard's, JCPenney,
    Richmond, IN                                            1966                               Sears, Office Max

88. River Oaks Center  Fee                  100.0         Acquired               1,341,165     Carson Pirie Scott,
    Calumet City, IL                                        1997                      (19)     Cineplex Odeon, JCPenney,
                                                                                               Marshall Field, Sears
89. Rolling Oaks Mall  Fee                   49.9           Built                   758,939    Dillard's, Foley's,
    North San Antonio, TX                                   1988                               Sears

90. Ross Park Mall     Fee               (7)100.0           Built                 1,274,883    Lazarus, JCPenney,
    Pittsburgh, PA                                          1986                               Kaufmann's, Sears,
                                                                                               Service Merchandise
91. St. Charles Towne  Fee                  100.0           Built                 1,053,244    Cineplex Odeon, Hecht's,
    Center                                                  1990                               JCPenney, Kohl's, Sears,
    Waldorf, MD                                                                                Montgomery Ward,


92. Seminole Towne     Fee                   45.0           Built                 1,153,861    Burdines, Dillard's,
     Center                                                 1995                               JCPenney, Parisian, Sears
    Sanford, FL                                                                                United Artists

93. Smith Haven Mall   Fee                   25.0         Acquired                1,341,959    Sterns, Macy's,
    Lake Grove, NY                                          1995                               Sears, JCPenney

94. Source, The        Fee                   50.0           Built                   732,820    ABC Home, Cheesecake Factory,
    Long Island, NY                                         1997                               Circuit City, Fortunoff,
                                                                                               Loehmann's, Nordstrom Rack,
                                                                                               Off 5th- Saks Fifth Avenue,
                                                                                               Old Navy, Rainforest Cafe,
                                                                                               Virgin Megastore
95. South Hills        Fee                  100.0         Acquired                1,107,269    Carmike Cinemas, Kaufmann's,
    Village                                                 1997                               Lazarus, Sears
    Pittsburgh, PA

96. South Park Mall    Fee                  100.0           Built                   857,337    Burlington Coat Factory,
    Shreveport, LA                                          1975                               Dillard's, JCPenney,
                                                                                               Montgomery Ward,
                                                                                               Regal Cinema, Stage
97. Southtown Mall     Fee                  100.0           Built                   858,202    Kohl's, JCPenney (11),
    Ft. Wayne, IN                                           1969                               L.S. Ayres (11), Sears,
                                                                                               Service Merchandise (11)
98. Southern Park Mall Fee                  100.0           Built                 1,210,446    Dillard's, Kaufmann's,
    Youngstown, OH                                          1970                               JCPenney, Sears

99. Southgate Mall     Fee                  100.0         Acquired                  321,336    Albertson's (12), Sears,
    Yuma, AZ                                                1988                               Dillard's, JCPenney

100. Summit Mall       Fee                   100.0          Built                    717,774   Kaufmann's, Dillard's (5) (4)
     Akron, OH                                              1965

101. Sunland Park Mall Fee                   100.0          Built                    920,882   General Cinemas, JCPenney,
     El Paso, TX                                            1988                               Mervyn's, Sears, Dillard's,
                                                                                               Montgomery Ward
102. Tacoma Mall       Fee                   100.0        Acquired                 1,280,841   The Bon Marche, Sears,
     Tacoma, WA                                             1987                               Nordstrom, JCPenney,
                                                                                               Mervyn's, Plitt Theatres
103. Tippecanoe Mall   Fee                   100.0          Built                    865,341   Kohl's, Lazarus, Sears,
     Lafayette, IN                                          1973                               L.S. Ayres, JCPenney

104. Towne East Square Fee                   100.0          Built                  1,152,772   Dillard's, JCPenney,
     Wichita, KS                                            1975                               Sears, Service Merchandise

105. Towne West Square  Fee                  100.0          Built                    938,536   Dillard's, Sears, JCPenney,
     Wichita, KS                                            1980                               Montgomery Ward,
                                                                                               Service Merchandise
106. Treasure Coast Square  Fee              100.0          Built                    884,720   Burdines, Dillard's (5),
     Jenson Beach, FL                                       1987                               Sears,
                                                                                               JCPenney

107. Tyrone Square          Fee              100.0          Built                  1,091,641   Burdines, Dillard's,
     St. Petersburg, FL                                     1972                               JCPenney, Sears

108. University Mall       Ground Lease      100.0          Built                    565,953   JCPenney, M.M. Cohn,
     Little Rock, AR      (20)(2026)                        1967                               Montgomery Ward


109. University Mall          Fee           100.0         Acquired                  711,327    McRae's, JCPenney,
     Pensacola, FL                                          1994                               Sears, United Artists

110. University Park Mall     Fee            60.0          Built                    941,094    LS Ayres, JCPenney, Sears,
     South Bend, IN                                        1979                                Marshall Fields

111. Upper Valley Mall        Fee           100.0          Built                    751,062    Lazarus, JCPenney,
     Springfield, OH                                       1971                                Sears, Elder-Beerman

112. Valle Vista Mall         Fee           100.0          Built                    647,603     Dillard's, Mervyn's,
     Harlingen, TX                                         1983                                 Sears, JCPenney, Marshalls,
                                                                                                Beall's
113. Virginia Center          Fee          100.0           Built                    791,130     Belk, Dillard's, Hecht's,
     Commons                                               1991                                 JCPenney, Sears
     Richmond, VA

114. Washington Square        Fee          100.0           Built                  1,172,130     L.S. Ayres, Lazarus,
     Indianapolis, IN                                      1974                                 Montgomery Ward (11),
                                                                                                JCPenney, Sears
115. West Ridge Mall          Fee          100.0           Built                  1,040,337     Dillard's, JCPenney,
     Topeka, KS (21)                                       1988                                 Jones, Sears,
                                                                                                Montgomery Ward

116. West Town Mall           Fee            50.0         Acquired                 1,337,046    Dillard's, JCPenney,
     Knoxville, TN                                          1991                                Parisian, Proffitt's,
                                                                                                Regal Cinema (4), Sears

117. Westchester, The (3)     Fee            50.0          Acquired                  827,470    Neiman Marcus, Nordstrom
     (22)                                                    1997
     White Plains, NY

118. White Oaks Mall          Fee            77.0            Built                   904,127    Bergner's, Famous Barr,
     Springfield, IL                                         1977                               Montgomery Ward, Sears

119. Windsor Park Mall        Fee           100.0            Built                 1,095,248    Dillard's (5), JCPenney,
     San Antonio, TX                                         1976                               Mervyn's, Beall's,
                                                                                                Montgomery Ward
120. Woodville Mall           Fee          100.0            Built                    794,005    Andersons, Sears,
     Toledo, OH                                             1969                                Elder-Beerman, (13)

VALUE-ORIENTED REGIONAL MALLS

1. Arizona Mills(3)           Fee           26.3            Built                  1,157,159    Burlington Coat Factory,
                                                            1997                                Harkins Theater, Mikasa,
                                                                                                Oshman's Supersport, Off
                                                                                                5th- Saks Fifth Avenue Outlet,
                                                                                                JCPenney Outlet, Mikasa,
                                                                                                Rainforest Cafe, GameWorks,
                                                                                                Hi Health, Linens `N Things
2. Grapevine Mills (3)        Fee           37.5            Built                  1,213,779    Books-A-Million,
   Grapevine (Dallas/Ft.                                    1997                                Burlington Coat Factory,
   Worth), TX                                                                                   Off 5th- Saks, Fifth Avenue
                                                                                                Outlet, JCPenney Outlet,
                                                                                                Rainforest Cafe, Group USA,
                                                                                                Bed, Bath & Beyond, AMC Theatres,
                                                                                                GameWorks, American
                                                                                                 Wilderness (4)

3. Ontario Mills             Fee          25.0              Built                  1,326,284
   (3)                                                      1996                                JCPenney Outlet,
   Ontario, CA                                                                                  Burlington Coat Factory,
                                                                                                Marshall's, Sports
                                                                                                Authority, Dave & Busters,
                                                                                                Group USA, IWERKS, American
                                                                                                Wilderness Experience, T.J.Maxx,
                                                                                                Foozles, Totally for Kids, Bed,
                                                                                                Bath &  Beyond, Off Rodeo, Mikasa,
                                                                                                Virgin, GameWorks, Off
                                                                                                5th-Saks Fifth Avenue Outlet

SPECIALTY RETAIL CENTERS
-------------------------
 1. Forum Shops at  Ground         (23)  Built     477,584    -
     Caesars, The   Lease                 1992
    Las Vegas, NV   (2050)
 2. Tower Shops,    Space          50.0  Built      59,810    -
     The            Lease                 1996
    Las Vegas, NV   (2051)
 3. Trolley Square  Fee and        90.0 Acquired   223,793    -
    Salt Lake City, Ground                1986
     UT             Lease (24)

MIXED-USE PROPERTIES
--------------------
 1. Fashion Centre  Fee            21.0  Built     988,517    Lowe's Theatres,
     at Pentagon                          1989        (25)    Macy's,
     City, The                                                Nordstrom
    Arlington, VA

 2. New Orleans     Fee and       100.0    Built 1,023,690    Macy's,
     Centre/CNG     Ground                  1988      (26)    Lord & Taylor
     Tower          Lease
    New Orleans, LA (2084)

 3. O'Hare          Fee           100.0  Built     496,058    -
     International                        1988        (27)
     Center
    Rosemont, IL

 4. Riverway        Fee           100.0 Acquired   818,278    -
    Rosemont, IL                          1991        (28)

COMMUNITY SHOPPING CENTERS
--------------------------
 1. Arvada Plaza    Fee          100.0%  Built      96,831    King Soopers
    Arvada, CO                            1966

 2. Aurora Plaza    Ground        100.0  Built     150,209    King Soopers,
    Aurora, CO      Lease                 1965                MacFrugel's
                    (2058)                                    Bargains,
                                                              Super Saver
                                                              Cinema
 3. Bloomingdale    Fee           100.0  Built     598,521    Builders Square,
     Court                                1987                T.J. Maxx,
    Bloomingdale,                                             Cineplex Odeon,
     IL                                                       Frank's Nursery,
                                                              Marshalls,
                                                              Office Max, Old
                                                              Navy,
                                                              Service
                                                              Merchandise,
                                                              Wal-Mart, (13)
 4. Boardman Plaza  Fee           100.0  Built     651,181    Burlington Coat
    Youngstown, OH                        1951                Factory,
                                                              Giant Eagle,
                                                              Stein Mart,
                                                              T.J. Maxx,
                                                              Reyers Outlet
                                                              Hills
 5. Bridgeview      Fee           100.0  Built     280,299    Omni, Venture
     Court                                1988
    Bridgeview, IL

 6. Brightwood      Fee           100.0  Built      41,893    Revco Drug,
     Plaza                                1965                Safeway
    Indianapolis,
     IN

 7. Buffalo Grove   Fee            92.5  Built     134,131    Buffalo Grove
     Towne Center                         1988                Theatres
    Buffalo Grove,
     IL

 8. Celina Plaza    Fee and       100.0  Built      32,622    General Cinema
    El Paso, TX     Ground                1978
                    Lease (29)
                    (2027)

 9. Century Mall    Fee           100.0 Acquired   415,245    Burlington Coat
     (30)                                 1982                Factory,
    Merrillville,                                             Montgomery Ward
     IN

10. Charles Towne   Fee           100.0  Built     130,399    Montgomery Ward,
     Square (31)                          1976                Regal Cinema (4)
    Charleston, SC

11. Chesapeake      Fee           100.0  Built     305,904    Movies 10, Phar
     Center                               1989                Mor,
    Chesapeake, VA                                            K-Mart, Service
                                                              Merchandise
12. Cobblestone     Fee and        35.0  Built     261,107    Dick's Sporting
     Court          Ground                1993                Goods,
    Victor, NY      Lease (10)                                Kmart, Office
                    (2038)                                    Max
13. Cohoes Commons  Fee and       100.0  Built     262,959    Bryant &
    Rochester, NY   Ground                1984                Stratton
                    Lease (6)                                  Business
                    (2032)                                    Institute,
                                                              Cohoes,
                                                              Xerox (32)
14. Countryside     Fee and       100.0  Built     435,543    Best Buy,
     Plaza          Ground                1977                Builders Square,
    Countryside, IL Lease (10)                                Frank's Nursery,
                    (2058)                                    Old Country
                                                              Buffet,
                                                              Venture, (13)
15. Crystal Court   Fee            35.0  Built     284,816    Cub Foods,
    Crystal Lake,                         1989                Wal-Mart,
     IL                                                       Service
                                                              Merchandise,
                                                              (13)
16. Eastgate        Fee           100.0 Acquired   462,510    Builder's
     Consumer Mall                        1981                Square,
     (30)                                                     Burlington Coat
    Indianapolis,                                             Factory, Cub
     IN                                                       Foods,
                                                              General Cinema
17. Eastland Plaza  Fee           100.0  Built     188,229    Marshalls,
    Tulsa, OK                             1986                Target,
                                                              Toys "R" Us
18. Fairfax Court   Ground         26.3  Built     249,305    Circuit City
    Fairfax, VA     Lease                 1992                Superstore,
                    (2052)                                    Montgomery Ward,
                                                              Today's Man
19. Forest Plaza    Fee           100.0  Built     422,689    Builders Square
    Rockford, IL                          1985                (12), Kohl's,
                                                              Marshalls,
                                                              Factory Card
                                                              Outlet, Office
                                                              Max,
                                                              T.J. Maxx
20. Fox River Plaza Fee           100.0  Built     324,956    Builders Square,
    Elgin, IL                             1985                Venture,
                                                              Service
                                                              Merchandise,
                                                              (13) (13)
21. Gaitway Plaza   Fee            23.3  Built     229,909    Books-A-Million,
    Ocala, FL                             1989                Montgomery Ward,
                                                              Office Depot,
                                                              T.J. Maxx
22. Glen Burnie     Fee           100.0  Built     459,219    Montgomery Ward,
     Mall (30)                            1963                Best Buy, Toys
    Glen Burnie, MD                                           "R" Us, Dick's
                                                              Clothing and
                                                              Sporting Goods
23. Great Lakes     Fee           100.0  Built     163,919    Best Buy,
     Plaza                                1976                Circuit City,
     Cleveland, OH                                            Home Place,
                                                              Michael's
24. Great Northeast Fee            50.0 Acquired   298,242    Sears, Phar Mor
     Plaza                                1989
    Philadelphia,
     PA

25. Greenwood Plus  Fee           100.0  Built     226,297    Best Buy, Cinema
    Greenwood, IN                         1979                I-IV,
                                                              Kohl's
26. Griffith Park   Ground        100.0  Built     274,230    General Cinema,
     Plaza          Lease                 1979                Service
    Griffith, IN    (2060)                                    Merchandise,
                                                              Venture
27. Grove at        Fee           100.0  Built     215,591    Lakeland Square
     Lakeland                             1988                10 Theatre,
     Square, The                                              Sports
    Lakeland, FL                                              Authority,
                                                              Wal-Mart
28. Hammond Square  Space         100.0  Built      87,705    Burlington Coat
    Sandy Springs,  Lease                 1974                Factory,
     GA             (2011)                                    Service
                                                              Merchandise
29. Highland Lakes  Fee           100.0  Built     477,324    Bed, Bath &
     Center                               1991                Beyond,
    Orlando, FL                                               Goodings,
                                                              Marshalls,
                                                              Ross Dress for
                                                              Less,
                                                              Movies 12,
                                                              Service
                                                               Merchandise,
                                                              Office Max,
                                                              Target
30. Indian River    Fee            50.0  Built     263,507    HomePlace,
     Commons                              1997                Lowe's,
    Vero Beach, FL                                            Office Max
                                                              Service
                                                              Merchandise
31. Ingram Plaza    Fee           100.0  Built     111,518    _
    San Antonio, TX                       1980

32. Keystone        Ground        100.0 Acquired    29,140    _
     Shoppes        Lease                 1997
    Indianapolis,   (2067)
     IN

33. Knoxville       Fee           100.0  Built     180,463    Circuit City,
     Commons                              1987                Office Max, (13)
    Knoxville, TN

34. Lake Plaza      Fee           100.0  Built     218,208    Builders Square
    Waukegan, IL                          1986                (11),
                                                              Venture
35. Lake View Plaza Fee           100.0  Built     388,358    Best Buy (33),
    Orland Park, IL                       1986                Dominick's,
                                                              Ultra 3 (33),
                                                              Factory Card
                                                              Outlet,
                                                              Linens-N-Things
                                                              (33),
                                                              Marshalls,
                                                              Pet Care
                                                              Plus (33),
                                                              Service
                                                              Merchandise,
                                                              (13)
36. Lima Center     Fee           100.0  Built     201,154    Regal Cinema,
    Lima, OH                              1978                Hills,
                                                              Service
                                                              Merchandise
37. Lincoln         Fee           100.0  Built     161,337    PetsMart,
     Crossing                             1990                Wal-Mart
    O'Fallon, IL

38. Mainland        Fee             (7)  Built     390,986    Sam's Club, Wal-
     Crossing                      80.0   1991                Mart,
    Galveston, TX                                             Hobby Lobby

39. Maplewood       Fee           100.0  Built     130,780    Bag `N Save, Big
     Square                               1970                Lots
    Omaha, NE

40. Markland Plaza  Fee           100.0  Built     108,296    Service
    Kokomo, IN                            1974                Merchandise,
                                                              Spiece
41. Martinsville    Space         100.0  Built     102,162    Food Lion,
     Plaza          Lease                 1967                Rose's
    Martinsville,   (2036)
     VA

42. Marwood Plaza   Fee           100.0  Built     105,785    Kroger, Revco
    Indianapolis,                         1962                Drug
     IN

43. Matteson Plaza  Fee           100.0  Built     275,455    Dominick's,
    Matteson, IL                          1988                Michael's Arts &
                                                              Crafts, Kmart,
                                                              Service
                                                              Merchandise
44. Memorial Plaza  Fee           100.0  Built     129,202    Dunham's
    Sheboygan, WI                         1966                Sporting Goods,
                                                              Marcus Theatre,
                                                              Office Max
                                                              (13)
45. Mounds Mall     Fee           100.0  Built       7,500    Kerasotes
     Cinema                               1974                Theater
    Anderson, IN

46. New Castle      Fee           100.0  Built      91,648    Goody's
     Plaza                                1966
    New Castle, IN

47. North Ridge     Fee           100.0  Built     323,672
     Plaza                                1985                Hobby Lobby, The
    Joliet, IL                                                TJX
                                                              Companies(12),
                                                              Service
                                                              Merchandise
48. North Riverside Fee           100.0  Built     119,608    Dominick's
     Park Plaza                           1977
    North
     Riverside, IL

49. Northland Plaza Fee and       100.0  Built     205,775    Marshalls,
    Columbus, OH    Ground                1988                Phar-Mor,
                    Lease (6)                                 Service
                    (2085)                                    Merchandise
50. Northwood Plaza Fee           100.0  Built     211,840    Kroger, Target,
    Fort Wayne, IN                        1974                (13)

51. Park Plaza      Fee and       100.0  Built     114,458    Wal-Mart (11)
    Hopkinsville,   Ground                1968
     KY             Lease (6)
                    (2039)
52. Plaza at        Fee            35.0  Built     337,966    Toys "R" Us,
     Buckland                             1993                Kids "R" Us,
    Hills, The                                                Service
    Manchester, CT                                            Merchandise,
                                                              Comp USA,
                                                              Linens-N-Thing',
                                                              Filene's
                                                              Basement, (13)
53. Regency Plaza   Fee           100.0  Built     277,521    Sam's Wholesale,
    St. Charles, MO                       1988                Wal-Mart

54. Ridgewood Court Fee            35.0  Built     240,843    Home Quarters,
    Jackson, MS                           1993                T.J. Maxx,
                                                              Service
                                                              Merchandise,
                                                              (13)

55. Royal Eagle     Fee            35.0  Built     203,140    Kmart,
     Plaza                                1989                Stein Mart
    Coral Springs,
     FL

56. Sherwood        Fee           100.0 Acquired   187,000    _
     Gardens (34)                         1997
    Salinas, CA

57. St. Charles     Fee           100.0  Built     435,035    Ames, Hechinger,
     Towne Plaza                          1987                Jo Ann Fabrics,
    Waldorf, MD                                               CVS, T.J. Maxx,
                                                              Service
                                                              Merchandise,
                                                              Shoppers Food
                                                              Warehouse
58. Teal Plaza      Fee and       100.0  Built     100,831    Circuit City
    Lafayette, IN   Ground                1962                (4), Hobby-
                    Lease                                     Lobby, The Pep
                    (2007) (6)                                Boys (4)
59. Terrace at The  Fee           100.0  Built     332,980    J.J. Byrons
     Florida Mall                         1989                (11), Marshalls,
    Orlando, FL                                               Service
                                                              Merchandise,
                                                              Target, Waccamaw
60. Tippecanoe      Fee           100.0  Built      94,739    Barnes & Noble
     Plaza                                1974                Bookseller,
    Lafayette, IN                                             Service
                                                              Merchandise
61. University      Fee            60.0  Built     150,548    Best Buy,
     Center                               1980                Michaels,
    South Bend, IN                                            Service
                                                              Merchandise
62. Village Park    Fee            35.0  Built     503,052    Frank's Nursery,
     Plaza                                1990                Gaylan's,
    Westfield, IN                                             Jo-Ann Fabrics,
                                                              Kohl's,
                                                              Marsh, Regal
                                                              Cinemas,
                                                              Wal-Mart
63. Wabash Village  Ground        100.0  Built     124,748    Kmart
    West Lafayette, Lease                 1970
     IN             (2063)

64. Washington      Fee             (7)  Built      50,302    Kids "R" Us
     Plaza                         85.0   1976
    Indianapolis,
     IN

65. West Ridge      Fee           100.0  Built     237,650    Magic Forest,
     Plaza                                1988                Target,
    Topeka, KS                                                TJ Maxx, Toys
                                                              "R" Us
66. West Town       Fee            23.3  Built     384,832    PetsMart,
     Corners                              1989                Wal-Mart,
    Altamonte                                                 Service
     Springs, FL                                              Merchandise,
                                                              Sports
                                                              Authority, (13)
67. Westland Park   Fee            23.3  Built     163,154    Burlington Coat
     Plaza                                1989                Factory,
    Orange Park, FL                                           PetsMart, Sports
                                                              Authority
68. White Oaks      Fee           100.0  Built     389,063    Cub Foods, Kids
     Plaza                                1986                "R" Us,
    Springfield, IL                                           Kohl's, Office
                                                              Max,
                                                              T.J. Maxx, Toys
                                                              "R" Us
69. Wichita Mall    Ground        100.0  Built     379,461    Cinema III,
     (30)           Lease                 1969                Office Max,
    Wichita, KS     (2022)                                    Montgomery Ward

70. Willow Knolls   Fee            35.0  Built     383,230    Kohl's,
     Court                                1990                Phar-Mor,
    Peoria, IL                                                Sam's Wholesale
                                                              Club,
                                                              Willow Knolls
                                                              Theaters 14
71. Wood Plaza      Ground        100.0  Built      94,993    Country General
    Fort Dodge, IA  Lease                 1968
                    (2045)
72. Yards Plaza,    Fee            35.0  Built     273,097    Burlington Coat
     The                                  1990                Factory,
    Chicago, IL                                               Omni Superstore,
                                                              Montgomery Ward

PROPERTIES UNDER CONSTRUCTION
-----------------------------
 1. Lakeline Plaza  Fee            50.0   (35)     381,000    Linens `N
    Austin, TX                     (14)                       Things, Office
                                                              Max, Old Navy,
                                                              Ross Dress for
                                                              Less, T.J. Maxx,
                                                              Party City, Toys
                                                              "R" Us
 2. Muncie Plaza    Fee           100.0   (36)     195,500    Factory Card
    Muncie, IN                                                Outlet, Kohl's,
                                                              OfficeMax, Shoe
                                                              Carnival,
                                                              T.J. Maxx
 3. Shops at Sunset Fee            75.0   (37)     500,000    Nike Town, AMC
     Place, The                                               Theatres Virgin
    Miami, FL                                                 Megastore,
                                                              Z Gallerie, IMAX
                                                              Theatre, Barnes
                                                              & Noble, Twin
                                                              Palms

 (1) The  date  listed  is  the  expiration date of  the  last  renewal  option available to the Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.
 (2) The Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners.
 (3) This property is managed by a third party.
 (4) Indicates anchor is currently under construction.
 (5) This retailer operates two stores at this property.
 (6) Indicates  ground  lease  covers less than 15%  of  the  acreage  of  this property.
 (7) The Operating Partnership receives substantially all of the economic benefit of these properties.
 (8) Retailer vacated subsequent to December 31, 1997 and the space was sold to Von Maur, which is scheduled to open in the fourth quarter of 1998.
 (9) Indicates two ground leases which taken together, cover less than 50% of the acreage of the property
(10) Indicates  ground  lease  covers less than  50%  of  the  acreage  of  the property.
(11) Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement
(12) Indicates  this  anchor  is  currently  subleasing  the  space  to   other
     retailers.
(13) Includes an anchor space currently vacant.
(14) Effective January 30, 1998, the Operating Partnership acquired an additional 15% interest in Lakeline Mall and Lakeline Plaza.
(15) Indicates ground lease covers all of the property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 54,884 square feet of office space.
(17) Primarily retail space with approximately 69,876 square feet of office space.
(18) Primarily retail space with approximately 126,190 square feet of office space.
(19) Primarily retail space with approximately 70,991 square feet of office space.
(20) Indicates one ground lease covers substantially all of the property and a second ground lease covers the remainder.
(21) Includes outlots in which the Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the property.
(22) The Operating Partnership purchased the management contract on this property during 1998.
(23) The Operating Partnership owns 60% of the original phase of this Property and 55% of phase II, which opened in August 1997.
(24) Indicates a ground lease covers a pedestrian walkway and steps at this property. The Operating Partnership, as ground lessee, has the right to successive five-year renewal options, subject to specified exceptions.
(25) Primarily retail space with approximately 167,150 square feet of office space.
(26) Primarily retail space with 486,723 square feet of office space.
(27) Primarily office space with approximately 12,800 square feet of retail space.
(28) Primarily office space with approximately 24,300 square feet of retail space.
(29) Indicates ground lease covers outparcel.
(30) Effective December 31, 1997, Eastgate Consumer Mall, Glen Burnie Mall, Century Mall and Wichita Mall have been reclassified as community centers. These Properties are currently being operated and marketed to tenant operations which are typically included in community centers.
(31) The Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(32) Lease was terminated subsequent to December 31, 1997.
(33) Subleased from TJX Companies.
(34) This Property was sold in 1998.
(35) Phase I is scheduled to open during May 1998 and phase II is scheduled to open during November 1998.
(36) This center is scheduled to open during April 1998, however the OfficeMax and T.J. Maxx opened in 1997.
(37) Scheduled to open during October 1998.

     LAND HELD FOR DEVELOPMENT

     The Operating Partnership has direct or indirect ownership interests in nine parcels of land either in preconstruction development or being held for future development, containing an aggregate of approximately 677 acres located in eight states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the Operating Partnership's significant base of commercially zoned land, together with the Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

     The following table describes the acreage of the parcels of land either in preconstruction development or being held for future development in which the Operating Partnership has an ownership interest, as well as the ownership percentage of the Operating Partnership's interest in each parcel:

                                            OWNERSHIP
             LOCATION          ACREAGE    INTEREST (1)
         Bowie, MD               93.74        100%
         Concord, NC            187.48         50%
         Duluth, MN              11.17        100%
         Hurst, TX               36.09        100%
         Lafayette, IN           22.87        100%
         Little Rock, AR         97.00         50%
         Mt. Juliet, TN         109.26        100%
         Sanford, FL             77.24        22.5%
         Miami, FL               41.71         60%
                                676.56

     (1)The Operating Partnership has a direct ownership interest in each parcel except Duluth, MN and Mt. Juliet, TN. The Operating Partnership has the option to acquire those parcels from the Management Company.

     The Management Company has granted options to the Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in the two parcels of land held for development, indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties. The Management Company may not sell its interest in any parcel subject to option through December 1998 without the consent of the Operating Partnership, and thereafter, may only sell its interest subject to certain notice and first purchase rights of the Operating Partnership.

     The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for nominal consideration in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof. The Management Company has granted to the Operating Partnership the option to acquire (i) the Simons' partnership interests and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for nominal consideration plus the amount of all advances and outstanding debt.

     JOINT VENTURES

     At certain of the Properties held as joint-ventures, the Operating Partnership and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

     MORTGAGE FINANCING ON PROPERTIES


     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $583.2 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)


                                                                              Annual
                                        Interest            Face Amount        Debt          Maturity
          Property Name                   Rate               @ 12/31/97       Service          Date
--------------------------------        --------            -----------      ---------       --------

Consolidated Properties:
------------------------
Secured Indebtness

Anderson Mall                      (1)     6.57%              $  19,000       $  1,248 (2)   9/15/02
Barton Creek Square                        8.10%                 62,868          5,867       12/30/99
Battlefield Mall                           7.50%                 49,730          4,765       6/1/03
Biltmore Square                            7.15%                 27,534          2,795       1/1/01
Bloomingdale Court                 (3)     8.75%                 29,009          2,538 (2)   12/1/00
Chesapeake Center                          8.44%                  6,563            554 (2)   5/15/15
Chesapeake Square                          7.28%                 49,490          4,883       1/1/01
Cielo Vista Mall - 1               (4)     9.38%                 55,615          5,828       5/1/07
Cielo Vista Mall - 2                       8.13%                  2,323            189 (2)   7/1/04
College Mall                       (5)     7.00%                 42,936          3,563       7/1/04
Columbia Center                            7.62%                 42,867          3,789       3/15/02
Crossroads Mall                            7.75%                 41,440          3,212 (2)   7/31/02
Crystal River                              7.72% (6)             16,000          1,235 (2)   1/1/01
Eastgate Consumer Mall                     6.00% (7)  (8)        22,929          1,376 (2)   12/31/98
Eastland Mall                              7.22% (9)             30,000          2,166 (2)   3/1/98
Edison Mall                                6.37% (10) (11)       41,000          2,611 (2)   3/19/98
Forest Mall                        (1)     6.57%                 12,800            841 (2)   9/15/02
Forest Plaza                       (3)     8.75%                 16,904          1,479 (2)   12/1/00
Forest Village Park Mall           (1)     6.57%                 20,600          1,353 (2)   9/15/02
Forum Phase I - Class A-1                  7.13%                 46,997          3,349 (2)   5/15/04
Forum Phase I - Class A-2                  6.02% (12) (13)       44,385          2,671 (2)   5/15/04
Forum Phase II - Class A-1                 7.13%                 43,004          3,064 (2)   5/15/04
Forum Phase II - Class A-2                 6.02% (12) (13)       40,614          2,444 (2)   5/15/04
Fox River Plaza                    (3)     8.75%                 12,654          1,107 (2)   12/1/00
Golden Ring Mall                   (1)     6.57%                 29,750          1,955 (2)   9/15/02
Great Lakes Mall - 1                       6.74%                 53,410          4,354       3/1/01
Great Lakes Mall - 2                       7.07%                  8,608            724       3/1/99
Greenwood Park Mall                (5)     7.00%                 35,960          2,984       7/1/04
Grove at Lakeland Square, The              8.44%                  3,750            317 (2)   5/15/15
Gulf View Square                           8.25%                 38,157          3,652       10/1/06
Highland Lakes Center                      7.22% (9)             14,377          1,038 (2)   3/1/02
Hutchinson Mall                    (1)     8.44%                 11,523            973 (2)   10/1/02
Ingram Park Mall - 1                       8.10%                 48,580          4,533       12/1/99
Ingram Park Mall - 2                       9.63%                  7,000            674 (2)   11/1/99
Jefferson Valley Mall                      6.27% (14) (15)       50,000          3,134 (2)   1/12/00
Keystone at the Crossing                   7.85%                 64,772          5,085       7/1/27
La Plaza Mall                              8.25%                 50,044          4,677       12/30/99
Lake View Plaza                    (3)     8.75%                 22,169          1,940 (2)   12/1/00
Lima Mall - 1                              7.12%                 14,377          1,215       3/1/02
Lima Mall - 2                              7.12%                  4,789            405       3/1/02
Lincoln Crossing                   (3)     8.75%                    997             87 (2)   12/1/00
Longview Mall                      (1)     6.57%                 22,100          1,452 (2)   9/15/02
Mainland Crossing                          7.22% (9)              2,226            161 (2)   3/31/02
Markland Mall                      (1)     6.57%                 10,000            657 (2)   9/15/02
Matteson Plaza                     (3)     8.75%                 11,159            976 (2)   12/1/00
McCain Mall                        (4)     9.38%                 26,059          2,721       5/1/07
Melbourne Square                           7.42%                 39,841          3,374       2/1/05
Miami International Mall                   6.91%                 47,009          3,758       12/21/03
Midland Park Mall                  (1)     6.57%                 22,500          1,478 (2)   9/15/02
North East Mall                           10.00%                 22,201          2,475       9/1/00
North Riverside Park Plaza - 1             9.38%                  4,054            452       9/1/02
North Riverside Park Plaza - 2            10.00%                  3,617            420       9/1/02
North Towne Square                 (1)     6.57%                 23,500          1,544 (2)   9/15/02
Northgate Shopping Center                  7.62%                 80,046          7,075       3/15/02
Orland Square                              7.74% (16) (17)       50,000          3,871 (2)   9/1/01
Paddock Mall                               8.25%                 30,347          2,905       10/1/06
Port Charlotte Town Center                 7.28%                 46,102          3,857       1/1/01
Randall Park Mall                          9.25%                 33,879          4,338       1/1/11
Regency Plaza                      (3)     8.75%                  1,878            164 (2)   12/1/00
River Oaks Center                          8.67%                 32,500          2,818 (2)   6/1/02
Riverway - 1                               6.38% (18) (8)        85,571          5,455 (2)   12/31/98

Riverway - 2                               6.38% (18) (8)        45,880          2,925 (2)   12/31/98
Ross Park Mall                             6.14%                 60,000          3,684 (2)   8/15/98
Shops at Sunset Place, The                 6.97% (19)            23,546          1,641 (2)   6/30/00
South Park Mall                    (1)     7.25%                 24,748          1,794 (2)   6/15/03
St. Charles Towne Plaza            (3)     8.75%                 30,742          2,690 (2)   12/1/00
Sunland Park Mall                  (20)    8.63%                 39,855          3,773       1/1/26
Tacoma Mall                                7.62%                 93,656          8,278       3/15/02
Terrace at Florida Mall, The               8.44%                  4,688            396 (2)   5/15/15
Tippecanoe Mall                    (5)     8.45%                 46,961          4,647       7/1/04
Towne East Square                  (5)     7.00%                 56,767          4,711       7/1/04
Treasure Coast Square                      7.42%                 53,953          4,714       1/1/06
Trolley Square - 1                         5.81%                 19,000          1,104 (2)   7/23/00  (21)
Trolley Square - 2                         7.22% (9)              4,641            335 (2)   7/23/00  (21)
Trolley Square - 3                         7.22% (9)              3,500            253 (2)   7/23/00  (21)
University Park Mall                       7.43%                 59,500          4,421 (2)   10/1/07
Valle Vista Mall                   (4)     9.38%                 34,514          3,604       5/1/07
West Ridge Plaza                   (3)     8.75%                  4,612            404 (2)   12/1/00
White Oaks Mall - 55%/50%                  7.70%                 16,500          1,271 (2)   3/1/98
White Oaks Plaza                   (3)     8.75%                 12,345          1,080 (2)   12/1/00
Windsor Park Mall - 1                      8.00%                  5,948            544       6/1/00
Windsor Park Mall - 2                      8.00%                  8,863            811       5/1/12
Cross - Collaterized Mortgages     (22)    7.27%                175,000         12,720 (2)   12/19/04
Cross - Collaterized Mortgages     (22)    6.08% (23) (24)       50,000          3,042 (2)   12/19/04
                                                             ----------
Total Secured Indebtedness                                  $ 2,705,333

Unsecured Indebtness

Simon DeBartolo Group, L.P.:
Unsecured Revolving Credit
  Facility                         (25)    6.56%                952,000         62,490 (2)   9/27/99
Unsecured Notes - 1                        6.88%                250,000         17,188 (26)  11/15/06
Putable Asset Trust Securities             6.75%                100,000          6,750 (26)  11/15/03
Medium Term Notes - 1                      7.13%                100,000          7,125 (26)  6/24/05
Medium Term Notes - 2                      7.13%                180,000         12,825 (26)  9/20/07
Unsecured Term Loan (Knoxville)            6.47% (27)            70,000          4,528 (2)   9/25/98
Unsecured Term Loan (Lincolnwood)          6.47% (28)            63,000          4,075 (2)   1/31/99
Unsecured Notes - 2A                       6.75%                100,000          6,750 (26)  7/15/04
Unsecured Notes - 2B                       7.00%                150,000         10,500 (26)  7/15/09
Unsecured Notes - 3                        6.88%                150,000         10,313 (26)  10/27/05
                                                            -----------
                                                              2,115,000

Shopping Center Associates:
Unsecured Notes - SCA 1                    6.75%                150,000         10,125 (26)  1/15/04
Unsecured Notes - SCA 2                    7.63%                110,000          8,388 (26)  5/15/05
                                                            -----------
                                                                260,000

Total Unsecured Indebtedness                                 $2,375,000
                                                            -----------
Total Indebtedness-Consolidated                              $5,080,333 (29)
                                                            ===========

Joint Venture Properties (30):
------------------------------

Arizona Mills                              7.02% (31) (13)      121,991          8,562 (2)   2/1/02
Aventura Mall - 1                          7.68% (32)           100,000          7,680 (2)   8/8/98
Aventura Mall - 2                          9.75% (33)             5,500          1,678       8/8/98
Aventura Mall - 3                          6.82% (34)            43,766          2,984 (2)   8/8/98
Avenues, The                               8.36%                 58,408          5,555       5/15/03
Century III Mall - 1                       6.78%                 66,000          4,475 (2)   7/1/03
Circle Centre Mall                         6.16% (35) (36)       60,000          3,695 (2)   1/31/04
Cobblestone Court                          7.22% (37)             6,180            446 (2)   11/30/05
Coral Square                               7.40%                 53,300          3,944 (2)   12/1/00
Crystal Court                              7.22% (37)             3,570            258 (2)   11/30/05
Dadeland Mall                              6.42% (38)           140,000          8,986 (2)   12/10/99
Fairfax Court                              7.22% (37)            10,320            745 (2)   11/30/05
Florida Mall, The                          8.65% (39)            75,000          6,488 (2)   12/1/98
Gaitway Plaza                              7.22% (37)             7,350            531 (2)   11/30/05
Grapevine Mills                            7.07% (40)           112,096          7,924 (2)   4/25/01
Great Northeast Plaza                      9.04%                 17,812          1,744       6/1/06
Indian River Commons                       7.58%                  8,399            637 (41)  11/1/04
Indian River Mall                          7.58%                 46,602          3,532 (41)  11/1/04
Lakeland Square                            7.26%                 52,961          4,368       12/22/03
Lakeline Mall                              7.65%                 73,620          6,300       5/1/07
Lakeline Plaza - 1                         6.09% (42)            14,000            853 (2)   6/6/02
Northfield Square                          9.52%                 24,330          2,575       4/1/00
Ontario Mills - 1                          7.37% (7)  (43)       50,000          3,685 (2)   5/7/02
Ontario Mills - 2                          7.21% (7)  (44)       20,000          1,442 (2)   5/7/02
Ontario Mills - 3                          7.46% (19) (44)       50,000          3,730 (2)   5/7/02
Ontario Mills - 4                          0.00% (45)             4,450              0 (2)   12/28/09
Palm Beach Mall                            8.21%                 51,360          5,072       12/15/02
Plaza at Buckland Hills, The               7.22% (37)            17,680          1,276 (2)   11/30/05
Ridgewood Court                            7.22% (37)             7,980            576 (2)   11/30/05
Royal Eagle Plaza                          7.22% (37)             7,920            572 (2)   11/30/05
Seminole Towne Center                      6.88%                 70,500          4,850 (2)   1/1/06
Smith Haven Mall                           7.86%                115,000          9,039 (2)   6/1/06
Source, The                                7.07% (40)           108,428          7,665 (2)   7/16/01
Tower Shops, The                           7.72% (6)             15,755          1,216 (2)   3/13/99
Village Park Plaza                         7.22% (37)             8,960            647 (2)   11/30/05
West Town Corners                          7.22% (37)            10,330            746 (2)   11/30/05
West Town Mall                             6.90%                 76,000          5,244 (2)   5/1/08
Westchester, The                           8.74%                153,234         14,478       9/1/05
Westland Park Plaza                        7.22% (37)             4,950            357 (2)   11/30/05
Willow Knolls Court                        7.22% (37)             6,490            469 (2)   11/30/05
Yards Plaza, The                           7.22% (37)             8,270            597 (2)   11/30/05
                                                            -----------
Total Joint Venture Properties
   Indebtedness                                              $1,888,512 (46)
                                                            ===========



 (1)  Loans secured by these ten properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $196,521, with an annual debt service of $13,295, and weighted average interest rate of 6.77%.  The interest rate and maturity date of eight of these loans were reset in October 1997 and all ten  require monthly payments of interest only.
 (2)  Requires monthly payments of interest only.
 (3)  These ten properties are cross-defaulted.
 (4)  On January 31, 1997, the Operating Partnership closed on a restructure of these loans, which included repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature and paying down a total of $3,900 on two other Property loans with the same lender.
 (5)  Loans secured by these four properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $182,624, with an annual debt service of $15,905, and an interest rate of  7.0% except for Tippecanoe Mall, which bears interest at 8.45%.  During the term of these loans, there is amortization of a portion of the principal amount.
 (6)  LIBOR + 2.000%.
 (7)  LIBOR + 1.000%.
 (8)  LIBOR Capped at 5.000%.
 (9)  LIBOR + 1.500%.
(10)  LIBOR + 0.650%.
(11)  LIBOR Capped at 8.350%.
(12)  LIBOR + 0.300%.
(13)  LIBOR Capped at 9.500%. On January 6, 1998, the interest rate was swapped at an all-in-one fixed rate of 6.19%
(14)  LIBOR + 0.550%.
(15)  LIBOR Capped at 8.700%.
(16)  LIBOR + 0.500%.
(17)  LIBOR Swapped at 7.242%.
(18)  LIBOR + 1.375%.
(19)  LIBOR + 1.250%.
(20)  Lender also participates in a percentage of gross revenues above a specified base.
(21)  July 23, 2000 is the earliest date on which the lender may call the bonds.
(22)  On September 2, 1997, a refinancing was completed of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties.
      The refinancing was funded, in part, with the proceeds of this $225 million loan,  which is secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza,
      Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square
      and West Ridge Mall).
(23)  LIBOR + 0.365%.
(24)  Minimum LIBOR Cap at 12.553%.
(25)  $1,250,000 unsecured revolving credit facility.  Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the Operating Partnership's investment grade rating.  As of
        12/31/97 $284,300 was available, after outstanding borrowings and letters of credit.
(26)  Requires semi-annual payments of interest only.
(28)  LIBOR + 0.750%. In January 1998, the interest rate was swapped at 6.14% through maturity.
(28)  LIBOR + 0.750%. In March of 1998, the interest rate was reduced to LIBOR + 0.65%.
(29)  Includes minority interest partners' share ($132,824) of total consolidated indebtedness.
(30)  As defined in the accompanying consolidated financial statments, Joint Venture Properties are those accounted for using the equity method of accounting.
(31)  LIBOR + 1.300%.
(32)  Bank of Tokyo CD Rate + 0.900%.
(33)  PRIME + 1.250%.
(34)  LIBOR + 1.100%.
(35)  LIBOR + 0.440%.
(36)  LIBOR Capped at 8.810%.
(37)  Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0%
        over the then current yield of a six month treasury bill selected by the lender.
(38)  LIBOR + 0.700%.
(39)  Commercial Paper rate + 0.750%.
(40)  LIBOR + 1.350%.
(41)  Loans require monthly interest payments only until they begin amortizing November, 2000.
(42)  LIBOR + 0.375%.
(43)  LIBOR Swapped at 6.370%.
(44)  LIBOR Swapped at 6.210%.
(45)  Beginning January 2000, this note will bear interest at 6.00%.
(46)  Includes outside partners' share ($1,117,736) of indebtedness.

ITEM 3. LEGAL PROCEEDINGS

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the DRC Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the appeal is pending. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, it is not expected that this action will have a material adverse effect on the Company.

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

     Browning-Ferris Industries of Illinois, et al. v. Richard Ter Maat, et al.
v. Craig J. Cain, et al., Case No. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third-Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (the "Affiliate") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental response, Compensation and Liability Act of 1980, 42 U.S.C.
section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site. In February 1996, the Affiliate settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Pursuant to that settlement, the Company agreed that it would take part in a nonbinding arbitration or mediation at sometime in the future to allocate expenses incurred in remediating the Site. No such arbitration or mediation has yet been instituted. In addition, the Company has made a demand upon its insurer for indemnification with respect to the claims asserted against the Company in this matter. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

     MARKET INFORMATION

     The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "SPG". The quarterly price range for the shares on the NYSE and the distributions declared per share for each quarter in the last two fiscal years are shown below:
                                                     Declared
                    High        Low       Close    Distribution
                  ---------  ---------  ---------  -------------
        1996
     -----------
     1st Quarter   24 5/8     21 1/8     23 1/8       $0.4925
     2nd Quarter   24 3/4     22 1/8     24 1/2       $0.4925
     3rd Quarter   25 3/4     22 7/8     25 1/2       $0.1515 (1)
     4th Quarter     31       25 3/8       31         $0.4925

        1997
     -----------
     1st Quarter   32 3/4     28 3/8     30 1/4       $0.4925
     2nd Quarter     32       27 7/8       32         $0.5050
     3rd Quarter   34 3/8       29         33         $0.5050
     4th Quarter  33 15/16    28 7/8    32 11/16      $0.5050

     (1) Represents a distribution declared in the third quarter of 1996 related to the DRC Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per share.

     There is no established public trading market for the Company's Class B common stock or Class C common stock. Distributions per share of the Class B and Class C common stock were identical to those for the Company's common stock.

     HOLDERS

     The number of holders of record of the shares of common stock was 2,838 as of March 6, 1998. The Class B common stock is held entirely by a voting trust to which the Simons are parties and are exchangeable on a one-for-one basis into common stock. The Class C common stock is held entirely by The Edward J. DeBartolo Corporation and are also exchangeable on a one-for-one basis into common stock.

     DISTRIBUTIONS

     The Company qualifies as a REIT under the Code. To maintain its status as a REIT, the Company is required each year to distribute to its shareholders at least 95% of its taxable income after certain adjustments.

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

     UNREGISTERED SALES OF EQUITY SECURITIES

     The Company did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 1997, except as follows: On December 5, 1997, the Company issued 1,534,330 shares of common stock to an institutional investor in connection with a property acquisition. The foregoing transaction was exempt from registration under the Act in reliance on Section 4 (2).

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

     Other data management believes is important in understanding trends in the Company's business is also included in the table.

                                                     THE COMPANY                            PREDECESSOR
                            ------------------------------------------------------------    -----------
                                                                               DECEMBER 20
                                                                               TO DECEMBER   JANUARY 1
                                                                                   31,      TO DECEMBER
                                    FOR THE YEAR ENDED DECEMBER 31,                             19,
                            ------------------------------------------------   ----------   -----------
                             1997(1)      1996(1)      1995(1)       1994         1993         1993
                           -----------  -----------  -----------   ----------   ----------   ----------
OPERATING DATA:                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue               $1,054,167     $747,704     $553,657     $473,676      $18,424     $405,869
Income of the Operating
Partnership before
extraordinary items            203,133      134,663      101,505       60,308        8,707        6,912
Net income (loss) available
to common shareholders
                              $107,989      $72,561      $57,781      $23,377    $(11,366)      $33,101

BASIC EARNINGS PER COMMON
SHARE (2):
Income before extraordinary
items                            $1.08        $1.02        $1.08        $0.71        $0.11          N/A
Extraordinary items                 --       (0.03)       (0.04)       (0.21)       (0.39)          N/A
                           -----------  -----------  -----------   ----------   ----------
Net income (loss)                $1.08        $0.99        $1.04        $0.50      $(0.28)          N/A
Weighted average shares
outstanding                     99,920       73,586       55,312       47,012       40,950          N/A
DILUTED EARNINGS PER COMMON
SHARE (2):
Income before extraordinary      $1.08        $1.01        $1.08        $0.71        $0.11          N/A
items
Extraordinary items                 --       (0.03)       (0.04)       (0.21)       (0.39)          N/A
                           -----------  -----------  -----------   ----------   ----------
Net income (loss)                $1.08        $0.98        $1.04        $0.50      $(0.28)          N/A
Diluted weighted average
shares outstanding             100,304       73,721       55,422       47,214       40,957          N/A

DISTRIBUTIONS PER COMMON
SHARE (3)                        $2.01        $1.63        $1.97        $1.90            _          N/A

BALANCE SHEET DATA:
Cash and cash equivalents     $109,699      $64,309      $62,721     $105,139     $110,625          N/A
Total assets                 7,662,667    5,895,910    2,556,436    2,316,860    1,793,654          N/A
Mortgages and other
indebtedness                 5,077,990    3,681,984    1,980,759    1,938,091    1,455,884          N/A
Shareholders' equity        $1,556,862   $1,304,891     $232,946      $57,307      $29,521          N/A

OTHER DATA:
Cash flow provided by (used
in):
Operating activities          $370,907     $236,464     $194,336     $128,023          N/A          N/A
Investing activities       (1,243,804)    (199,742)    (222,679)    (266,772)          N/A          N/A
Financing activities           918,287     (35,134)     (14,075)      133,263          N/A          N/A
Funds from Operations (FFO)
of the Operating
Partnership (4)               $415,128     $281,495     $197,909     $167,761          N/A          N/A
FFO allocable to Company      $258,049     $172,468     $118,376      $92,604          N/A          N/A

NOTES
(1) Note 3 to the accompanying financial statements describes the DRC Merger, which occurred on August 9, 1996, and the 1997, 1996, and 1995 real estate acquisitions and development.
(2) Per share data is reflected only for the Company, because the historical combined financial statements of the Predecessor are a combined presentation of partnerships and corporations.
(3) Represents distributions declared per period. A distribution of $0.1515 per share was declared on August 9, 1996, in connection with the DRC
    Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per share.
(4) Please refer to Management's Discussion and Analysis of Financial
    Condition and Results of Operations for a definition of Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     OVERVIEW

     The financial results reported reflect the merger completed on August 9, 1996 (the "DRC Merger") of Simon Property Group, Inc. and DeBartolo Realty Corporation ("DRC"), in accordance with the purchase method of accounting, valued at $3.0 billion. The DRC Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use property. These properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA now owns interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of ten of the eleven SCA properties, and 50% of the remaining property.

     In addition, the Operating Partnership acquired ownership interests in or commenced operations of several other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting (the "Property Transactions"). The following is a listing of such transactions: On February 23, 1995, the Operating Partnership acquired an additional 50% interest in White Oaks Mall, increasing its ownership to 77%. On August 1, 1995, the Operating Partnership purchased the remaining 50% ownership in Crossroads Mall. On September 25, 1995, the Operating Partnership acquired the remaining 55% ownership in Knoxville Center. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall. On July 31, 1996, the Operating Partnership opened the wholly-owned Cottonwood Mall in Albuquerque, New Mexico. On August 29, 1997, the Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. (See "Liquidity and Capital Resources" for additional information regarding these transactions.)

RESULTS OF OPERATIONS

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

     Total revenue increased $306.5 million or 41.0% in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($234.1 million), the RPT acquisition ($30.6 million) and the Property Transactions ($28.4 million). Excluding these transactions, total revenues increased $13.4 million, which includes a $15.4 million increase in minimum rent and a $7.1 million increase in tenant reimbursements, partially offset by a $7.5 million decrease in other income. The $15.4 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.4 million increase in rents from tenants operating under license agreements. The $7.1 million increase in tenant reimbursements is partially offset by a net increase in recoverable expenses. The $7.5 million decrease in other income is primarily the result of decreases in lease settlement income ($3.0 million), interest income ($1.3 million) and gains from sales of peripheral properties ($1.7 million).

     Total operating expenses increased $160.9 million, or 38.7%, in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($113.5 million), the RPT acquisition ($15.9 million), the Property Transactions ($17.3 million), and the increase in depreciation and amortization ($10.1 million), primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

     Interest expense increased $85.6 million, or 42.4% in 1997 as compared to 1996. This increase is primarily as a result of the DRC Merger ($61.1 million), the RPT acquisition ($13.9 million) and the Property Transactions ($9.1 million).

     The $0.1 million gain from extraordinary items in 1997 is the net result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premiums ($8.4 million), partially offset by the acquisition of the contingent interest feature on four loans ($21.0 million) and prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt ($18.4 million). The $3.5 million extraordinary loss in 1996 is the result of write-offs of mortgage costs associated with early extinguishments of debt.

     Income (loss) from unconsolidated entities increased from $9.5 million in 1996 to $19.2 million in 1997, resulting from an increase in the Operating Partnership's share of M.S. Management Associates Inc.'s (the "Management Company") income ($5.0 million) and an increase in its share of income from partnerships and joint ventures ($4.6 million). The increase in Management Company income is primarily the result of income realized through marketing initiatives ($2.0 million) and the Operating Partnership's share of the Management Company's gains on sales of peripheral property ($1.9 million). The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the DRC Merger ($4.9 million), the RPT acquisition ($3.2 million), and the nonconsolidated joint-venture Properties acquired or commencing operations during 1997 ($5.0 million), partially offset by the increase in the amortization of the excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.8 million).

     Income of the Operating Partnership was $203.2 million in 1997, as compared to $131.1 million in 1996, reflecting an increase of $72.0 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Preferred distributions increased by $16.6 million to $29.2 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock on July 9, 1997, partially offset by a reduction in preferred distributions ($2.0 million) resulting from the conversion of the $100 million 8 1/8% Series A convertible preferred stock into 3,809,523 shares of common stock on November 11, 1997.

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Total revenue increased $194.0 million, or 35.0%, in 1996 as compared to 1995. Of this increase, $155.7 million and $37.7 million are attributable to the DRC Merger and the Property Transactions, respectively. The remaining increase includes net increases in minimum rent, lease settlements and miscellaneous income of $9.3 million, $1.8 million and $2.3 million, respectively, partially offset by a net decrease in tenant reimbursements of $11.8 million. The minimum rent increase results from increases of $1.50 and $0.36 in average base minimum rents per square foot for regional mall stores and community shopping centers, respectively. Regional mall store leases executed during 1996 were $4.86 per square foot greater than leases expiring; community shopping center leases were $2.02 greater.
     Total operating expenses increased $113.7 million, or 37.6%, in 1996 as compared to 1995. Of this increase, $85.1 million and $18.6 million are the result of the DRC Merger (including $7.2 million of integration costs) and the Property Transactions, respectively. The remaining $10.0 million increase is primarily the result of a net increase in depreciation and amortization ($8.9 million).
     Interest expense increased $52.0 million, or 34.6%, to $202.2 million for 1996 as compared to $150.2 million for 1995. Of this increase, $41.1 million and $15.4 million are attributable to the DRC Merger and the Property Transactions, respectively. In addition, the Operating Partnership realized incremental interest expenses in 1996 related to borrowings used to acquire additional ownership interests in and/or make equity investments in unconsolidated joint venture properties of $4.9 million. Offsetting these increases were interest savings realized as a result of restructuring the Operating Partnership's credit facilities, from the proceeds of the Company's 6,000,000 share common stock offering on April 19, 1995, and from the proceeds of the Series A preferred stock offering and a portion ($34.4 million) of the proceeds of the Series B preferred stock offering, which were used to pay down debt (described under "Financing and Debt").
     Income (loss) from unconsolidated entities increased from $1.4 million in 1995 to $9.5 million in 1996, primarily resulting from an increase in the Operating Partnership's share of the Management Company income ($9.2 million), partially offset by a decrease in its share of income from partnerships and joint ventures ($1.1 million). The increase in Management Company income is primarily the result of the DRC Merger ($4.4 million) and the Management Company's losses in 1995 related to the settlement of a mortgage receivable ($3.9 million) and the liquidation of a partnership investment ($1.0 million).
     Extraordinary items of $3.5 million in 1996 and $3.3 million in 1995 result from write-offs of mortgage costs associated with early extinguishments of debt.

     Income of the Operating Partnership increased from $98.2 million in 1995 to $131.1 million in 1996, an increase of $32.9 million, for the reasons discussed above, and was allocated to the Company based on the Company's ownership interest during the period.
     Preferred dividends increased by $11.2 million in 1996 as a result of the Company's issuance of $100 million of 8 1/8% Series A convertible preferred stock on October 27, 1995, and $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $109.7 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $284.3 million available after outstanding borrowings and letters of credit at December 31, 1997. The Company and the Operating Partnership also have access to public equity and debt markets. The Company has an equity shelf registration statement currently effective, under which $950 million in equity securities may be issued. The Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

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

     Sensitivity Analysis. The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments is primarily dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1997, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $14 million, and would decrease the fair value of debt by approximately $505 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $14 million, and would increase the fair value of debt by approximately $683 million.

     Financing and Debt

     At December 31, 1997, the Operating Partnership had consolidated debt of $5,078.0 million, of which $3,467.6 million is fixed-rate debt bearing interest at a weighted average rate of 7.4% and $1,610.4 million is variable-rate debt bearing interest at a weighted average rate of 6.4%. As of December 31, 1997, the Operating Partnership had interest rate protection agreements related to $430.4 million of consolidated variable-rate debt. In addition, swap arrangements on an additional $148 million of consolidated variable-rate debt were obtained in January of 1998. The Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $1.6 million for the year ended December 31, 1997. This did not materially impact the Operating Partnership's weighted average borrowing rates.

     Scheduled principal payments of consolidated mortgage indebtedness over the next five years is $2,638 million, with $2,442 million thereafter. The Company's ratio of consolidated debt-to-market capitalization was 46.0% and 41.5% at December 31, 1997 and 1996, respectively.

The following summarizes significant financing and refinancing transactions completed in 1997:

     Secured Indebtedness. On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four wholly-owned Properties. The transaction consisted of the payoff of one loan totaling $43.4 million, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21.0 million, and $3.9 million of principal reductions on two additional loans. This transaction, which was funded using the Credit Facility, resulted in an extraordinary loss of $23.2 million, including the write-off of deferred mortgage costs of $2.2 million.

     On May 15, 1997, the Operating Partnership refinanced approximately $140 million in existing debt on The Forum Shops at Caesar's. The new debt consists of three classes of notes totaling $180 million, with $90 million bearing interest at 7.125% and the other $90 million bearing interest at LIBOR plus 0.30%, all of which will mature on May 15, 2004. Approximately $40 million of the borrowings were placed in escrow to pay for construction costs required in connection with the development of the expansion of this project, which opened on August 29, 1997. As of December 31, 1997, $8.6 million remains in escrow.

     On June 5, 1997, the Operating Partnership closed a $115 million construction loan for The Shops at Sunset Place. The loan initially bears interest at LIBOR plus 1.25% and matures on June 30, 2000, with two one-year extensions available.

     On September 2, 1997, the Operating Partnership completed a refinancing of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties. The Operating Partnership funded this refinancing with the proceeds of a $225 million secured loan and borrowings of $294 million under the Credit Facility, which were later reduced with the proceeds from the sale of $180 million of notes issued on September 10, 1997, as described below. Subsequently, on December 22, 1997, the Operating Partnership retired the $225 million secured loan with the net proceeds from a $225 million series of multiclass mortgage pass-through certificates. This new facility includes six classes of certificates cross-collaterallized by the same seven Properties as the original $225 million secured loan and matures on December 19, 2004. Five of the six classes covering $175 million bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50 million class bearing interest at LIBOR plus 0.365%.

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

     Credit Facility. During 1997, the Operating Partnership obtained several improvements to its Credit Facility. The Credit Facility agreement was amended to increase the borrowing limit to $1.25 billion and reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.65%. In addition, the Credit Facility's competitive bid feature, which has further reduced interest costs, was increased from $150 million to $625 million.

     Medium Term Notes. On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100 million of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of this sale were used primarily to pay down the Credit Facility. On September 10, 1997, the Operating Partnership issued an additional $180 million principal amount of notes under its MTN program, which mature on September 20, 2007 and bear interest at 7.125% per annum. The Operating Partnership used the net proceeds of this offering to pay down the borrowings made under the Credit Facility.

     Equity Financings. On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. The Company intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Company contributed the net proceeds of this offering of approximately $146 million to the Operating Partnership in exchange for preferred units. The Operating Partnership used the net proceeds for the purchase of additional ownership interest in West Town Mall, to pay down the Credit Facility and for general working capital purposes.

     During 1997, the Company and the Operating Partnership issued 8,051,924 additional shares of common stock and 876,712 additional Units, respectively, in public and private offerings, at prices ranging from $30.09 to $33.25 per share, and generating net proceeds of approximately $286 million. The proceeds of such offerings were used primarily to acquire additional ownership interests in Properties and to repay existing indebtedness.

     Unsecured Notes. On July 17, 1997, the Operating Partnership completed a $250 million public offering, of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities. The first tranche was for $100 million at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150 million at 7% with a maturity of July 15, 2009. The notes pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios.

     On October 15, 1997, the SEC declared effective the Operating Partnership's registration statement, which provides for the offering, from time to time, of up to $1 billion aggregate public offering price of nonconvertible investment grade unsecured debt securities of the Operating Partnership. The net proceeds of such offerings may be used to fund property acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by the Operating Partnership. Subsequently, on October 22, 1997, the Operating Partnership completed the sale of $150 million of its eight-year non-convertible senior unsecured debt securities under this new $1 billion debt shelf registration. The notes bear interest at 6 7/8%, and mature on October 27, 2005. The notes pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Operating Partnership used $114.8 million of the net proceeds of approximately $147 million, along with an escrow refund of approximately $4 million to retire existing mortgages on Miller Hill Mall, Muncie Mall, and Towne West Square, with the remaining proceeds going to reduce the amount outstanding on the Credit Facility.

     Other. During 1997, in connection with the RPT acquisition, the Operating Partnership assumed consolidated mortgages of $123.5 million, unsecured debt totaling $275.0 million and a pro-rata share of joint venture mortgage indebtedness of $76.8 million.

     Acquisitions and Investment
     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Company will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for approximately $50 million using borrowings from the Credit Facility. The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock, and had a market value of $53.8 million at December 31, 1997. In connection with this transaction the Operating Partnership and Chelsea have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States.

     On July 10, 1997, the Operating Partnership acquired an additional 48% interest in West Town Mall in Knoxville, Tennessee for $67.4 million and 35,598 Units valued at approximately $1.1 million. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%.

     On August 8, 1997, a subsidiary of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square-foot super-regional mall in Miami, Florida for approximately $128 million. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock, valued at approximately $20 million. The remaining portion of the purchase price was financed using borrowings from the Credit Facility.

     As described previously, during 1997 the Operating Partnership completed the purchase of RPT and its subsidiary SCA, which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA now owns interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. The Operating Partnership now owns 100% of ten of the eleven SCA properties acquired, and a noncontrolling 50% interest in the remaining property. The total cost for the acquisition of RPT and related transactions is estimated at $1.3 billion, including shares of common stock valued at approximately $50 million, Units valued at approximately $25.3 million, the assumption of $398.5 million of consolidated indebtedness and the Operating Partnership's $76.8 million pro rata share of joint venture indebtedness.

     On December 29, 1997, the Operating Partnership formed a joint venture partnership with The Macerich Company ("Macerich") to acquire a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA. This transaction closed on February 27, 1998 at a total purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls. The Operating Partnership funded its share of the cash due at closing with a new six-month $242.0 million unsecured loan which bears interest at 6.42%. The Operating Partnership owns 50% of this joint venture.

     On December 30, 1997, the Operating Partnership acquired The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million, including the assumption of a $64.8 million mortgage. These Properties are wholly-owned by the Operating Partnership.

     On December 31, 1997, the Operating Partnership acquired the remaining 30% ownership interest in Virginia Center Commons as well as the management contract on that Property for a total of $2.3 million. The Operating Partnership now owns 100% of this Property.

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for $87.3 million, which included the assumption of a $28.9 million mortgage and 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     See Note 3 to the consolidated financial statements for 1996 and 1995 acquisition activity.

     Development Activity
     Development activities are an ongoing part of the Operating Partnership's business. The Operating Partnership opened one new regional mall, two value-oriented super-regional malls and one new community shopping center during 1997. On September 5, 1997, the Operating Partnership opened The Source, a 730,000 square-foot regional mall in Westbury (Long Island), New York. On October 31, 1997 the Operating Partnership opened Grapevine Mills, a 1.2 million square feet value-oriented super-regional mall in Grapevine (Dallas/Fort Worth), Texas, and on November 20, 1997, the Operating Partnership opened Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall in Tempe, Arizona. In March 1997, the Operating Partnership opened Indian River Commons, a 260,000 square-foot community shopping center in Vero Beach, Florida, which is immediately adjacent to an existing regional mall Property. The Operating Partnership has joint venture partners on each of these Properties and accounts for them using the equity method of accounting.

     Construction also continues on the following projects:
* The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October of 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $149 million project. Construction financing of $115 million closed on this property in June 1997. The loan initially bears interest at LIBOR plus 125 basis points and matures on June 30, 2000.
* Muncie Plaza, a 196,000 square-foot community center project, is scheduled to open in April of 1998 in Muncie, Indiana, adjacent to Muncie Mall. This approximately $14 million project is wholly-owned by the Operating Partnership.
* Lakeline Plaza, a 380,000 square-foot community center project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas, adjacent to Lakeline Mall. On January 30, 1998, the Operating Partnership increased its ownership interest in this approximately $34 million project from 50% to 65%.

     In addition, the Operating Partnership is in the preconstruction development phase on a new value-oriented super-regional mall, a factory outlet center and a new community center project. Concord Mills, an approximately $200 million development, is scheduled to open in 1999. This 1,400,000 square-foot value-oriented super-regional mall development project is 50%-owned by the Operating Partnership. Houston Premium Outlets is a 462,000 square-foot factory outlet project in Houston, Texas. This approximately $462 million project, of which the Operating Partnership has a 50% ownership interest in, is scheduled to begin construction in 1998 and open in 1999. The Shops at North East Mall, an approximately $55 million development, which is immediately adjacent to North East Mall, an existing regional mall in the Company's portfolio, is scheduled to open in Hurst, Texas, in 1999. This 391,000 square-foot development project is wholly-owned by the Operating Partnership.

     Strategic Expansions and Renovations

     A key objective of the Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1997, the Operating Partnership completed construction and opened fourteen major expansion and/or renovation projects: Alton Square in Alton, Illinois; Aventura Mall in Miami, Florida; Chautauqua Mall in Jamestown, New York; Columbia Center in Kennewick, Washington; The Forum Shops at Caesar's in Las Vegas, Nevada; Knoxville Center in Knoxville, Tennessee; La Plaza in McAllen, Texas; Muncie Mall in Muncie, Indiana; Northfield Square in Bradley, Illinois; Northgate Mall in Seattle, Washington; Orange Park Mall in Jacksonville, Florida; Paddock Mall in Ocala, Florida; Richmond Square in Richmond, Indiana; and Southern Park Mall in Youngstown, Ohio.

     The Operating Partnership currently has four major expansion projects under construction, and is in the preconstruction development stage with two additional major expansion projects. The aggregate cost of the projects is approximately $208 million.

* A 255,000 square-foot small shop expansion and the addition of a 24-screen
  AMC Theatre complex to Aventura Mall in Miami, Florida, are scheduled to open in March 1998. Lord & Taylor, Macy's, JCPenney and Sears are also expanding at this Property. In addition, the Operating Partnership added a Bloomingdales to this project in November of 1997. The Operating Partnership has a 33% ownership interest in this project.

* A 180,000 square-foot small shop expansion of The Florida Mall in Orlando, Florida, as well as the addition of Burdines, is scheduled for completion in the winter of 1999. The Operating Partnership has a 50% ownership interest in this project. Dillard's, Gayfers, JCPenney and Sears are also expanding.

* A 68,000 square-foot small shop expansion of Prien Lake Mall in Lake
  Charles, Louisiana, as well as the addition of Dillard's and Sears, is scheduled for completion in the winter of 1998. The Operating Partnership owns 100% of Prien Lake Mall.

     The Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction aggregating approximately $105 million, of which the Operating Partnership's share is approximately $100 million. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

     Capital Expenditures

     Capital expenditures, excluding acquisitions, were $330.9 million, $211.4 million and $102.9 million for the periods ended December 31, 1997, 1996 and 1995, respectively.
                                               1997        1996       1995
                                              -----       -----      -----
        New Developments                      $79.9       $80.1      $29.7
        Renovations and Expansions            196.6        86.3       38.9
        Tenant Allowances--Retail              36.7        24.0       17.2
        Tenant Allowances--Offices              1.2         6.1        4.3
        Capital Expenditures
        Recoverable from Tenants               12.9        11.4        8.0
        Other                                   3.6         3.5        4.8
        Total                                $330.9      $211.4     $102.9

     Distributions

     The Company declared distributions on its common stock in 1997 aggregating $2.01 per share. On January 23, 1998, the Company declared a distribution of $0.5050 per share of common stock payable on February 20, 1998, to shareholders of record on February 6, 1998. The current annual distribution rate is $2.02 per share of common stock. For federal income tax purposes, 35% of the 1997 common stock distributions and 64% of the 1996 common stock distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

     Investing and Financing Activities

     Cash used in investing activities for the year ended December 31, 1997 of $1,243.8 million is primarily the result of acquisitions of $980.4 million, $305.2 million of capital expenditures, advances to the Management Company of $18.4 million and other investing activities of $55.4 million, including $50.0 million for the purchase of Chelsea stock, partially offset by net distributions from unconsolidated entities of $97.7 million and cash received from the acquisition of RPT of $19.7 million. Cash paid for acquisitions includes $745.5 million for the RPT acquisition and related transactions, $108.0 million for Dadeland Mall, $66.3 million for West Town Mall and $60.6 million for the acquisition of The Fashion Mall at Keystone at the Crossing and Keystone Shoppes. Capital expenditures includes development costs of $62.6 million, including $31.0 million at The Shops at Sunset Place, $11.3 million at Muncie Plaza, $7.0 million at Cottonwood Mall and $11.2 million for the acquisition of the land ($9.2 million) and other development costs ($2.0 million) at The Shops at North East Mall. Also included in capital expenditures is renovation and expansion costs of approximately $191.6 million, including $34.7 million, $15.6 million, $15.1 million, $12.2 million, and $10.6 million for the phase II expansion of Forum Shops at Caesar's, Miami International Mall, Northgate Mall, Charles Towne Square and Knoxville Center, respectively, and tenant costs and other operational capital expenditures of approximately $51.0 million. Net distributions from unconsolidated entities is primarily due to reimbursements of $70.1 million and $38.8 million from Dadeland Mall and West Town Mall, respectively, as a result of mortgages obtained on those Properties during 1997.

     Cash received from financing activities for the year ended December 31, 1997 of $918.3 million includes net proceeds from the sales of the Company's common stock and Series C preferred stock of $344.4 million and net borrowings of $945.5 million, partially offset by distributions to shareholders and limited partners of $350.4 million and $21.0 million for the retirement of a contingent interest feature on four mortgage loans. Net borrowings were used primarily to fund the acquisition of RPT and the related transactions ($757.0 million), other acquisitions ($180.0 million) and development and investment activity.

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

     Total EBITDA for the Properties increased from $346.7 million in 1993 to $940.0 million in 1997, representing a compound annual growth rate of 28.2%. Of this growth, $336.8 million, or 56.8%, is a result of the DRC Merger and $34.5 million or 5.8% is a result of the RPT acquisition. The remaining growth in total EBITDA reflects the addition of GLA to the Portfolio Properties through property acquisitions, developments and expansions, increased rental rates, increased tenant sales, improved occupancy levels and effective control of operating costs. During this period, the operating profit margin increased from 58.6% to 64.4%. This improvement is also primarily attributable to aggressive leasing of new and existing space and effective control of operating costs.
     The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:

                                For the Year Ended December 31,
                                1997       1996      1995      1994       1993
                                                (in thousands)
EBITDA of consolidated
Properties                     $677,930   $467,292  $343,875  $290,243  $244,397
EBITDA of unconsolidated
Properties                      262,098    148,030    93,673    96,592   102,282
Total EBITDA of Portfolio
Properties (1)                 $940,028   $615,322  $437,548  $386,835  $346,679
EBITDA after minority
interest (2)                   $746,842   $497,215  $357,158  $307,372  $256,169
Increase in total EBITDA
from prior period                 52.8%      40.6%     13.1%     11.6%      9.5%
Increase in EBITDA after
minority interest from
prior period                      50.2%      39.2%     16.2%     20.0%     12.4%
Operating profit margin of
the Portfolio Properties
                                  64.4%  62.5% (3)     63.1%     61.9%     58.6%

    (1) On a pro forma basis, assuming the DRC Merger and the RPT acquisition and related transactions had occurred on January 1, 1996, EBITDA would be $1,019 million and $911 million in 1997 and 1996, respectively, representing an 11.8% growth.

    (2) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all Properties after distribution to the third-party joint ventures' partners.

    (3) The 1996 operating profit margin, excluding the $7.2 million merger integration costs, is 63.2%.

     FUNDS FROM OPERATIONS ("FFO")

     FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Company. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Company's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Company's liquidity. In March 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income in arriving at FFO. This modification was adopted by the Company beginning in 1996. Additionally the FFO for prior periods has been restated to reflect the modification in order to make the amounts comparative. Under the previous definition, FFO for the year ended December 31, 1995 was $208.3 million.

     The following summarizes FFO of the Operating Partnership and the Company and reconciles income of the Operating Partnership before extraordinary items to FFO for the periods presented:

                                        For the Year Ended December 31,
                                           1997        1996      1995
                                                  (in thousands)
FFO of the Operating Partnership           $415,128   $281,495   $197,909
                                          =========  =========  =========
Increase in FFO from prior period             47.5%      42.2%      18.0%
                                          =========  =========  =========
Reconciliation:
Income of the Operating Partnership
before extraordinary items                $203,133   $134,663   $101,505
Plus:
Depreciation and amortization from
consolidated properties                    200,084    135,226     92,274
The Operating Partnership's share of
depreciation and amortization and
extraordinary items from
unconsolidated affiliates                   46,760     20,159      6,466
Merger integration costs                        --      7,236         --
The Operating Partnership's share of
(gains) or losses on sales of real
estate                                        (20)       (88)      2,054
Less:
Minority interest portion of
depreciation, and amortization and
extraordinary items                        (5,581)    (3,007)    (2,900)
Preferred dividends                       (29,248)   (12,694)    (1,490)
                                         ---------  ---------  ---------
FFO of the Operating Partnership          $415,128   $281,495   $197,909
                                         =========  =========  =========
FFO allocable to the Company              $258,049   $172,468   $118,376
                                         =========  =========  =========

     PORTFOLIO DATA

     Operating statistics give effect to the DRC Merger and are based upon the business and properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopment. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume and Sales per Square Foot. From 1994 to 1997, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased 25.3% from $7,611 million to $9,539 million, a compound annual growth rate of 7.8%. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     The following illustrates the total reported sales of tenants at Owned
GLA:

                                     Total Tenant         Annual
                                       Sales (in        Percentage
      Year Ended December 31,          millions)         Increase
     -------------------------      --------------    --------------
               1997                     $9,539            20.4%
               1996                       7,921            3.6
               1995                       7,649            0.5
               1994                       7,611            4.7

     Regional mall sales per square foot increased 8.8% in 1997 to $315 as compared to $290 in 1996. In addition, sales per square foot of reporting tenants operating for at least two consecutive years ("Comparable Sales") increased from $298 to $318, or 6.7%, from 1996 to 1997. The Company believes its strong sales growth in 1997 is the result of its aggressive retenanting efforts and the redevelopment of many of the Properties. Sales per square foot at the community shopping centers decreased in 1997 to $183 as compared to $187 in 1996. Sales statistics for value-oriented super-regional malls are not provided as this category is comprised of new malls with insufficient history to provide meaningful comparisons.

     Occupancy Levels. Occupancy levels for regional malls increased from 84.7% at December 31, 1996, to 87.3% at December 31, 1997. Occupancy levels for value-oriented super-regional malls was 93.8% at December 31, 1997. Occupancy levels for community shopping centers decreased slightly, from 91.6% at December 31, 1996, to 91.3% at December 31, 1997. Owned GLA has increased 10.7 million square feet from December 31, 1996, to December 31, 1997, primarily as a result of the RPT acquisition, the acquisitions of Dadeland Mall, The Fashion Center at Keystone at the Crossing, and Keystone Shoppes and the 1997 Property openings.

                                           Occupancy Levels

                          --------------------------------------------------
                                            Value-Oriented      Community
                              Regional         Regional          Shopping
       December 31,            Malls             Malls           Centers
       -------------        -----------     --------------     -----------
           1997                 87.3%            93.8%             91.3%
           1996                 84.7              N/A              91.6
           1995                 85.5              N/A              93.6
           1994                 85.6              N/A              93.9

     Tenant Occupancy Costs. Tenant occupancy costs as a percentage of sales increased slightly from 11.4% in 1996 to 11.5% in 1997 in the regional mall portfolio, excluding the SCA Properties. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can pay higher rent. Management believes the Operating Partnership is one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. Management believes continuing efforts to increase sales while controlling property operating expenses will continue the trend of increasing rents at the Properties.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 28.7%, from $18.37 in 1994 to $23.65 in 1997. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.20 in 1997. In community shopping centers, average base rents of Owned GLA increased 4.5%, from $7.12 in 1994 to $7.44 in 1997.

     The following highlights this trend:

                                Average Base Rent per Square Foot

                       Mall and Freestanding Stores at:
                     -------------------------------------
                                         Value-
                                        Oriented           Community
     Year Ended      Regional      %    Regional      %    Shopping      %
    December 31,       Malls    Change    Malls    Change   Centers   Change
   --------------    --------   ------- ---------  ------- ---------  -------
        1997           $23.65    14.4%   $16.20      N/A     $7.44     (2.7%)
        1996            20.68     7.8      N/A       N/A      7.65      4.9
        1995            19.18     4.4      N/A       N/A      7.29      2.4
        1994            18.37     3.8      N/A       N/A      7.12      N/A

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

     YEAR 2000 COSTS

     Management continues to assess the impact of the year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19". Unless corrected, this shortcut would cause problems when the century date occurs. On that date, some computer programs may misinterpret the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, or stop processing altogether.

     To help facilitate the Operating Partnership's continued growth, substantially all of the computer systems and applications in use in its home office in Indianapolis have been, or are in the process of being, upgraded and modified. The Operating Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in its home office. The Operating Partnership continues to evaluate what effect, if any the Year 2000 Issue might have at its portfolio properties. The Operating Partnership anticipates that the process of reviewing this issue at the portfolio properties and the implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Operating Partnership does not expect to be material. Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Operating Partnership.

     DEFINITIVE MERGER AGREEMENT

     On February 19, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed in the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

     SEASONALITY

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

   Reference is made to Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources".

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

       Reports on Form 8-K

       Four Forms 8-K were filed during the fourth quarter ended
       December 31, 1997.

       On October 14, 1997. Under Item 5 - Other Events, the Company reported that its primary operating partnership and subsidiary, Simon DeBartolo Group, L.P., had completed its cash tender offer to purchase all of the outstanding beneficial interests in The Retail Property Trust. In addition, under Item 7 - Financial Statements and Exhibits, the Company included, as an exhibit, a press release which outlined additional information regarding the offer.

       On November 21, 1997. Under Item 5 - Other Events, the Company reported that it made available additional ownership and operational information concerning the Company, Simon DeBartolo Group, L.P. and the properties owned or managed as of September 30, 1997, in the form of a Supplemental Information package. A copy of the package was included as an exhibit to the 8-K filing.

       On November 24, 1997. Under Item 5 - Other Events, the Company announced the sale of 310,000 shares of its common stock to an institutional investor for $33.125 per share. In addition, under Item 7 - Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the sale.

       On December 23, 1997. Under Item 5 - Other Events, the Company announced the sale of 301,887 shares of its common stock to Legg Mason Wood Walker, Incorporated for $31.6344 per share. In addition, under Item 7 - Financial Statements and Exhibits, the Company made available, in the form of exhibits, certain documents relating to the sale.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Simon DeBartolo Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON DeBARTOLO GROUP, INC. (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon DeBartolo Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  /s/ ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 17, 1998

Balance Sheets
 Simon DeBartolo Group, Inc. Consolidated

(Dollars in thousands, except per share amounts)
                                                                    December 31,  December 31,
                                                                         1997         1996
                                                                     -----------   -----------
ASSETS:
  Investment properties, at cost                                      $6,867,354    $5,301,021
    Less - accumulated depreciation                                      461,792       279,072
                                                                     -----------   -----------
                                                                       6,405,562     5,021,949
  Cash and cash equivalents                                              109,699        64,309
  Restricted cash                                                          8,553         6,110
  Tenant receivables and accrued revenue, net                            188,359       166,119
  Notes and advances receivable from Management Company
      and affiliate                                                       93,809        75,452
  Investment in partnerships and joint ventures, at equity               612,140       394,409
  Investment in Management Company and affiliates                          3,192             -
  Other investment                                                        53,785             -
  Deferred costs and other assets                                        164,413       138,492
  Minority interest                                                       23,155        29,070
                                                                     -----------   -----------
       Total assets                                                   $7,662,667    $5,895,910
                                                                     ===========   ===========
LIABILITIES:
  Mortgages and other indebtedness                                    $5,077,990    $3,681,984
  Accounts payable and accrued expenses                                  245,121       170,203
  Cash distributions and losses in partnerships and joint
      ventures, at equity                                                 20,563        17,106
  Investment in Management Company and affiliates                              -         8,567
  Other liabilities                                                       67,694        72,876
                                                                     -----------   -----------
       Total liabilities                                               5,411,368     3,950,736
                                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP                  694,437       640,283

SHAREHOLDERS' EQUITY:

  Series A convertible preferred stock, 0 and 4,000,000 shares
      issued and outstanding, respectively                                     -        99,923

  Series B cumulative redeemable preferred stock, 9,200,000 shares
      authorized, 8,000,000 issued and outstanding                       192,989       192,989

  Series C cumulative redeemable preferred stock, 3,000,000 and 0,
      shares authorized issued and outstanding, respectively             146,072             -

  Common stock, $.0001 par value, 375,796,000 and 374,796,000, shares authorized and 106,439,001 and 93,676,415 issued and
      outstanding, respectively                                               10             9

  Class B common stock, $.0001 par value, 12,000,000 shares
      authorized, 3,200,000issued and outstanding                              1             1

  Class C common stock, $.0001 par value, 4,000 shares authorized,
      issued and outstanding                                                   -             -

  Capital in excess of par value                                       1,491,908     1,189,919
  Accumulated deficit                                                  (263,308)     (172,596)
  Unrealized gain on long-term investment                                  2,420             -
  Unamortized restricted stock award                                    (13,230)       (5,354)
                                                                    ------------  ------------
       Total shareholders' equity                                      1,556,862     1,304,891
                                                                    ------------  ------------
       Total liabilities, limited partners' interest and
           shareholders' equity                                       $7,662,667    $5,895,910
                                                                    ============  ============



The accompanying notes are an integral part of these statements.

Statements of Operations
 Simon DeBartolo Group, Inc. Consolidated

(Dollars in thousands, except per share amounts)


                                                   For the Year Ended December 31,
                                                    1997        1996       1995
REVENUE:
  Minimum rent                                    $641,352    $438,089   $307,857
  Overage rent                                      38,810      30,810     23,278
  Tenant reimbursements                            322,416     233,974    192,994
  Other income                                      51,589      44,831     29,528
                                                 ---------   ---------   --------
       Total revenue                             1,054,167     747,704    553,657
                                                 ---------   ---------   --------

EXPENSES:
  Property operating                               176,846     129,094     96,851
  Depreciation and amortization                    200,900     135,780     92,739
  Real estate taxes                                 98,830      69,173     53,941
  Repairs and maintenance                           43,000      31,779     24,614
  Advertising and promotion                         32,891      24,756     18,888
  Merger integration costs                               0       7,236          0
  Provision for credit losses                        5,992       3,460      2,858
  Other                                             18,678      14,914     12,630
                                                 ---------   ---------   ---------
       Total operating expenses                    577,137     416,192    302,521
                                                 ---------   ---------   ---------

OPERATING INCOME                                   477,030     331,512    251,136

INTEREST EXPENSE                                   287,823     202,182    150,224
                                                 ---------   ---------   ---------
INCOME BEFORE MINORITY INTEREST                    189,207     129,330    100,912

MINORITY INTEREST                                  (5,270)     (4,300)    (2,681)
GAINS ON SALES OF ASSETS, NET                           20          88      1,871
                                                 ---------   ---------   ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES              183,957     125,118    100,102

INCOME FROM UNCONSOLIDATED ENTITIES                 19,176       9,545      1,403
                                                 ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS                  203,133     134,663    101,505

EXTRAORDINARY ITEMS                                     58     (3,521)    (3,285)
                                                 ---------   ---------   ---------
INCOME OF THE OPERATING PARTNERSHIP                203,191     131,142     98,220

LESS--LIMITED PARTNERS' INTEREST IN
    THE OPERATING PARTNERSHIP                       65,954      45,887     38,949
                                                 ---------   ---------   ---------

NET INCOME                                         137,237      85,255     59,271

PREFERRED DIVIDENDS                               (29,248)    (12,694)    (1,490)
                                                 ---------   ---------   ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS       $107,989     $72,561    $57,781
                                                 =========   =========   =========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items                  $1.08       $1.02      $1.08
  Extraordinary items                                 0.00      (0.03)     (0.04)
                                                 ---------   ---------   ---------
  Net income                                         $1.08       $0.99      $1.04
                                                 =========   =========   =========

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items                  $1.08       $1.01      $1.08
  Extraordinary items                                 0.00      (0.03)     (0.04)
                                                 ---------   ---------   ---------
  Net income                                         $1.08       $0.98      $1.04
                                                 =========   =========   =========

The accompanying notes are an integral part of these statements.

Statements of Shareholders' Equity
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)

                                                           All                                Unrealized
                                                       Classes of   Capital in                 Gain on    Unamortized     Total
                                            Preferred    Common      Excess of   Accumulated  Long-Term   Restricted  Shareholders'
                                              Stock       Stock      Par Value     Deficit    Investment  Stock Award    Equity
                                           ----------- -----------  -----------  -----------  ----------- -----------  ------------


Balance at December 31, 1994                        $-          $6     $135,565    ($78,264)           $-          $-       $57,307

 Stock options exercised (6,876 shares)                                     164                                                 164
 Common stock issued, net
   of issuance costs (9,797,563 shares)                          1      221,416                         -                   221,417
 Series A Preferred stock issued, net of
   issuance costs (4,000,000 shares)            99,923                                                                       99,923
 Stock incentive program (143,311 shares)                                 3,608                               (3,605)             3
 Amortization of stock incentive                                                                                  918           918
 Transfer out of limited partners' interest
    in the Operating Partnership                                       (94,035)                                            (94,035)
 Net income                                                                           59,271                                 59,271
 Distributions                                                                     (112,022)                              (112,022)
                                           ----------- -----------  -----------  -----------  ----------- -----------  ------------
Balance at December 31, 1995                    99,923           7      266,718    (131,015)            -     (2,687)       232,946

 Stock options exercised (372,151 shares)                                 8,677                                               8,677
 Common stock issued in connection
   with DRC Merger (37,873,965 shares)                           3      922,276                                             922,279
 Class C Common stock issued in
   connection with DRC Merger (4,000 shares)                                100                                                 100
 Common stock issued in connection with
   severance program (70,074 shares)                                      1,841                                               1,841
 Series B Preferred stock issued, net of
   issuance costs (8,000,000 shares)           192,989                                                                      192,989
 Stock incentive program (200,030 shares)                                 4,751                               (4,751)             -
   Amortization of stock incentive                                                                              2,084         2,084
 Transfer out of limited partners' interest
    in the Operating Partnership                                       (14,382)                                            (14,382)
 Net income                                                                           85,255                                 85,255
 Distributions                                                                     (126,836)                              (126,836)
 Other                                                                     (62)                                                (62)
                                           ----------- -----------  -----------  -----------  ----------- -----------  ------------
Balance at December 31, 1996                   292,912          10    1,189,919    (172,596)            -     (5,354)     1,304,891

 Common stock issued to the public
   (5,858,887 shares)                                            1      190,026                                             190,027
 Common stock issued in connection
   with acquisitions (2,193,037 shares)                                  70,000                                              70,000
 Stock options exercised (369,902 shares)                                 8,625                                               8,625
 Other common stock issued(82,484 shares)                                 2,268                                               2,268
 Stock incentive program (448,753 shares)                                14,016                              (13,262)           754
 Amortization of stock incentive                                                                                5,386         5,386
 Series C Preferred stock issued
   (3,000,000 shares)                          146,072                                                                      146,072
 Conversion of Series A Preferred stock
   into 3,809,523 shares of common stock      (99,923)                   99,923                                                   -
 Transfer out of limited partners' interest
   in the Operating Partnership                                        (82,869)                                            (82,869)
 Unrealized gain on long-term investment                                                            2,420                     2,420
 Net income                                                                          137,237                                137,237
 Distributions                                                                     (227,949)                              (227,949)
                                           ----------- -----------  -----------  -----------  ----------- -----------  ------------
Balance at December 31, 1997                  $339,061         $11   $1,491,908   ($263,308)       $2,420   ($13,230)    $1,556,862
                                           =========== ===========  ===========  ===========  =========== ===========  ============

The accompanying notes are an integral part of these statements.

Statements of Cash Flows
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)


                                                                     For the Year Ended December 31,
                                                                     1997          1996         1995
                                                                 -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $137,237      $85,255      $59,271
    Adjustments to reconcile net income to net cash
     provided by operating activities_
      Depreciation and amortization                                 208,539      143,582      101,262
      Extraordinary items                                               (58)       3,521        3,285
      Gains on sales of assets, net                                     (20)         (88)      (1,871)
      Limited partners' interest in Operating Partnership            65,954       45,887       38,949
      Straight-line rent                                             (9,769)      (3,502)      (1,126)
      Minority interest                                               5,270        4,300        2,681
      Equity in income of unconsolidated entities                   (19,176)      (9,545)      (1,403)
    Changes in assets and liabilities_
      Tenant receivables and accrued revenue                        (23,284)      (6,422)       5,502
      Deferred costs and other assets                               (30,203)     (12,756)     (14,290)
      Accounts payable, accrued expenses and other
        liabilities                                                  36,417      (13,768)       2,076
                                                                  -----------  -----------  -----------
  Net cash provided by operating activities                         370,907      236,464      194,336
                                                                  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                     (980,427)     (56,069)     (88,272)
  Capital expenditures                                             (305,178)    (195,833)     (98,220)
  Cash from DRC Merger, acquisitions and consolidation
    of joint ventures, net                                           19,744       37,053        4,346
  Change in restricted cash                                          (2,443)       1,474            0
  Proceeds from sale of assets                                          599          399        2,550
  Investments in unconsolidated entities                            (47,204)     (62,096)     (22,180)
  Distributions from unconsolidated entities                        144,862       36,786        6,214
  Investments in and advances (to)/from Management
    Company                                                         (18,357)      38,544      (27,117)
  Other investing activities                                        (55,400)           0            0
                                                                  -----------  ----------- ------------
Net cash used in investing activities                            (1,243,804)    (199,742)    (222,679)
                                                                 ------------  ----------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common and preferred
    stock, net                                                      344,438      201,704      242,377
  Minority interest distributions, net                                 (219)      (5,115)      (3,680)
  Distributions to shareholders                                    (227,949)    (166,640)    (104,785)
  Distributions to limited partners                                (122,442)     (90,763)     (72,941)
  Mortgage and other note proceeds, net of
     transaction costs                                            2,976,222    1,293,582      456,520
  Mortgage and other note principal payments                     (2,030,763)  (1,267,902)    (531,566)
  Other refinancing transaction                                     (21,000)           0            0
                                                                 ------------  -----------  -----------
  Net cash provided by (used in) financing activities               918,287      (35,134)     (14,075)
                                                                 ------------  -----------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      45,390       1,588      (42,418)

CASH AND CASH EQUIVALENTS, beginning of period                        64,309      62,721      105,139
                                                                 ------------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period                            $109,699     $64,309      $62,721
                                                                 ============  ===========  ===========
The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. ORGANIZATION

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC"), The Edward J. DeBartolo Corporation and their affiliates as the result of the DRC Merger. (see Note 3)

     Simon DeBartolo Group, L.P. ("the Operating Partnership") is a subsidiary partnership of the Company. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. On December 31, 1997, Simon Property Group, L.P., a Delaware limited partnership ("SPG, LP"), merged (the "Partnership Merger") into the Operating Partnership. Prior to the Partnership Merger, the Operating Partnership and the Company held all of the partnership interests of SPG, LP, which held interests in certain of the Portfolio Properties (as defined below). As a result of the Partnership Merger, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company (described below).

     As of December 31, 1997, the Operating Partnership owns or holds an interest in 202 income-producing properties, which consist of 120 regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls in 33 states (the "Properties"). The Operating Partnership also owns interests in one specialty retail center and two community centers currently under construction and nine parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1997 and 1996, the Company's ownership interest in the Operating Partnership was 63.9% and 61.4%, respectively. The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company.

     The Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1997, 248 of the approximately 715 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the Operating Partnership and the Chief Operating Officer of another of these retailers is a director of the Company.

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly-owned qualified REIT subsidiaries and its majority-owned subsidiary, the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Company's assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the Operating Partnership ("Minority Interest Properties") are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests ("Joint Venture Properties") and the investment in the Management

Company (see Note 7) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net operating results of the Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' ownership interests. The Company's weighted average ownership interest in the Operating Partnership during 1997, 1996 and 1995 was 62.1%, 61.2% and 60.3%, respectively. At December 31, 1997 and 1996, the Company's ownership interest was 63.9% and 61.4%, respectively.

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

3. THE DRC MERGER AND REAL ESTATE ACQUISITIONS AND DEVELOPMENTS

          THE DRC MERGER

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. This portion of the transaction was valued at approximately $923,179, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to Simon DeBartolo Group, Inc.

     In connection with the DRC Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,641 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

     Upon completion of the DRC Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became the managing general partner of SPG, LP with 24.3% (37,873,965 Units in SPG, LP) of the outstanding partnership Units in SPG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became a special limited partner in SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the DRC Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

     For financial reporting purposes, the completion of the DRC Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price was allocated to the fair value of the assets and liabilities. Final adjustments to the purchase price allocation were not completed until 1997, however no material changes were recorded in 1997.

     Although the Company was the accounting acquirer, SDG, LP (formerly DRP,
LP) became the primary operating partnership through which the business of the Company is being conducted. As a result of the DRC Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP was absorbed by public company costs and related expenses incurred by the Company. However, because the Company was the accounting acquirer and, upon completion of the DRC Merger, acquired majority control of SDG, LP; SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by the Company and for all pre-Merger comparative periods, the financial statements of SDG, LP reflect the financial statements of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

     As described in Note 1, on December 31, 1997, SPG, LP merged into the Operating Partnership and as a result, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company.

          ACQUISITIONS

     On January 26, 1998, the Operating Partnership acquired a regional mall in Pensacola, Florida for $87,283, which included Units valued at $55,523 and the assumption of $28,935 of mortgage indebtedness.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA now owns interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. At the completion of these transactions, the Operating Partnership now owns 100% of ten of the eleven SCA properties, and a noncontrolling 50% ownership interest in the remaining property. The total cost for the acquisition of RPT and related transactions is estimated at $1,300,000, which includes shares of common stock of the Company valued at approximately $50,000, Units valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness and the Operating Partnership's pro rata share of joint venture indebtedness of $76,750. Final adjustments to the purchase price allocation were not completed at December 31, 1997. While no material changes to the allocation are anticipated, changes will be recorded in 1998.

     Also in 1997, the Operating Partnership acquired a 100% ownership interest in the Fashion Mall at Keystone at the Crossing, along with an adjacent community center, the remaining 30% ownership interest and management contract of Virginia Center Commons, a noncontrolling 50% ownership of Dadeland Mall and an additional noncontrolling 48% ownership interest of West Town Mall, increasing its total ownership interest to 50%. The Operating Partnership paid an aggregate purchase price of approximately $322,000 for these Properties, which included Units valued at $1,100, common stock of the Company valued at approximately $20,000 and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash.

     In 1996, the Operating Partnership acquired the remaining 50% ownership interest in two regional malls at an aggregate purchase price of $113,100 plus 472,410 Units.

     During 1995, the Operating Partnership acquired the remaining ownership interest in two regional malls, an additional controlling 50% interest in a third mall and a controlling 75% ownership interest in a joint venture redevelopment project. The aggregate purchase price for the regional mall interests acquired included $18,500; 2,142,247 Units; and the assumption of $41,250 of mortgage indebtedness. The 75% interest in the redevelopment project was acquired for $11,406.

          DEVELOPMENTS

     During 1997, the Operating Partnership opened four new Joint Venture Properties at an aggregate cost of approximately $550,000 (of which the Operating Partnership's share was approximately $206,000): Indian River Commons, an approximately 265,000 square-foot community center, which is immediately adjacent to an existing regional mall Property, opened in March of 1997; The Source, an approximately 730,000 square-foot regional mall opened in September; Grapevine Mills, a 1.5 million square-foot value-oriented super-regional mall, opened in October; and Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall, opened in November.

     During 1996, the Operating Partnership opened one new approximately $75,000 Wholly-Owned Property and three Joint Venture Properties at an aggregate cost of approximately $250,000 (of which the Operating Partnership's share was approximately $83,000): Cottonwood Mall, an approximately 750,000 square-foot wholly-owned regional mall opened in July; Ontario Mills, an approximately 1.3 million square-foot value oriented super-regional mall, opened in November; Indian River Mall, an approximately 750,000 square-foot regional mall, also opened in November; and The Tower Shops, an approximately 60,000 square-foot specialty retail center, opened in November as well.

     The Operating Partnership also opened three new Joint Venture Properties during 1995 at an aggregate cost of approximately $370,000 (of which the Operating Partnership's share was approximately $133,000): Circle Centre, an approximately 800,000 square-foot regional mall, opened in September; Seminole Towne Center, an approximately 1.1 million square-foot regional mall, also opened in September; and Lakeline Mall, an approximately 1.1 million square-foot regional mall, opened in October.

          PRO FORMA

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Company as if the DRC Merger and the RPT acquisition had occurred as of January 1, 1996, and were carried forward through December 31, 1997. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the DRC Merger and the RPT acquisition had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                     1997         1996
                                                 -----------  -----------
Revenue                                           $1,172,082   $1,099,903
Net income of the Operating Partnership              195,372      154,229
Net income available to holders of common stock      103,118       86,845
Net income per share                                   $1.02        $0.89
Net income per share - assuming dilution               $1.02        $0.89
Weighted average number of shares of common
stock outstanding                                101,353,723   97,991,599
Weighted average number of shares of common
stock outstanding - assuming dilution            101,737,787   98,127,131

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          INVESTMENT PROPERTIES

     Investment Properties are recorded at the lower of cost (predecessor cost for Properties acquired from Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons")) or net realizable value. Net realizable value of investment Properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements.

     Investment Properties include costs of acquisitions, development and predevelopment, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead. Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life, which is generally 35 years or the term of the applicable tenant's lease in the case of tenant inducements. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

          CAPITALIZED INTEREST

     Interest is capitalized on projects during periods of construction. Interest capitalized by the Company during 1997, 1996 and 1995 was $11,589, $5,831 and $1,515, respectively.

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

                                       DECEMBER 31,

                                 ------------------------

                                    1997         1996
                                 ----------   ----------
Deferred financing costs            $72,348       $64,931
Leasing costs and other             121,060        97,380
                                 ----------   ----------
                                    193,408       162,311
Lessaccumulated amortization         87,666        70,386
                                 ----------   ----------
       Deferred costs, net         $105,742       $91,925
                                 ==========    ==========

     Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $8,338, $8,434 and $8,523 for 1997, 1996 and 1995, respectively, and has been reduced by amortization of debt premiums and discounts of $699, $632 and $0 for 1997, 1996 and 1995, respectively.

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

          ALLOWANCE FOR CREDIT LOSSES

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1997, 1996 and 1995 was as follows:

                     Balance at    Provision     Accounts      Balance at
                     Beginning     for Credit     Written        End of
     Year Ended       of Year        Losses         Off           Year

  December 31, l997      $7,918        $5,992        $(106)       $13,804

  December 31, l996      $5,485        $3,460      $(1,027)        $7,918

  December 31, l995      $4,169        $2,858      $(1,542)        $5,485

          INCOME TAXES

     The Company and certain of its subsidiaries are taxed as a REIT's under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification for 1994 and subsequent years. In order to maintain qualification as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. It is the intention of management to continue to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates. State income taxes were not significant in 1997, 1996, or 1995.

          PER SHARE DATA

     The Company adopted SFAS No. 128 (Earnings Per Share) in the current period. Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares used in the computation for 1997, 1996 and 1995 was 99,920,280; 73,585,602; and 55,312,078, respectively. In accordance with SFAS No. 128, diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The diluted weighted average number of shares used in the computation for 1997, 1996 and 1995 was 100,304,344; 73,721,134; and 55,421,692,
respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances and therefore are not dilutive (see Note 11). The Company's Series A, Series B and Series C preferred stock have not been considered in the computations of diluted earnings per share for any of the periods presented, as they did not have a dilutive effect. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Company is due entirely to the effect of outstanding options under both the Employee Plan and the Director Plan (see Note 11). There were no changes in earnings from basic earnings per share to diluted earnings per share for any of the periods presented.

     It is the Company's policy to accrue distributions when they are declared. The Company declared distributions in 1997 aggregating $2.01 per share. In 1996 accrued distributions totaled $1.63 per share, which included a $0.1515 distribution on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per share. The following is a summary of distributions per share declared in 1997 and 1996, which represented a return of capital measured using generally accepted accounting principles:


                                       FOR THE YEAR ENDED
                                          DECEMBER 31,

                                       -------      --------
  DISTRIBUTIONS PER SHARE              1997         1996
                                       -------      --------
  From book net income                   $1.08         $0.99
  Representing return of capital          0.93          0.64
                                       -------      --------
     Total distributions                 $2.01         $1.63
                                       =======      ========

     On a federal income tax basis, 35% of the 1997 distributions and 64% of the 1996 distributions represented return of capital.

          STATEMENTS OF CASH FLOWS

     For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $8,553 and $6,110 as of December 31, 1997 and 1996, respectively. Cash is restricted at December 31, 1997 primarily to pay for construction costs for the phase II expansion of The Forum Shops at Caesar's, and in 1996 cash was restricted primarily for renovations, redevelopment and other activities of the 17 properties which collateralized the commercial pass-through certificates that were retired in 1997 (see Note 9).

     Cash paid for interest, net of any amounts capitalized, during 1997, 1996 and 1995 were $282,501; $197,796; and $142,345, respectively.

          NONCASH TRANSACTIONS

     Please refer to Notes 3 and 11 for a discussion of noncash transactions.

          RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

5. INVESTMENT PROPERTIES

     Investment properties consist of the following:

                                                  DECEMBER 31,
                                               1997          1996
                                            -----------   -----------
  Land                                       $1,253,953    $1,003,221
  Buildings and improvements                  5,560,112     4,270,244
                                            -----------   -----------
  Total land, buildings and improvements      6,814,065     5,273,465

  Furniture, fixtures and equipment              53,289        27,556
                                            -----------   -----------
  Investment properties at cost               6,867,354     5,301,021
  Less_accumulated depreciation                 461,792       279,072
                                            -----------   -----------
  Investment properties at cost, net         $6,405,562    $5,021,949
                                            ===========   ===========


     Building and improvements includes $158,609 and $86,461 of construction in progress at December 31, 1997 and 1996, respectively.


6. INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES

     As of December 31, 1997 and 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $364,119 and $232,927, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1997 and 1996 was $13,878 and $5,127, respectively.

     Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.

                                                        DECEMBER 31,
                                                 -------------------------
BALANCE SHEETS                                      1997           1996
ASSETS:                                           ----------     ----------
Investment properties at cost, net                $2,734,686     $1,887,555
Cash and cash equivalents                            101,582         61,267
Tenant receivables                                    87,008         58,548
Other assets                                          71,873         69,365
                                                  ----------     ----------
Total assets                                      $2,995,149     $2,076,735
                                                  ==========     ==========
LIABILITIES AND PARTNERS' EQUITY:
Mortgages and other notes payable                 $1,888,512     $1,121,804
Accounts payable, accrued expenses and other
  liabilities                                        212,543        213,394
                                                  ----------     ----------
Total liabilities                                  2,101,055      1,335,198
  Partners' equity                                   894,094        741,537
                                                  ----------     ----------
Total liabilities and partners' equity            $2,995,149     $2,076,735
                                                  ==========     ==========
THE OPERATING PARTNERSHIP'S SHARE OF:
Total assets                                      $1,009,691       $602,084
                                                  ==========     ==========
Partners' equity                                    $227,458       $144,376
Add: Excess Investment                               364,119        232,927
                                                  ----------     ----------
Operating Partnership's net Investment in Joint
  Ventures                                          $591,577       $377,303
                                                  ==========     ==========

                                             FOR THE YEAR ENDED DECEMBER 31,

                                            --------------------------------

   STATEMENTS OF OPERATIONS                   1997        1996        1995

REVENUE:                                    --------     --------    --------
  Minimum rent                              $256,100     $144,166     $83,905
  Overage rent                                10,510        7,872       2,754
  Tenant reimbursements                      120,380       73,492      39,500
  Other income                                19,364       11,178      13,980
                                            --------     --------    --------
Total revenue                                406,354      236,708     140,139

OPERATING EXPENSES:
  Operating expenses and other               144,256       88,678      46,466
  Depreciation and amortization               85,423       50,328      26,409
                                            --------     --------    --------
Total operating expenses                     229,679      139,006      72,875
                                            --------     --------    --------
OPERATING INCOME                             176,675       97,702      67,264
INTEREST EXPENSE                              96,675       48,918      28,685
EXTRAORDINARY ITEMS                          (1,925)      (1,314)     (2,687)
                                            --------     --------    --------
NET INCOME                                   $78,075      $47,470     $35,892
                                            ========     ========    ========
THIRD-PARTY INVESTORS' SHARE OF NET INCOME
                                              55,507       38,283      30,752
                                            --------     --------    --------
THE OPERATING PARTNERSHIP'S SHARE
   OF NET INCOME                             $22,568       $9,187      $5,140
AMORTIZATION OF EXCESS INVESTMENT             13,878        5,127          --
                                            --------     --------    --------
INCOME FROM UNCONSOLIDATED ENTITIES           $8,690       $4,060      $5,140
                                            ========     ========    ========

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

7. INVESTMENT IN MANAGEMENT COMPANY

     The Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one Wholly-Owned Property and 27 Minority Interest and Joint Venture Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Because the Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.

     In connection with the DRC Merger, the Management Company purchased 95% of the voting stock (665 shares of common stock) of DeBartolo Properties Management, Inc. ("DPMI"), a DRC management company, for $2,500 in cash. DPMI provides architectural, design, construction and other services primarily to the Properties. During 1996, DPMI formed a captive insurance company, which provided property damage and general liability insurance for certain Properties in 1997 and 1996. The Operating Partnership paid a total of $9,628 and $2,383 to this wholly-owned subsidiary of the Management Company for insurance coverage during 1997 and 1996, respectively. The Management Company accounts for both DPMI and the captive insurance company using the consolidated method of accounting.

     During 1995, the Management Company liquidated its interest in a partnership investment which held a 9.8-acre parcel of land, resulting in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land, for which the Management Company held a mortgage, was sold in December 1995, resulting in a loss of $3,949 for the Management Company.

     Management, development and leasing fees charged to the Operating Partnership relating to the Minority Interest Properties were $8,343, $6,916 and $5,353 for the years ended December 31, 1997, 1996 and 1995, respectively. Architectural, contracting and engineering fees charged to the Operating Partnership for 1997 and 1996 were $67,258 and $21,650, respectively. Fees for services provided by the Management Company to MSA were $3,073, $4,000 and $4,572 for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996, total notes receivable and advances due from the Management Company and consolidated affiliates were $93,809 and $75,452, respectively, which included $11,474 due from DPMI in 1997 and 1996. Unpaid interest income receivable from the Management Company at December 31, 1997 and 1996, was $485 and $0, respectively. All preferred dividends due from the Management Company were paid by December 31, 1997 and 1996.

     Summarized consolidated financial information of the Management Company and a summary of the Operating Partnership's investment in and share of income
(loss) from the Management Company follows.


                                                         DECEMBER 31,
                                                     --------------------
BALANCE SHEET DATA:                                    1997         1996
                                                      --------     --------
Total assets                                          $137,750     $110,263
Notes payable  to the Operating Partnership at 11%,     66,859       63,978
  due 2008
Shareholders' equity (deficit)                             482     (11,879)

THE OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                        $128,596      $96,316
                                                      ========     ========
  Shareholders' equity (deficit)                        $3,088    $(13,567)
                                                      ========     ========

                                                  FOR THE YEAR ENDED DECEMBER 31,
  OPERATING DATA:                                   1997        1996       1995
                                                   -------     -------    --------
  Total revenue                                     85,542      78,665      43,118
  Operating Income                                  13,766       9,073       1,986
                                                   -------     -------    --------
  Net Income (Loss) Available for
    Common Shareholders                            $12,366      $7,673    $(4,321)
                                                   =======     =======    ========
 The Operating Partnership's Share of Net Income
  (Loss) after intercompany profit elimination
                                                   $10,486      $5,485    $(3,737)
                                                   =======     =======    ========

     The Operating Partnership manages substantially all Wholly-Owned Properties and substantially all of the Minority Interest and Joint Venture Properties that were owned by DRC prior to the DRC Merger, and, accordingly, it reimburses the Administrative Services Partnership ("ASP"), a subsidiary of the Management Company, for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees (other than direct field personnel) are employed by ASP which is owned 1% by the Operating Partnership and 99% by the Management Company. The Management Company records costs net of amounts reimbursed by the Operating Partnership. Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Operating Partnership's share of allocated common costs was $35,341, $29,262 and $21,874 for 1997, 1996 and 1995, respectively.

     Amounts payable by the Operating Partnership under the cost-sharing arrangement and management contracts were $1,725 and $3,288 at December 31, 1997 and 1996, respectively, and are reflected in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.



8. OTHER INVESTMENT

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for $50,000 using borrowings from the Operating Partnership's Credit Facility (see below). The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Operating Partnership's shares of Chelsea stock are classified as `available-for-sale securities'. Accordingly, the investment is being reflected at its market value of $53,785, as of December 31, 1997, in the accompanying consolidated balance sheets in other investments. Management currently does not intend to sell these securities. The unrealized gain of $3,785, of which the Company's share was $2,420, is reflected in shareholders' equity, with the remaining $1,365 being reflected in the limited partners' interest in the Operating Partnership.

9. INDEBTEDNESS

     Mortgages and other notes payable consist of the following:

                                               December 31,
                                            1997          1996
 FIXED-RATE DEBT                         -----------    ----------

 Mortgages, net                           $2,006,552    $2,076,428
 Unsecured public notes, net                 905,547       249,161
 Medium-term notes, net                      279,229            --
 Commercial mortgage pass-through
  certificates, net                          175,000       377,650
 6 3/4% Putable Asset Trust
  Securities, net                            101,297       101,472
                                         -----------    ----------
Total fixed-rate debt                      3,467,625     2,804,711

 VARIABLE-RATE DEBT

 Mortgages, net                              451,820       561,985

 Credit facility                             952,000       230,000

 Unsecured term loans                        133,000            --

 Commercial mortgage pass-through             50,000        85,288
  certificates, net

 Construction loan                            23,545            --
                                         -----------    ----------
Total variable-rate debt                    1,610,365       877,273
                                          -----------    ----------
  Total mortgages and other notes
  payable                                 $5,077,990    $3,681,984
                                         ===========    ==========

          FIXED-RATE DEBT

     Mortgage Loans & Other Notes. The fixed-rate mortgage loans bear interest ranging from 5.81% to 10.00% (weighted average of 7.71% at December 31, 1997), require monthly payments of principal and/or interest and have various due dates through 2027 (average maturity of 6.5 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse and certain ones have partial guarantees by affiliates of approximately $583,158. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

     Unsecured Notes. The Operating Partnership has consolidated nonconvertible investment-grade unsecured debt securities aggregating $905,547 (the "Notes") at December 31, 1997. The Notes pay interest semiannually, and bear interest rates ranging from 6.75% to 7.625% (weighted average of 6.95%), and have various due dates through 2009 (average maturity of 8.2 years). Certain of the Notes are guaranteed by the Operating Partnership and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

     The Operating Partnership currently has $850,000 remaining available for issuance on its $1,000,000 shelf registration with the SEC, which became effective in October 1997.

     Medium-Term Notes. On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100,000 of notes under the MTN program, which bear interest at 7.125% and have a stated maturity of June 24, 2005. On September 10, 1997, the Operating Partnership issued an additional $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The net proceeds from each of these sales were used primarily to pay down the Credit Facility (defined below).

     Commercial Mortgage Pass-Through Certificates. Prior to September 2, 1997, DeBartolo Capital Partnership ("DCP"), a Delaware general partnership whose interest is owned 100% by affiliated entities, held commercial mortgage pass-through certificates in the face amount of approximately $453,000. This debt was secured by assets of 17 of the Wholly-Owned Properties. On September 2, 1997, the Operating Partnership refinanced these certificates along with a $48,000 mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties.

     The Operating Partnership subsequently issued a series of six classes of commercial mortgage pass-through certificates cross-collaterallized by seven of such Properties, which matures on December 19, 2004. Five of the six classes totaling $175,000 bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50,000 class bearing interest at LIBOR plus 0.365%. In addition, the Operating Partnership used the net proceeds from the sale of the $180,000 MTN's described above and net borrowings under the Credit Facility of approximately $114,000 to retire the original certificates and the $48,000 mortgage loan.

     6 3/4% Putable Asset Trust Securities (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. These notes contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

          VARIABLE-RATE DEBT

     Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 6.00% to 7.74% (weighted average of 6.58% at December 31, 1997) and are due at various dates through 2004 (average maturity of 2.5 years). Certain of the Properties are subject to collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

     Credit Facility. The Operating Partnership has a $1,250,000 unsecured revolving credit facility (the "Credit Facility") which initially matures in September of 1999, with a one-year extension available at the option of the Operating Partnership. The Credit Facility bears interest at LIBOR plus 65 basis points. The maximum and average amounts outstanding during 1997 under the Credit Facility were $952,000 and $461,362, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1997, the Credit Facility had an effective interest rate of 6.56%, with $284,300 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

     Unsecured Term Loans. The Operating Partnership has two unsecured term loans outstanding at December 31, 1997. On June 30, 1997, the Operating Partnership closed a $70,000 unsecured term loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. On September 17, 1997, the Operating Partnership retired a $63,000 mortgage loan secured by Lincolnwood Towne Center with a second unsecured term loan, which bears interest at LIBOR plus 0.75% and matures on January 31, 1999.

          DEBT MATURITY AND OTHER

     As of December 31, 1997, scheduled principal repayments on indebtedness were as follows:

       1998                                              $390,835
       1999                                             1,209,011
       2000                                               291,740
       2001                                               250,091
       2002                                               496,321
       Thereafter                                       2,442,335
                                                      -----------
       Total principal maturities                       5,080,333
       Net unamortized debt premiums                      (2,343)
                                                      -----------
       Total mortgages and other notes payable         $5,077,090
                                                      ===========

     Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

     The unconsolidated partnerships and joint ventures have $1,888,512 and $1,121,804 of mortgages and other notes payable at December 31, 1997 and 1996, respectively. The Operating Partnership's share of this debt was $770,776 and $448,218 at December 31, 1997 and 1996, respectively. This debt becomes due in installments over various terms extending to December 28, 2009, with interest rates ranging from 6.09% to 9.75% (weighted average rate of 7.34% at December 31, 1997). The debt matures $228,626 in 1998; $20,490 in 1999; $222,076 in
2000; $228,475 in 2001; $310,681 in 2002; and $878,164 thereafter.

     The $58 net extraordinary gain in 1997 results from a $31,136 gain realized on the forgiveness of debt and an $8,409 gain from write-offs of net unamortized debt premiums, partially offset by the $21,000 acquisition of the contingent interest feature on four loans, and $18,487 of prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt. In addition, net extraordinary losses resulting from the early extinguishment or refinancing of debt of $3,521 and $3,285 were incurred for the years ended December 31, 1996 and 1995, respectively.

          INTEREST RATE PROTECTION AGREEMENTS

     The Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $380,379 principal amount of consolidated debt and cap LIBOR at rates ranging from 5.0% to 9.5% through the related debt's maturity. One swap arrangement, which effectively fixes the Operating Partnership's interest rate on the respective borrowings, has been entered into for $50,000 principal amount of consolidated debt, which matures September 2001. In addition, swap arrangements on an additional $148,000 of consolidated variable-rate debt were obtained in January of 1998. Costs of the caps and swaps ($7,580) are amortized over the life of the agreements. The unamortized balance of the cap and swap arrangements was $2,006 as of December 31, 1997. The Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest savings of $1,586, $2,165 and $3,528 for the years ended December 31, 1997, 1996 and 1995, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rate.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $3,900,000 and $3,000,000 at December 31, 1997 and 1996, respectively. The fair value of the interest rate protection agreements at December 31, 1997 and 1996, was ($692) and $5,616, respectively. At December 31, 1997 and 1996, the estimated discount rates were 6.66% and 7.25%, respectively.

10. RENTALS UNDER OPERATING LEASES

     The Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1997, are as follows:

                  1998                       $623,652
                  1999                        580,561
                  2000                        521,398
                  2001                        469,331
                  2002                        420,169
                  Thereafter                1,768,777
                                           ----------
                                           $4,383,888

     Approximately 2.9% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the Operating Partnership.

11. CAPITAL STOCK

     Under its Charter, as supplemented, the Company is authorized to issue 650,000,000 shares, par value $0.0001 per share, of capital stock. The authorized shares of capital stock consist of 9,200,000 shares of Series B preferred stock, 3,000,000 shares of Series C preferred stock, 375,796,000 shares of common stock, 12,000,000 shares of Class B common stock, 4,000 shares of Class C common stock, and 250,000,000 shares of excess stock.

     The Board of Directors is authorized to reclassify the excess stock into one or more additional classes and series of capital stock to establish the number of shares in each class or series and to fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, and qualifications and terms and conditions of redemption of such class or series, without any further vote or action by the shareholders. The issuance of additional classes or series of capital stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action of the shareholders. The ability of the Board of Directors to issue additional classes or series of capital stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no current plans to issue any additional classes or series of stock, except as described in Note 15.

     The holders of common stock of the Company are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, other than for the election of directors. The holders of Class B common stock are entitled to elect four of the thirteen members of the board. The holder of the Class C common stock, which was issued in connection with the DRC Merger, as described below, is entitled to elect two of the thirteen members of the board. The Class B and Class C shares can be converted into shares of common stock at the option of the holders. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the sale or transfer thereof to a person not affiliated with the Simons. Shares of Class C common stock convert automatically into an equal number of shares of common stock upon the sale or transfer thereof to a person not affiliated with the members of the DeBartolo family or entities controlled by them. The Company has reserved 3,200,000 and 4,000 shares of common stock for the possible conversion of the outstanding Class B and Class C shares, respectively.

     As described in Note 3, in connection with the DRC Merger on August 9, 1996, the Company issued 37,873,965 shares of common stock and 4,000 shares of Class C common stock.

     On September 19, 1997, the Company issued 4,500,000 shares of its common stock in a public offering. The Company contributed the net proceeds of approximately $146,800 to the Operating Partnership in exchange for an equal number of Units. The Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

     On November 11, 1997, the Company issued 3,809,523 shares of its common stock upon the conversion of all of the outstanding shares of the Company's 8.125% Series A Preferred Stock, $.0001 par value per share.

     On September 27, 1996, the Company completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to the Operating Partnership in exchange for preferred Units. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

     On July 9, 1997, the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. The Company intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to the Operating Partnership in exchange for preferred units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the proceeds to increase its ownership interest in West Town Mall (see Note 3), to pay down the Credit Facility and for general working capital purposes.

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

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. The impact on pro forma net income and earnings per share as a result of applying the fair value method was not material.

     Information relating to the Stock Option Plans from January 1, 1995 through December 31, 1997 is as follows:

                                     Director Plan            Employee Plan
                                  ------------------     ----------------------
                                            OPTION                      OPTION
                                           PRICE PER                  PRICE PER
                                 OPTIONS     SHARE        OPTIONS       SHARE

                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                     $22.25 -                   $22.25 -
  DECEMBER 31, 1994               40,000       $27.00     2,070,147       $25.25

  Granted                         15,000      24.9375            --          N/A

  Exercised                           --           --       (6,876)        23.44

  Forfeited                           --           --      (49,137)    23.60 (1)
                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                   $22.25 -                     $22.25 -
  DECEMBER 31, 1995               55,000     27.00        2,014,134        25.25

  Granted                         44,080    23.50 (1)            --          N/A

  Exercised                      (5,000)        22.25     (367,151)    23.33 (1)

  Forfeited                      (9,000)    25.52 (1)      (24,000)    24.21 (1)
                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                                                $22.25 -
  DECEMBER 31, 1996               85,080  $15 - 27.38     1,622,983        25.25

  Granted                          9,000      29.3125            --          N/A

  Exercised                      (8,000)    23.62 (1)     (361,902)    23.29 (1)

  Forfeited                           --          N/A      (13,484)    23.99 (1)
                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                                               $22.25 -
  DECEMBER 31, 1997               86,080  $15 - 27.38     1,247,597     25.25
                                 =======  ===========   ===========  ===========
  OPTIONS EXERCISABLE AT
  DECEMBER 31, 1997               77,080   23.96 (1)      1,247,597   $22.90 (1)
                                 =======  ===========   ===========  ===========
  SHARES AVAILABLE FOR GRANT AT
  DECEMBER 31, 1997                  920                  1,611,474
                                 =======                ===========

     (1) Represents the weighted average price.

          STOCK INCENTIVE PROGRAMS

Two stock incentive programs are currently in effect.

     In October 1994, under the Employee Plan of the Company and the Operating Partnership, the Company's Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which shares of restricted common stock of the Company were granted to certain employees at no cost to those employees. A percentage of each of these restricted stock grants can be earned and awarded each year if the Company attains certain growth targets measured in Funds From Operations, as those growth targets may be established by the Company's Compensation Committee from time to time. Any restricted stock earned and awarded vests in four installments of 25% each on January 1 of each year following the year in which the restricted stock is deemed earned and awarded.

     In 1994, and prior to the DRC Merger, DRC also established a five-year stock incentive program (the "DRC Plan") under which shares of restricted common stock were granted to certain DRC employees at no cost to those employees. The DRC Plan also provided that this restricted stock would be earned and awarded based upon DRC's attainment of certain economic goals established by the Compensation Committee of DRC's Board of Directors. At the time of the DRC Merger, the Company and the Operating Partnership agreed to assume the terms and conditions of the DRC Plan and the economic criteria upon which restricted stock under both the Stock Incentive Program and the DRC Plan would be deemed earned and awarded were aligned with one another. Further, other terms and conditions of the DRC Plan and Stock Incentive Program were modified so that beginning with calendar year 1996, the terms and conditions of these two programs are substantially the same. It should be noted that the terms and conditions concerning vesting of the restricted stock grant to the Company's President and Chief Operating Officer, a former DRC employee, are different from those established by the DRC Plan and are specifically set forth in the employment contract between the Company and such individual.

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of the DRC Plan. During 1997, 1996 and 1995, a total of 448,753, 200,030; and 144,196 shares of common stock of the Company, respectively, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Approximately $5,386; $2,084; and $918 relating to these programs were amortized in 1997, 1996 and 1995, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

          EXCHANGE RIGHTS

     Limited partners in the Operating Partnership have the right to exchange all or any portion of their Units for shares of common stock on a one-for-one basis or cash, as selected by the Company's Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Company's common stock at that time. The Company has reserved 61,850,762 shares of common stock for possible issuance upon the exchange of Units.

12. EMPLOYEE BENEFIT PLANS

     The Operating Partnership and affiliated entities maintain a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 3% of eligible employees' compensation. The Operating Partnership contributed $2,727; $2,350; and $1,716 to the plans in 1997, 1996 and 1995, respectively.

     Except for the 401(k) plan, the Company offers no other postretirement or postemployment benefits to its employees.

13. COMMITMENTS AND CONTINGENCIES

          LITIGATION

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the
0.68 Exchange Ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, it is not expected that this action will have a material adverse effect on the Company.

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

          LEASE COMMITMENTS

     As of December 31, 1997, a total of 31 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2087. These ground leases generally require payments by the Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the Operating Partnership for the years ended December 31, 1997, 1996 and 1995, was $10,511, $8,506 and $6,700, respectively.

     Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

                    1998                        $7,208
                    1999                         7,218
                    2000                         7,280
                    2001                         7,378
                    2002                         7,658
                    Thereafter                 492,270
                                              --------
                                              $529,012
                                              ========
          ENVIRONMENTAL MATTERS

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

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly 1997 and 1996 data is as follows:

                                       First        Second         Third        Fourth
                                      Quarter       Quarter     Quarter (1)     Quarter        Total
                                     ----------    ----------    ----------    ----------    ----------
                1997
 ------------------------------
 Total revenue                       $242,414      $245,055      $259,783      $310,222    $1,057,474
 Operating income                     111,706       114,455       117,572       133,297       477,030
 Income of the Operating
  Partnership before
  extraordinary items                  43,062        48,413        54,286        57,372       203,133
 Net income available to common
  shareholders                          8,233        24,951        44,642        30,163       107,989
 Net income before extraordinary
  items per common share (2)             0.23          0.27          0.28          0.29          1.08
 Net income per common share (2)         0.08          0.26          0.45          0.28          1.08
 Weighted Average Common Shares
  Outstanding                      96,972,858    97,520,174    98,785,776   106,312,139    99,920,280
 Net income before extraordinary
  items per common share -
  assuming dilution (2)                  0.23          0.27          0.28          0.29          1.08
 Net income per common share -
  assuming dilution (2)                 $0.08         $0.26          0.45          0.28         $1.08
 Weighted Average Common Shares
  Outstanding - Assuming Dilution  97,369,777    97,363,839    99,170,829   106,698,238   100,304,344

             1996
------------------------------
Total revenue                        $139,444     $143,761      $202,436      $262,063      $747,704
Operating income                       61,073       63,051        82,715       124,673       331,512
Income of the Operating
Partnership before
extraordinary items                    23,832       23,968        28,839        58,024       134,663
Net income available to common
shareholders                           13,154       13,412        14,784        31,211        72,561
Net income before extraordinary
items per common share (2)               0.23         0.23          0.20          0.33          1.02
Net income per common share (2)          0.23         0.23          0.18          0.32          0.99
Weighted Average Common Shares
Outstanding                        58,382,176   58,560,225    80,397,469    96,673,964    73,585,602
Net income before extraordinary
items per common share -
assuming dilution (2)
                                         0.23         0.23          0.20          0.33          1.01
Net income per common share -
assuming dilution (2)                   $0.23        $0.23         $0.18         $0.32         $0.98
Weighted Average Common Shares
Outstanding - Assuming Dilution    58,404,318   58,599,582    80,515,223    96,988,085    73,721,134

  (1) The third quarter of 1997 reflects the amounts as amended in Form 10-Q/A.
  (2) Primarily due to the cyclical nature of earnings available for common stock and the issuance of additional shares of common stock during the periods, the sum of the quarterly earnings per share varies from the annual earnings per share.

15. SUBSEQUENT EVENTS (UNAUDITED)

         PROPOSED CPI MERGER

     On February 19, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed by the end of the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside of the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

         MACERICH PARTNERSHIP

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIMON DEBARTOLO GROUP, INC.


                                   By /s/ David Simon
                                          -------------------
                                          David Simon
                                          Chief Executive Officer

March 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                        CAPACITY                        DATE


  /s/ David Simon                Chief Executive Officer         March 11, 1998
  David Simon                      and Director (Principal
                                   Executive Officer)

  /s/ Herbert Simon              Co-Chairman of the Board of     March 11, 1998
  Herbert Simon                  Directors

  /s/ Melvin Simon               Co-Chairman of the Board of     March 11, 1998
  Melvin Simon                   Directors

  /s/ Richard Sokolov            President, Chief Operating      March 11, 1998
  Richard Sokolov                  Officer and Director

  /s/ Edward J. DeBartolo, Jr.   Director                        March 11, 1998
  Edward J. DeBartolo, Jr.

  /s/ M. Denise DeBartolo York   Director                        March 11, 1998
  M. Denise DeBartolo York

  /s/ Birch Bayh                 Director                        March 11, 1998
  Birch Bayh

  /s/ William T. Dillard, II     Director                        March 11, 1998
  William T. Dillard, II

  /s/ G. William Miller          Director                        March 11, 1998
  G. William Miller

  /s/ Fredrick W. Petri          Director                        March 11, 1998
  Fredrick W. Petri

  /s/ Terry S. Prindiville Sr.   Director                        March 11, 1998
  Terry S. Prindiville Sr.

  /s/ J. Albert Smith            Director                        March 11, 1998
  J. Albert Smith

  /s/ Philip J. Ward             Director                        March 11, 1998
  Philip J. Ward

  /s/ John Dahl                  Senior Vice President           March 11, 1998
  John Dahl                      (Principal Accounting Officer)

  Principal Financial Officers:

  /s/ Stephen E. Sterrett        Treasurer                       March 11, 1998
  Stephen E. Sterrett

  /s/ James R. Giuliano III      Senior Vice President           March 11, 1998
  James R. Giuliano III

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON SCHEDULE



To the Board of Directors of
Simon DeBartolo Group, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON DeBARTOLO GROUP, INC. included in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 1997, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/ ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 17, 1998

SIMON DeBARTOLO GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997                                                                                           SCHEDULE III

(Dollars in thousands)
                                                             Cost Capitalized   Gross Amounts At
                                                            Subsequent to     Which Carried At
                                          Initial Cost       Acquisition       Close of Period
                                       --------------------  ----------------  -------------------
                                                Buildings             Build-            Buildings               Accum-
                                                   and              ings and              and                  ulated
                             Encum-               Improv-             Improv-             Improv-                Depre-  Date of
Name, Location              brances      Land      ements    Land     ements    Land      ements      Total    ciation  Construction
REGIONAL MALLS
------------------------- ---------- ----------  ---------- ------- -------- ---------- ---------- ---------- -------- -------------
Alton Square, Alton, IL           $0       $154      $7,641      $0  $11,825       $154    $19,466    $19,620   $1,508 1993 (Note 3)
Amigoland Mall,                    0      1,045       4,518       0      986      1,045      5,504      6,549    1,426 1974
Brownsville, TX
Anderson Mall, Anderson, SC   19,000      1,838      18,122   1,363    2,197      3,201     20,319     23,520    3,698 1972
Barton Creek Square,          62,868      4,413      20,699     771   18,893      5,184     39,592     44,776    6,659 1981
Austin, TX
Battlefield Mall,             49,730      4,040      29,783   3,225   32,636      7,265     62,419     69,684    9,131 1976
Springfield, MO
Bay Park Square, Green Bay,   24,848      6,997      25,623       0      193      6,997     25,816     32,813    1,051 1996 (Note 4)
WI
Bergen Mall, Paramus, NJ           0     11,020      92,541       0    4,569     11,020     97,110    108,130    3,471 1996 (Note 4)
Biltmore Square, Asheville,   27,534     10,907      19,315       0      793     10,907     20,108     31,015      831 1996 (Note 4)
NC
Boynton Beach Mall, Boynton        0     33,758      67,710       0    1,789     33,758     69,499    103,257    2,805 1996 (Note 4)
Beach, FL
Broadway Square, Tyler, TX         0     11,470      32,450       0    1,586     11,470     34,036     45,506    3,133 1994 (Note 3)
Brunswick Square, East             0      8,436      55,838       0      935      8,436     56,773     65,209    2,284 1996 (Note 4)
Brunswick, NJ
Castleton Square,                  0     45,011      80,963       0    1,234     45,011     82,197    127,208    3,309 1996 (Note 4)
Indianapolis, IN
Charlottesville Fashion            0          0      55,115       0        0          0     55,115     55,115      393 1997 (Note 4)
Square, Charlottesville,
VA
Chautauqua Mall, Jamestown,        0      3,258       9,641       0   10,106      3,258     19,747     23,005      474 1996 (Note 4)
NY
Cheltenham Square,            34,226     14,226      43,799       0    1,371     14,226     45,170     59,396    1,883 1996 (Note 4)
Philadelphia, PA
Chesapeake Square,            49,490     11,533      70,461       0      398     11,533     70,859     82,392    2,866 1996 (Note 4)
Chesapeake, VA
Cielo Vista Mall, El Paso,    57,938      1,307      18,512     608   13,461      1,915     31,973     33,888    7,087 1974
TX
College Mall, Bloomington,    42,936      1,012      16,245     722   16,995      1,734     33,240     34,974    6,530 1965
IN
Columbia Center, Kennewick,   42,867     27,170      58,185       0    4,522     27,170     62,707     89,877    2,416 1996 (Note 4)
WA
Cottonwood Mall,                   0     14,010      69,173       0      983     14,010     70,156     84,166    5,507 1993
Albuquerque, NM
Crossroads Mall, Omaha, NE    41,440        884      37,293     409   22,290      1,293     59,583     60,876    4,547 1994 (Note 3)
Crystal River Mall, Crystal   16,000     11,679      14,252       0    2,376     11,679     16,628     28,307      574 1996 (Note 4)
River, FL
DeSoto Square, Bradenton,     38,880      9,531      52,716       0    2,658      9,531     55,374     64,905    2,235 1996 (Note 4)
FL
Eastern Hills Mall,                0     15,444      47,604       0      468     15,444     48,072     63,516    1,952 1996 (Note 4)
Buffalo, NY
Eastland Mall, Tulsa, OK      30,000      3,124      24,035     518    6,106      3,642     30,141     33,783    4,525 1986
Edison Mall, Fort Myers, FL   41,000     13,618     108,215       0        0     13,618    108,215    121,833      773 1997 (Note 4)
Fashion Mall at Keystone at   64,772          0     112,952       0        0          0    112,952    112,952        0 1997 (Note 4)
the Crossing,
Indianapolis, IN
Forest Mall, Fond Du Lac,     12,800        754       4,498       0    2,334        754      6,832      7,586    1,431 1973
WI
Forest Village Park,          20,600      1,212       4,625     757    3,694      1,969      8,319     10,288    1,562 1980
Forestville, MD
Fremont Mall, Fremont, NE          0         26       1,280     265    2,156        291      3,436      3,727      392 1983
Golden Ring Mall,             29,750      1,130       8,955     572    8,459      1,702     17,414     19,116    3,523 1974 (Note 3)
Baltimore, MD
Great Lakes Mall,             62,018     14,608     100,362       0    2,166     14,608    102,528    117,136    4,152 1996 (Note 4)
Cleveland, OH
Greenwood Park Mall,          35,960      2,606      23,500   5,275   52,357      7,881     75,857     83,738   11,534 1977
Greenwood, IN
Gulf View Square, Port        38,157     13,689      39,997       0      401     13,689     40,398     54,087    1,633 1996 (Note 4)
Richey, FL
Heritage Park, Midwest             0        598       6,213       0    1,487        598      7,700      8,298    1,581 1978
City, OK
Hutchinson Mall, Hutchison,   11,523      1,777      18,427       0    2,903      1,777     21,330     23,107    3,658 1985
KS
Independence Center,               0      5,539      45,822       0    2,888      5,539     48,710     54,249    4,386 1994 (Note 3)
Independence, MO
Ingram Park Mall, San         55,580        820      17,182     169   13,083        989     30,265     31,254    5,832 1979
Antonio, TX
Irving Mall, Irving, TX            0      6,736      17,479   2,539   12,858      9,275     30,337     39,612    7,248 1971
Jefferson Valley Mall,
Yorktown
     Heights, NY              50,000      4,869      30,304       0    2,910      4,869     33,214     38,083    5,690 1983
Knoxville Center,                  0      5,269      22,965   3,712   30,601      8,981     53,566     62,547    4,064 1984
Knoxville, TN
La Plaza, McAllen, TX         50,044      2,194       9,828       0    2,763      2,194     12,591     14,785    2,157 1976
Lafayette Square,                  0     25,546      43,294       0    4,503     25,546     47,797     73,343    1,813 1996 (Note 4)
Indianapolis, IN
Laguna Hills Mall, Laguna          0     28,074      56,436       0        0     28,074     56,436     84,510      401 1997 (Note 4)
Hills, CA
Lima Mall, Lima, OH           19,166      7,910      35,495       0      586      7,910     36,081     43,991    1,476 1996 (Note 4)
Lincolnwood Town Center,           0     11,197      63,490      28      138     11,225     63,628     74,853    8,583 1990
Lincolnwood, IL
Longview Mall, Longview, TX   22,100        278       3,602     124    3,459        402      7,061      7,463    1,679 1978
Machesney Park Mall,               0        613       7,460     120    3,101        733     10,561     11,294    2,319 1979
Rockford, IL
Markland Mall, Kokomo, IN     10,000          0       7,568       0    1,111          0      8,679      8,679    1,317 1983
Mc Cain Mall, N. Little       26,059          0       9,515       0    6,326          0     15,841     15,841    3,873 1973
Rock, AR
Melbourne Square,             39,841     20,552      51,110       0    1,439     20,552     52,549     73,101    2,096 1996 (Note 4)
Melbourne, FL
Memorial Mall, Sheboygan,          0        175       4,881       0      784        175      5,665      5,840    1,025 1980
WI
Menlo Park Mall, Edison, NJ              65,684     225,131       0        0     65,684    225,131    290,815    1,606 1997 (Note 4)
Miami International Mall,     47,009     18,685      69,959  12,687    3,146     31,372     73,105    104,477   13,352 1996 (Note 4)
Miami, FL
Midland Park Mall, Midland,   22,500        704       9,613       0    4,646        704     14,259     14,963    2,818 1980
TX
Miller Hill Mall, Duluth,          0      2,537      18,114       0    1,893      2,537     20,007     22,544    3,443 1973
MN
Mission Viejo Mall, Mission        0      9,139      54,445       0   12,536      9,139     66,981     76,120    2,206 1996 (Note 4)
Viejo, CA
Mounds Mall, Anderson, IN          0          0       2,689       0    1,702          0      4,391      4,391    1,077 1964
Muncie Mall, Muncie, IN            0        210       5,964      49   18,913        259     24,877     25,136    2,152 1975
North East Mall, Hurst, TX    22,201      1,440      13,473     784   16,158      2,224     29,631     31,855    1,942 1996 (Note 4)
North Towne Square, Toledo,   23,500        579       8,382       0    1,798        579     10,180     10,759    3,156 1980
OH
Northgate Mall, Seattle, WA   80,046     89,991      57,873       0   15,802     89,991     73,675    163,666    2,471 1996 (Note 4)
Northwoods Mall, Peoria, IL        0      1,202      12,779   1,449   19,429      2,651     32,208     34,859    6,078 1983 (Note 3)
Oak Court Mall, Memphis, TN              15,673      57,392       0        0     15,673     57,392     73,065      410 1997 (Note 4)
Orange Park Mall,                  0     13,345      65,173       0   10,759     13,345     75,932     89,277    5,986 1994 (Note 3)
Jacksonville, FL
Orland Square, Orland Park,   50,000     36,770     131,054       0        0     36,770    131,054    167,824      545 1997 (Note 4)
IL
Paddock Mall, Ocala, FL       30,347     20,420      30,490       0    3,713     20,420     34,203     54,623    1,265 1996 (Note 4)
Port Charlotte Town Center,
 Port Charlotte, FL           46,102      5,561      59,381       0       34      5,561     59,415     64,976    2,404 1996 (Note 4)
Prien Lake Mall, Lake              0      1,926       2,829     731   11,386      2,657     14,215     16,872    1,187 1972
Charles, LA
Promenade,  Woodland Hills,        0     13,072      14,487       0        0     13,072     14,487     27,559      103 1997 (Note 4)
CA
Raleigh Springs Mall,              0      9,137      28,604       0      554      9,137     29,158     38,295    1,193 1996 (Note 4)
Memphis, TN
Randall Park Mall,            33,879      4,421      52,456       0    2,106      4,421     54,562     58,983    2,170 1996 (Note 4)
Cleveland, OH
Richardson Square, Dallas,         0      4,867       6,329   1,075    1,866      5,942      8,195     14,137      353 1996 (Note 4)
TX
Richmond Square, Richmond,         0      3,410      11,343       0    7,928      3,410     19,271     22,681      566 1996 (Note 4)
IN
Richmond Towne Square,             0      2,666      12,112       0    1,050      2,666     13,162     15,828      490 1996 (Note 4)
Cleveland, OH
River Oaks Center, Calumet    32,500     30,884     102,357       0        0     30,884    102,357    133,241      413 1997 (Note 4)
City, IL
Ross Park Mall, Pittsburgh,   60,000     14,557      50,995   9,617   46,014     24,174     97,009    121,183    6,089 1996 (Note 4)
PA
South Hills Village,               0     23,453     126,887       0        0     23,453    126,887    150,340      302 1997 (Note 4)
Pittsburgh, PA
South Park Mall,              24,748        855      13,691      74    2,531        929     16,222     17,151    3,615 1975
Shreveport, LA
Southern Park Mall,                0     16,982      77,774      97   11,506     17,079     89,280    106,359    3,387 1996 (Note 4)
Youngstown, OH
Southgate Mall, Yuma, AZ           0      1,817       7,974       0    2,969      1,817     10,943     12,760    1,741 1988 (Note 3)
Southtown Mall, Ft. Wayne,         0      2,059      13,288       0      974      2,059     14,262     16,321    6,244 1969
IN
St Charles Towne Center            0      9,328      52,974   1,180    9,412     10,508     62,386     72,894   10,611 1990
Waldorf, MD
Summit Mall, Akron, OH             0     25,037      45,036       0    9,551     25,037     54,587     79,624    2,133 1996 (Note 4)
Sunland Park Mall, El Paso,   39,855      2,896      28,900       0    2,291      2,896     31,191     34,087    6,571 1988
TX
Tacoma Mall, Tacoma, WA       93,656     39,504     125,826       0    2,441     39,504    128,267    167,771    5,177 1996 (Note 4)
Tippecanoe Mall, Lafayette,   46,961      4,320       8,474   5,517   31,314      9,837     39,788     49,625    6,816 1973
IN
Towne East Square, Wichita,   56,767      9,495      18,479   2,042    8,372     11,537     26,851     38,388    6,082 1975
KS
Towne West Square, Wichita,        0        988      21,203      76    4,584      1,064     25,787     26,851    5,477 1980
KS
Treasure Coast Square,        53,953     11,124      73,108       0    1,296     11,124     74,404     85,528    2,972 1996 (Note 4)
Jenson Beach, FL
Tyrone Square, St.                 0     15,638     120,962       0    1,418     15,638    122,380    138,018    4,939 1996 (Note 4)
Petersburg, FL
University Mall, Little            0        123      17,411       0      714        123     18,125     18,248    3,815 1967
Rock, AR
University Mall, Pensacola,        0      4,741      26,657       0    1,700      4,741     28,357     33,098    2,610 1994 (Note 3)
FL
University Park Mall, South   59,500     15,105      61,466       0    6,539     15,105     68,005     83,110   14,721 1996 (Note 4)
Bend, IN
Upper Valley Mall,            30,940      8,422      38,745       0      439      8,422     39,184     47,606    1,607 1996 (Note 4)
Springfield, OH
Valle Vista Mall,             34,514      1,398      17,266     372    6,899      1,770     24,165     25,935    4,305 1983
Harlingen, TX
Virginia Center Commons,           0      9,765      63,098   1,839      397     11,604     63,495     75,099    2,853 1996 (Note 4)
Richmond, VA
Washington Square,            33,541     20,146      41,248       0      546     20,146     41,794     61,940    1,703 1996 (Note 4)
Indianapolis, IN
West Ridge Mall, Topeka, KS   44,288      5,775      34,132     197    3,892      5,972     38,024     43,996    6,070 1988
White Oaks Mall,              16,500      3,024      35,692   1,153   13,579      4,177     49,271     53,448    5,088 1977
Springfield, IL
Windsor Park Mall, San        14,811      1,194      16,940     130    3,285      1,324     20,225     21,549    4,189 1976
Antonio, TX
Woodville Mall, Toledo, OH         0      1,830       4,454       0      339      1,830      4,793      6,623      221 1996 (Note 4)
COMMUNITY SHOPPING CENTERS
-------------------------
Arvada Plaza, Arvada, CO           0         70         342     608      581        678        923      1,601      207 1966
Aurora Plaza, Aurora, CO           0         35       5,754       0    1,004         35      6,758      6,793    1,381 1966
Bloomingdale Court,           29,009      9,735      26,184       0    1,323      9,735     27,507     37,242    3,218 1987
Bloomingdale, IL
Boardman Plaza, Youngstown,   18,277      8,189      26,355       0    1,479      8,189     27,834     36,023    1,087 1996 (Note 4)
OH
Bridgeview Court,                  0        308       3,638       0       50        308      3,688      3,996      596 1988
Bridgeview, IL
Brightwood Plaza,                  0         65         128       0      256         65        384        449       93 1965
Indianapolis, IN
Buffalo Grove Towne Center,
Buffalo
     Grove, IL                     0      2,044       6,602       0      270      2,044      6,872      8,916      468 1988
Celina Plaza, El Paso, TX          0        138         815       0       13        138        828        966      144 1977
Century Mall, Merrillville,        0      2,190       9,589       0    1,376      2,190     10,965     13,155    2,792 1992 (Note 3)
IN
Charles Towne Square,              0        446       1,768     500    8,655        946     10,423     11,369        0 1976
Charleston, SC
Chesapeake Center,             6,563      5,500      12,279       0       23      5,500     12,302     17,802      498 1996 (Note 4)
Chesapeake, VA
Cohoes Commons, Rochester,         0      1,698       8,426       0       80      1,698      8,506     10,204    1,765 1984
NY
Countryside Plaza,                 0      1,243       8,507       0      548      1,243      9,055     10,298    1,856 1977
Countryside, IL
Eastgate Consumer Mall,       22,929        425       4,722     187    2,868        612      7,590      8,202    2,935 1991 (Note 3)
Indianapolis, IN
Eastland Plaza, Tulsa, OK          0        908       3,709       0       11        908      3,720      4,628      506 1987
Forest Plaza, Rockford, IL    16,904      4,270      16,818     453      455      4,723     17,273     21,996    1,782 1985
Fox River Plaza, Elgin, IL    12,654      2,907       9,453       0       60      2,907      9,513     12,420    1,016 1985
Glen Burnie Mall, Glen             0      7,422      22,778       0    2,265      7,422     25,043     32,465      930 1996 (Note 4)
Burnie, MD
Great Lakes Plaza,                 0      1,027       2,025       0    3,073      1,027      5,098      6,125      226 1996 (Note 4)
Cleveland, OH
Greenwood Plus, Greenwood,         0      1,350       1,792       0    4,221      1,350      6,013      7,363      766 1979 (Note 3)
IN
Griffith Park Plaza,               0          0       2,412       0      110          0      2,522      2,522      533 1979
Griffith, IN
Grove at Lakeland Square,      3,750      5,237       6,016       0      892      5,237      6,908     12,145      305 1996 (Note 4)
The, Lakeland, FL
Hammond Square, Sandy              0          0          27       0        1          0         28         28        5 1974
Springs, GA
Highland Lakes Center,        14,377     13,950      18,490       0      314     13,950     18,804     32,754      769 1996 (Note 4)
Orlando, FL
Ingram Plaza, San Antonio,         0        421       1,802       4       22        425      1,824      2,249      449 1980
TX
Keystone Shoppes ,                 0          0      12,550       0        0          0     12,550     12,550        0 1997 (Note 4)
Indianapolis, IN
Knoxville Commons,                 0      3,730       5,345       0    1,608      3,730      6,953     10,683      869 1990
Knoxville, TN
Lake Plaza, Waukegan, IL           0      2,868       6,420       0      267      2,868      6,687      9,555      654 1986
Lake View Plaza, Orland       22,169      4,775      17,586       0      445      4,775     18,031     22,806    1,806 1986
Park, IL
Lima Center Lima, OH               0      1,808       5,151       0        9      1,808      5,160      6,968      204 1996 (Note 4)
Lincoln Crossing, O'Fallon,      997      1,079       2,692       0      268      1,079      2,960      4,039      408 1990
IL
Mainland Crossing,             2,226      1,850       1,737       0      124      1,850      1,861      3,711       81 1996 (Note 4)
Galveston, TX
Maplewood Square, Omaha, NE        0        466       1,249       0      157        466      1,406      1,872      303 1987
Markland Plaza, Kokomo, IN         0        210       1,258       0      475        210      1,733      1,943      385 1975
Martinsville Plaza,                0          0         584       0       45          0        629        629      266 1980
Martinsville, VA
Marwood Plaza,                     0         52       3,597       0      107         52      3,704      3,756      558 1962
Indianapolis, IN
Matteson Plaza, Matteson,     11,159      1,830       9,737       0    1,557      1,830     11,294     13,124    1,218 1988
IL

Memorial Plaza, Sheboygan,         0        250         436       0      871        250      1,307      1,557      230 1966
WI
Mounds Mall Cinema,                0         88         158       0        1         88        159        247       40 1975
Anderson, IN
New Castle Plaza, New              0        128       1,621       0      547        128      2,168      2,296      460 1966
Castle, IN
North Ridge Plaza, Joliet,         0      2,831       7,699       0      374      2,831      8,073     10,904      898 1985
IL
North Riverside Park Plaza,
     N. Riverside, IL          7,671      1,062       2,490       0      254      1,062      2,744      3,806      617 1977
Northland Plaza, Columbus,         0      4,490       8,893       0      360      4,490      9,253     13,743      897 1988
OH
Northwood Plaza, Fort              0        304       2,922       0      362        304      3,284      3,588      670 1977
Wayne, IN
Park Plaza, Hopkinsville,          0        300       1,572       0       24        300      1,596      1,896      299 1968
KY
Regency Plaza, St. Charles,    1,878        616       4,963       0      150        616      5,113      5,729      478 1988
MO
Sherwood Gardens, Salinas,         0          0       9,106       0        0          0      9,106      9,106      136 1997 (Note 4)
CA
St. Charles Towne Plaza,      30,742      8,780      18,993       0      117      8,780     19,110     27,890    2,067 1987
Waldorf, MD
Teal Plaza, Lafayette, IN          0         99         878       0    2,712         99      3,590      3,689      148 1986
Terrace at The Florida         4,688      5,647       4,126       0      956      5,647      5,082     10,729      272 1996 (Note 4)
Mall, Orlando, FL
Tippecanoe Plaza,                  0        265         440     305    4,728        570      5,168      5,738      579 1962
Lafayette, IN
University Center, South           0      2,388       5,214       0       46      2,388      5,260      7,648    2,197 1996 (Note 4)
Bend, IN
Wabash Village, West               0          0         976       0      203          0      1,179      1,179      232 1976
Lafayette, IN
Washington Plaza,                  0        942       1,697       0        0        942      1,697      2,639      434 1996 (Note 4)
Indianapolis, IN
West Ridge Plaza, Topeka,      4,612      1,491       4,620       0      508      1,491      5,128      6,619      504 1988
KS
White Oaks Plaza,             12,345      3,265      14,267       0      188      3,265     14,455     17,720    1,460 1986
Springfield, IL
Wichita Mall, Wichita, KS          0          0       4,535       0    1,635          0      6,170      6,170    1,184 1981
Wood Plaza, Fort Dodge, IA         0         45         380       0      760         45      1,140      1,185      216 1967

SPECIALTY RETAIL CENTERS
------------------------
The Forum Shops at Caesars,
     Las Vegas, NV           175,000          0      72,866       0   57,655          0    130,521    130,521   12,508 1992
Trolley Square, Salt Lake     27,141      4,899      27,539     263    3,661      5,162     31,200     36,362    4,353 1986 (Note 3)
City, UT

MIXED-USE PROPERTIES
------------------------
New Orleans Centre/CNG
Plaza,
     New Orleans, LA               0      3,679      41,231       0      725      3,679     41,956     45,635    1,670 1996 (Note 4)
O Hare International
Center,
     Rosemont, IL                  0        125      60,287       1    8,796        126     69,083     69,209   14,771 1986
Riverway, Rosemont, IL       131,451      8,738     129,175      16    6,560      8,754    135,735    144,489   28,737 1988

DEVELOPMENT PROJECTS
-------------------------
Bowie Town Center, Bowie,                 6,000         570       0        0      6,000        570      6,570        0
MD
Indian River Peripheral,                    826          57       0        0        826         57        883        0 1996 (Note 4)
Vero
     Beach, FL
Muncie Plaza, Muncie, IN                    625      10,626                         625     10,626     11,251        0
North East Plaza, Hurst, TX               8,988       2,198       0        0      8,988      2,198     11,186        0
The Shops at Sunset Place,
     Miami, FL                23,546     12,297      68,111       0        0     12,297     68,111     80,408        0
Victoria Ward, Honolulu, HI        0          0       1,400       0        0          0      1,400      1,400        0
Waterford Lakes, Orlando,          0          0       1,114       0        0          0      1,114      1,114        0
FL
Other                              0          0         314       0        0          0        314        314
                          ---------- ----------  ---------- ------- -------- ---------- ---------- ----------  --------
                          $2,705,333 $1,191,370  $4,802,609 $62,583 $757,503 $1,253,953 $5,560,112 $6,814,065  $448,353
                          ========== ==========  ========== ======= ======== ========== ========== ==========  ========

                          SIMON DEBARTOLO GROUP, INC.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1997 and 1996 are as follows:



                                               1997            1996

Balance, beginning of year                   $5,273,465      $2,143,925
Acquisitions                                  1,238,909       2,843,287
Improvements                                    312,558         224,605
Disposals                                      (10,867)        (19,579)
Consolidation                                        --          81,227
Balance, close of year                       $6,814,065      $5,273,465

     The aggregate net book value for federal income tax purposes as of December 31, 1997 was $4,745,605.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1997 and 1996 are as follows:


                                                 1997           1996

Balance, beginning of year                      $270,637        $147,341
Carryover of minority partners'
interest in accumulated
depreciation of DeBartolo
Properties                                            --          13,505
Depreciation expense                             183,357         120,565
Disposals                                        (5,641)        (10,774)
Balance, close of year                          $448,353        $270,637


     Depreciation of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements - typically 35 years
     Tenant Inducements - shorter of lease term or useful life

(3) Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by the Operating Partnership or the Simons. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

Exhibits

2.1 Agreement and Plan of Merger among SPG, Sub and DRC, dated as of March 26, 1996, as amended (included as Annex I to the Prospectus/Joint Proxy Statement filed as part of Form S-4 of Simon Property Group, Inc. (Registration No. 333-06933))
2.2 Amendment and supplement to Offer to Purchase for Cash all Outstanding Beneficial Interests in The Retail Property Trust (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Operating Partnership on September 12, 1997)
2.3     Merger Agreement Between SDC, LP And SPG, LP
2.4 Purchase and Sale Agreement between the The Equitable Life Assurance Society of the United States and SM Portfolio Partners
2.5 Agreement and Plan of Merger among the Company and Corporate Property Investors and Corporate Realty Consultants, Inc. (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by the Company on February 24, 1998)
3.1 (c) Amended and Restated Charter
3.2 (c) Amended and Restated Bylaws, incorporated by reference to Annex VIII of the Company's Schedule 14A on May 8, 1996.
3.3 (c) Articles Supplementary with respect to the Series B Preferred Stock of the Company to the Amended and Restated Charter.
3.4 Articles Supplementary with respect to the Series C Preferred Stock of the Company to the Amended and Restated Charter. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Company on July 8, 1997)
3.5 Articles Supplementary with respect to the conversion of the Series A Preferred Stock of the Company into Common Stock.
4.2 (a) Secured Promissory Note and Open-End Mortgage and Security Agreement from Simon Property Group, L.P. in favor of Principal Mutual Life Insurance Company (Pool 2).
4.3 Second Amended and Restated Credit Agreement dated as of December 22, 1997 among the Operating Partnership and Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Chase Manhattan Bank as Lead Agents.
9.1 (a) Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand.
10.1 Fifth Amended and Restated Limited Partnership Agreement of Simon DeBartolo Group, L.P. (Incorporated by Reference to Exhibit 10.1.1 of the Company's Form S-4 (Registration No. 333-06933))
10.3 (a)Noncompetition Agreement dated as of December 1, 1993 between the Company and each of Melvin Simon and Herbert Simon.
10.4 (a)Noncompetition Agreement dated as of December 1, 1993 between the Company and David Simon.
10.5 (a)Restriction and Noncompetition Agreement dated as of December 1, 1993 among the Company and the Management Companies.
10.6 (a)Simon Property Group, L.P. Employee Stock Plan.
10.7 (a)Simon DeBartolo Group, Inc. Director Stock Option Plan.
10.8 (c)Restated Indemnity Agreement dated as of August 9, 1996 between the Company and its directors and officers.
10.9 (a)Option Agreement to acquire the Excluded Retail Properties. (Previously filed as Exhibit 10.10.)
10.10(a)Option Agreement to acquire the Excluded PropertiesLand. (Previously filed as Exhibit 10.11.)
10.11(a)Registration Rights Agreement dated as of December 1, 1993 between the
        Company, certain Limited Partners and certain other parties. (Previously filed as Exhibit 10.12.)
10.12(a)Option Agreements dated as of December 1, 1993 between the Management
        Company and Simon Property Group, L.P. (Previously filed as Exhibit 10.20.)
10.13(a)Option Agreement dated as of December 1, 1993 to acquire Development
        Land. (Previously filed as Exhibit 10.22.)
10.14(a)Option Agreement dated December 1, 1993 between the Management Company and Simon Property Group, L.P. (Previously filed as Exhibit 10.25.) 10.15(a)Option Agreement dated December 1, 1993 between Simon Enterprises,
        Inc. and Simon Property Group, L.P. (Previously filed as Exhibit
        10.26.)
10.16(a)Lock-Up Agreement dated December 20, 1993 between MSA and Simon
        Property Group, L.P. (Previously filed as Exhibit 10.27.) 10.17(b)Operating Agreement of Summit Mall Company, L.L.C. dated February 23,
        1995.
10.19 Partnership Agreement of DeBartolo Capital Partnership (the "Financing Partnership") (Incorporated by reference to the 1994 DRC Form 10-K
        Exhibit 10(b).)
10.20 Amended and Restated Articles of Incorporation of DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(c).)
10.21 Amended and Restated Code of Regulations of DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(d).)
10.25 First Amendment to the Corporate Services Agreement between DRC and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.17.)
10.26 Service Agreement between EJDC and DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10.(f).)
10.27 Master Services Agreement between DRP, LP and DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(g).)
10.28 First Amendment to Master Services Agreement between DRP, LP and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.20.)
10.33 DRC 1994 Stock Incentive Plan (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(k).)
10.34 Purchase Option and Right of First Refusal Agreement between DRP, LP and Edward J. DeBartolo (for Northfield Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(o).)
10.35 Indemnification Agreement between DRC and its directors and officers (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(u).)
10.36 Amendment to Indemnification Agreement between DRP, LP and the directors and officers of DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.49.)
10.37 Indemnification Agreement between DRP, LP and the directors and officers of DPMI (Incorporated by reference to the 1995 DRC Form 10-K
        Exhibit 10.50.)
10.38 Indemnification Agreement between DPMI and its directors and officers (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.51.)
10.43 Office Lease between DRP, LP and an affiliate of EJDC (Southwoods Executive Center) (Incorporated by reference to the 1995 DRC Form 10-K
        Exhibit 10.69.)
10.44 Sublease between DRP, LP and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.70.)
10.45 Purchase Option and Right of First Refusal Agreement between DRP, LP and Robinson Mall, Inc. (for The Mall at Robinson Town Center) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(1).)
10.46 Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)
10.47 Purchase Option and Right of First Refusal Agreement between DRP, LP and Washington Mall Associates (for Washington, Pennsylvania Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(3).)
10.48 Purchase Option and Right of First Offer Agreement between DRP, LP and Cutler Ridge Mall, Inc. (for Cutler Ridge Mall) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(q)(1).)
10.49 Purchase Option and Right of First Offer Agreement between DRP, LP and Almonte, Inc. (for Red Bird Mall) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(q)(2).)
10.50 Purchase Option and Right of First Refusal Agreement between DRP, LP and DeBartolo-Stow Associates (for University Town Center) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(r).)
10.51 Acquisition Option Agreement between DRP, LP and Coral Square Associates (for Coral Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(1).)
10.52 Acquisition Option Agreement between DRP, LP and Lakeland Square Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(2).)
10.53 (c)Amended and Restated Articles of Incorporation of SD Property Group,
        Inc.
10.54 (c)Amended and Restated Regulations of SD Property Group, Inc.
10.55 (c)Indemnity Agreement by and between the Company and its new Directors, dated as of August 9, 1996
10.56 (c)Contribution Agreement, dated as of June 25, 1996, by and among DRC and the former limited partners of SPG, LP., excluding JCP Realty, Inc. and Brandywine Realty, Inc.
10.57 (c)JCP Contribution Agreement, dated as of August 8, 1996, by and among DRC and JCP Realty, Inc., and Brandywine Realty, Inc.
10.58 (c)Subscription Agreement by and between Day Acquisition Corp., and the Purchaser (as defined in this Exhibit)
10.59 (c)Amendment to Service Agreement dated as of August 9, 1996, between EJDC and DPMI
10.60 (c)Registration Rights Agreement (the "Agreement"), dated as of August 9, 1996, by and among the "Simon Family Members" (As defined in the Agreement), SPG, Inc., JCP Realty, Inc., Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo Sr., Edward J. DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts and other entities listed on
        Schedule 2 of the Agreement, and any of their respective successors-in-interest and permitted assigns.
10.61 (c)Fourth Amendment to Purchase Option Agreement, dated as of July 15, 1996, between JCP Realty, Inc., and DRP, LP.
10.62  Partnership Agreement of SM Portfolio Limited Partnership
10.63  Limited Partnership Agreement of SDG Macerich Properties, L.P.
10.64   Agreement of Limited Partnership of Simon Capital Limited Partnership
21.1    List of Subsidiaries of the Company.
23.1    Consent of Arthur Andersen LLP.
99.1 Agreement dated November 13, 1996 between Simon DeBartolo Group, Inc. and Simon DeBartolo Group, L.P. (Incorporated by reference to Amendment No. 3 of Form S-3 filed by Simon DeBartolo Group, L.P. and Simon Property Group, L.P. on November 20, 1996 under Registration No. 333-11491)

    (a) Incorporated by reference to the exhibit with the same number (or as indicated) that was filed with Form 10-K for the fiscal year ended December 31, 1993.

    (b) Incorporated by reference to the exhibit numbered as indicated that was filed with Form 10-K for the fiscal year ended December 31, 1995.

    (c) Incorporated by reference to the exhibit numbered as indicated that was filed with Form 10-K for the fiscal year ended December 31, 1996.

                                                                   EXHIBIT 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into Simon DeBartolo Group, Inc.'s (formerly Simon Property Group, Inc.) previously filed Registration Statement File Nos. 33-79884, 33-87764, 33-87766, 333-06933, 333-43235, 333-33627 and 333-
43681.




                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
March 19, 1998






                                                                Exhibit 2.3


                           AGREEMENT OF MERGER


           This Agreement of Merger is made as of December 19, 1997, by and between Simon Property Group, L.P., a Delaware limited partnership ("SPG"), and Simon DeBartolo Group, L.P., a Delaware limited partnership (the "Operating Partnership").

                                Recitals

           1. Each of the general partners of the parties hereto deem it advisable that SPG merge with and into the Operating Partnership pursuant to Section 7-211 of the Delaware Revised Uniform Limited Partnership Act, all on the terms and conditions hereof (the "Merger").

                                Agreement

           In consideration of the premises and mutual covenants set forth herein, the parties hereto agree as follows:

           1.    Effective  Time.   The Merger  shall  be  effective  at
11:59 p.m., Eastern time, on December 31, 1997 (the "Effective Time").

           2. Effects of Merger. At the Effective Time, SPG shall be merged with and into the Operating Partnership and the separate existence of SPG shall cease. The Operating Partnership shall continue to be governed by the laws of the State of Delaware. In addition, the Merger shall have such other effects as are specified by Delaware law.

           3. Cancellation of Units. At the Effective Time, each of the issued and outstanding partnership units in SPG, by virtue of the Merger and without any action on the part of the holder thereof, shall be extinguished and cancelled automatically, without any payment or other distribution in respect thereof.

           4. Termination. Subject to applicable law, this Agreement of Merger may be amended, modified, supplemented or abandoned by mutual consent of the parties hereto, before or after approval hereof by the limited partners of the parties hereto.

           5. Counterparts. This Agreement of Merger may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one agreement.

           6. Governing Law. This Agreement of Merger shall be governed in all respects, including, but not limited to, validity, interpretation, effect and performance, by the internal laws of the State of Delaware without regard to the principles of conflicts of law thereof.

          7. Section Headings. The section headings in this Agreement of Merger have been inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement of Merger to be executed on its behalf.

                              SIMON PROPERTY GROUP, L.P.

                              By:  SIMON DeBARTOLO GROUP, INC.,
                                   as General Partner of Simon Property
                                   Group, L.P.


                                   By:     \s\David Simon

                                   Title:  Chief Executive Officer


                              SIMON DeBARTOLO GROUP, L.P.

                              By:  SD PROPERTY GROUP, INC.,
                                   as Managing General Partner of Simon
                                   DeBartolo Group, L.P.


                                   By:     \s\David Simon

                                   Title:  Chief Executive Officer

                                                                Exhibit 2.4




                      THE EQUITABLE LIFE ASSURANCE
                      SOCIETY OF THE UNITED STATES,
                                 Seller,
                                   and
                          SM PORTFOLIO PARTNERS
                                Purchaser.


                          _____________________

                       PURCHASE AND SALE AGREEMENT
                          _____________________



                            December 12, 1997

                                Premises

Eastland Mall                   NorthPark Mall
Evansville, Indiana             Davenport, Iowa

Empire East                     Rushmore Mall
Sioux Falls, South Dakota       Rapid City, South Dakota

Empire Mall                     Southern Hills Mall
Sioux Falls, South Dakota       Sioux City, Iowa

Granite Run Mall                SouthPark Mall
Media, Pennsylvania             Moline, Illinois

Lake Square Mall                Southridge Mall
Leesburg, Florida               Des Moines, Iowa

Lindale Mall                    Valley Mall
Cedar Rapids, Iowa              Harrisonburg, Virginia

Mesa Mall
Grand Junction, Colorado





                            TABLE OF CONTENTS

Article   Page

1.  Definitions                                                         2

2.  Agreement to Sell and Purchase                                      10

3.  Purchase Price; Existing Financing                                  10
  3.1  Purchase Price.                                                  10
  3.2  Escrow Provisions                                                11
  3.3  Existing Financing                                               13

4.  Permitted Encumbrances                                              14

5.  The Closing                                                         15
  5.1  Closing Date                                                     15
  5.2  Actions at Closing                                               16

6.  Apportionments                                                      16
  6.1  Rents                                                            16
  6.2  Leasing Costs                                                    21
  6.3  Ancillary Income.                                                22
  6.4  Additional Items                                                 22
  6.5  Adjustment Statement                                             25
  6.6  Tenant Note Obligations  25
  6.7  Survival  26

7.   Actions to be Taken and Documents to be Delivered at or Prior
     to the Closing                                                     26
  7.1  Equitable's Deliveries                                           26
  7.2  Purchaser's Deliveries                                           30
  7.3  Access to Records                                                31

8.  Malls Conveyed As Is; Representations and Warranties of Equitable   31
  8.1  No Implied Representations                                       31
  8.2  "As-Is" Purchase                                                 32
  8.3  Representations and Warranties of Equitable                      33
  8.4  Effect of Estoppels                                              40
  8.6  Survival of Equitable's Warranties, etc.                         41

9.  Representations and Warranties of Purchaser                         43
  9.1  Purchaser's Warranties                                           43
  9.2  Remaking of Warranties; Survival                                 44

10.  Conditions to the Obligation of Equitable to Close                 44
  10.1  Purchase Price                                                  44
  10.2  Representations and Warranties                                  44
  10.3  Performance of Obligations                                      44
  10.4  Required Consents                                               44
  10.5  Rating Agency Approval                                          44

11.  Conditions to the Obligation of Purchaser to Close                 45
  11.1  Representations and Warranties                                  45
  11.2  Performance of Obligations                                      45
  11.3  Title                                                           45
  11.4  Estoppels                                                       45
  11.5  Required Consents                                               45
  11.6  Rating Agency Approval                                          45

12.  Risk of Loss                                                       45
  12.1  Substantial Casualty                                            45
  12.2  Substantial Taking                                              46
  12.3  Other Casualty or Taking                                        47

13.  Operation of the Malls Until Closing                               47
  13.1  Standard of Operation                                           47
  13.2  Leasing                                                         48

14.  Title to the Mall                                                  49
  14.1  Title Defects                                                   49
  14.2  Waiver by Purchaser                                             50
  14.3  Deeds Full Performance; Survival                                50

15.  Brokers, etc.                                                      50
  15.1  Equitable's Representation                                      50
  15.2  Purchaser's Representation                                      50
  15.3  Survival                                                        51

16.  Default; Remedies                                                  51
  16.1  Purchaser's Default                                             51
  16.2  Equitable's Default                                             51
  16.3  Survival                                                        52

17.  Estoppels.                                                         52
  17.1  Required Estoppels.                                             52
  17.2  Additional Estoppels                                            53
  17.3  No Default.                                                     53
  17.4  Seller's Estoppels                                              53

18.  Notices                                                            55

19.  Further Assurances                                                 56

20.  Captions                                                           57

21.  Governing Law; Construction                                        57

22.  Entire Agreement; No Third Party Beneficiary, etc.                 57

23.  Waivers; Extensions                                                58

24.  Pronouns                                                           58

25.  Transaction Expenses; Fees and Disbursements of Counsel, etc.      58
  25.1  Transaction Expenses                                            58
  25.2  Other Expenses                                                  58
  25.3  Financial Statements; Appraisals                                59
  25.4  Survival                                                        59

26.  Assignment                                                         59

27.  Counterparts                                                       59

28.  No Recording                                                       59

29.  Unitary Transaction                                                60

30.  Prevailing Party's Attorneys' Fees.                                60

31.  Radon Gas Notification.                                            60

32.  Energy-Efficiency Rating Disclosure.                               60

33.  Waiver of Jury Trial.                                              60




                          Schedule of Exhibits

Exhibit A-1         Description of Land - Eastland Mall
Exhibit A-2         Description of Land - Empire East
Exhibit A-3         Description of Land - Empire Mall
Exhibit A-4         Description of Land - Granite Run Mall
Exhibit A-5         Description of Land - Lake Square Mall
Exhibit A-6         Description of Land - Lindale Mall
Exhibit A-7         Description of Land - Mesa Mall
Exhibit A-8         Description of Land - NorthPark Mall
Exhibit A-9         Description of Land - Rushmore Mall
Exhibit A-10        Description of Land - Southern Hills Mall
Exhibit A-11        Description of Land - SouthPark Mall
Exhibit A-12        Description of Land - Southridge Mall
Exhibit A-13        Description of Land - Valley Mall
Exhibit B           List of Documents Comprising the Mortgage
Exhibit C           List of Documents Comprising the Ground Leases
Exhibit D           List of Documents Comprising the Operating Agreements
Exhibit E           List of Documents Comprising the Other Agreements
Exhibit F           Permitted Encumbrances
Exhibit G           Surveys
Exhibit H           [reserved]
Exhibit I           Tenant Notes
Exhibit J           Environmental Reports
Exhibit K           Schedule of Leases
Exhibit L           Schedule of Violations
Exhibit M           Schedule of Pending Litigation
Exhibit N           Form of Assignment of Ground Lease
Exhibit O           Form of Assignment of Operating Agreements
Exhibit P           Form of Assignment of Leases
Exhibit Q           Form of Assignment of Other Agreements
Exhibit R           Form of General Assignment
Exhibit S           Schedule of Delinquencies
Exhibit T           Pending Condemnation
Exhibit U           Anchor Estoppel Letter (Operating Agreements)
Exhibit V           Tenant Estoppel Letter
Exhibit W           Required Consents
Exhibit X           Schedule of Material Personal Property
Exhibit Y           Seller's Representation Certificate
Exhibit Z           Pending Lease Transactions
Exhibit AA          Ground Lessor Estoppel Letter





          THIS PURCHASE AND SALE AGREEMENT (this "Agreement") is made as of the 12th day of December, 1997, by and between THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation with an office at 1290 Avenue of the Americas, New York, New York 10104 ("Equitable"), as Seller, and SM PORTFOLIO PARTNERS, a Delaware general partnership with an office at 115 West Washington Street, Indianapolis, Indiana 46204 ("Purchaser"), as Purchaser.
                          W I T N E S S E T H :
          WHEREAS, Equitable is owner in fee (other than the portions thereof owned by Anchors and the portions of Eastland Mall, Empire Mall and Southridge Mall that are leasehold interests) of (i) Eastland Mall, a regional shopping mall located in Evansville, Indiana, (ii) Empire East, a community shopping center located in Sioux Falls, South Dakota,
(iii) Empire Mall, a regional shopping mall located in Sioux Falls, South Dakota, (iv) Granite Run Mall, a regional shopping mall located in Media, Pennsylvania, (v) Lake Square Mall, a regional shopping mall located in Leesburg, Florida, (vi) Lindale Mall, a regional shopping mall located in Cedar Rapids, Iowa, (vii) Mesa Mall, a regional shopping mall located in Grand Junction, Colorado, (viii) NorthPark Mall, a regional shopping mall located in Davenport, Iowa, (ix) Rushmore Mall, a regional shopping mall located in Rapid City, South Dakota, (x) Southern Hills Mall, a regional shopping mall located in Sioux City, Iowa, (xi) SouthPark Mall, a regional shopping mall located in Moline, Illinois,
(xii) Southridge Mall, a regional shopping mall located in Des Moines, Iowa, and (xiii) Valley Mall, a regional shopping mall located in Harrisonburg, Virginia, each of which is more particularly described in and is the subject of this Agreement.
          WHEREAS, Equitable desires to sell such shopping malls and center to Purchaser, and Purchaser desires to purchase such shopping malls and center from Equitable, subject to and upon all of the terms, covenants and conditions of this Agreement.
          NOW, THEREFORE, in consideration of the premises and the mutual undertakings in this Agreement, the parties hereto agree as follows:

     1.  Definitions.
          Wherever used in this Agreement, the following terms shall have the meanings set forth in this Article 1 unless the context of this Agreement clearly requires another interpretation:
          "Adjoining Owners" - shall mean, with respect to each Mall, all owners of stores on sites at such Mall or adjacent to such Mall which are owned or ground leased by such owners, which stores are operated in conjunction with the Mall pursuant to an Operating
Agreement.
          "Adjoining Properties" - shall mean, with respect to each
Mall, the land and/or the improvements thereon of Adjoining Owners which are not part of but are operated in conjunction with such Mall under the terms of one or more Operating Agreements.
          "Adjustment Point" - shall have the meaning set forth in
Article 6.
          "Allocated Price" - shall have the meaning set forth in
Section 12.1.
          "Anchor" - shall mean a Tenant or Adjoining Owner occupying a store containing more than 50,000 square feet of gross leasable area.
               "Appurtenances" - shall mean, with respect to each Mall
     and the applicable Land, all right, title and interest, if any, of
     Equitable in and to the following:   all land lying in the bed of
     any street, highway, road or avenue, open or proposed, public or private, in front of or adjoining the Land, to the center line thereof; all rights of way, highways, public places, easements, appendages, appurtenances, sidewalks, alleys, strips and gores of land adjoining or appurtenant to the Land which are now or hereafter used in connection with the Mall;  all awards to be made in lieu of any of the foregoing (other than any condemnation award made as a result of the pending condemnation (or agreement in lieu thereof) of a portion of the Lindale Mall), or for damages to the
     Land by reason of the change of grade of any street, highway, road or avenue; and (d) all easements, rights and privileges benefiting the applicable Land, including, without limitation, those under the applicable Operating Agreements.
          "Bill of Sale" - shall mean each bill of sale to the Personal Property to be delivered at the Closing as provided in subsection 7.1.3.
          "Broker" - shall have the meaning set forth in Section 15.1. "Business Day" - shall mean any day other than a Saturday, a
Sunday or a day on which national banking institutions located in New
York City are authorized or required to close.
         "Casualty" - shall mean any damage to or destruction of any
Mall or any portion thereof caused by fire or other casualty, whether or not insured.
          "Closing" - shall mean the closing of the sale of the Malls by Equitable to Purchaser provided for in Article 5.
          "Closing Date" - shall have the meaning set forth in Section
5.1.
          "Deed"- shall have the meaning set forth in subsection 7.1.1. "Eastland Mall" - shall mean, with respect to the premises described in Exhibit A-1 hereto, collectively, the Land (or, in the case of that portion of the Land which is leased by Equitable under a Ground Lease, Equitable's leasehold interest therein), the Appurtenances, the Improvements, the Personal Property, the Leases, the Operating
Agreements, the Other Agreements and the Intangible Personal Property.
          "Empire East" - shall mean, with respect to the premises
described in Exhibit A-2 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Empire Mall" - shall mean, with respect to the premises
described in Exhibit A-3 hereto, collectively, the Land (or, in the case of that portion of the Land what is leased by Equitable under a Ground Lease, Equitable's leasehold interest therein), the Appurtenances, the Improvements, the Personal Property, the Leases, the Operating
Agreements, the Other Agreements and the Intangible Personal Property.
          "Equitable's Copy" or "Equitable's Copies" - shall mean Equitable's executed counterpart of the instrument in question or, if an executed counterpart is not in Equitable's or the Managing Agent's possession, such conformed or photostatic copies as may be in
Equitable's, ERE's or the Managing Agent's possession.
          "ERE" - shall mean ERE Yarmouth, a member of the Lend Lease
Group and the name under which Equitable Real Estate Investment
Management, Inc. now conducts business.
          "Excepted Items" - shall mean, with respect to each Mall:  (i)
all items of personal property owned by Tenants, subtenants, independent contractors, business invitees, utilities or Adjoining Owners; (ii) all items of personal property used in connection with the Mall which are not owned but are leased by Equitable, it being understood that at the Closing such leases are to be assigned by Equitable to Purchaser without additional consideration to Equitable beyond the Purchase Price; and
(iii) all cash on hand, checks, money orders, accounts receivable
(subject to the provisions of Article 6) and prepaid postage in postage meters.
          "Exhibits" - shall mean the exhibits attached to this
Agreement, each of which shall be deemed to form part of this Agreement whether or not so stated in this Agreement.
          "Existing Financing" - shall mean that certain financing with respect to all of the Malls evidenced by those certain collateralized fixed and floating rate notes in the aggregate principal sum of
$485,000,000 issued by Equitable, which notes are secured by, inter alia, those documents and instruments more particularly described on
Exhibit B hereto.
          "Governmental Authorities" - shall mean all agencies, bureaus, departments and officials of federal, state, county, municipal and local governments and public authorities having jurisdiction over the applicable Mall or any part thereof.
          "Granite Run Mall" - shall mean, with respect to the premises described in Exhibit A-4 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Ground Leases " - shall means those certain ground leases pursuant to which Equitable leases the land underlying portions of the Eastland Mall, the Empire Mall and the Southridge Mall, which ground leases are described in Exhibit C annexed hereto.
          "Impositions" - shall mean, with respect to each Mall, all real estate and personal property taxes, general and special assessments, water and sewer charges, license fees and other fees and charges assessed or imposed by Governmental Authorities upon the applicable Property, Intangible Personal Property and/or Personal
Property.
          "Improvements" - shall mean, with respect to each Mall, all buildings, facilities, structures and improvements now located or hereafter erected on the Land, and all fixtures constituting a part thereof; provided, however, that in the case of buildings or other improvements owned by Adjoining Owners and erected on a portion of the
Land leased by Equitable to such Adjoining Owner, "Improvements" shall mean Equitable's reversionary interest as ground lessor in and to such buildings and improvements.
          "Income" - shall have the meaning set forth in subsection
3.2.1
          "Intangible Personal Property" - shall mean, with respect to each Mall, all right, title and interest of Equitable in and to all intangible personal property used in connection with the operation of the Mall and including, without limitation, good will, going concern value, radius restriction and operating agreements of Tenants and
Anchors, all telephone numbers listed after the name of the Mall, all names, trade names, designations, logos and service marks, and the appurtenant good will, used in connection with operation of the Mall
(other than the names or variations thereof of Equitable, the Managing Agent, Adjoining Owners and Tenants), the right to own, develop, lease and manage the Malls and all similar items of intangible personal property owned by Equitable and utilized solely in connection with the operation of the Mall (excluding items which would be treated as
Excepted Items).
          "knowledge" or "notice" - with respect to Equitable shall
mean, without independent investigation other than inquiry of and review of Equitable's warranties and representations set forth herein with the Managing Agent, the actual knowledge of or written notice received by any of William Horvath, Suman Gera and Douglas Healy.
          "Lake Square Mall" - shall mean, with respect to the premises described in Exhibit A-5 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Land" - shall mean the following: with respect to Eastland
Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Vanderburgh, State of Indiana, more particularly described in Exhibit A-1 annexed hereto and made a part hereof; with respect to Empire East, all those certain lots, pieces or parcels of land situate, lying and being in the County of Minnehaha,
State of South Dakota, more particularly described in Exhibit A-2 annexed hereto and made a part hereof; with respect to Empire Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Minnehaha, State of South Dakota, more particularly described in Exhibit A-3 annexed hereto and made a part hereof; with respect to Granite Run Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Delaware, State of Pennsylvania, more particularly described in Exhibit A-4 annexed hereto and made a part hereof; with respect to Lake Square Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Lake, State of Florida, more particularly described in Exhibit
A-5 annexed hereto and made a part hereof; with respect to Lindale Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Linn, State of Iowa, more particularly described in Exhibit A-6 annexed hereto and made a part hereof; with respect to
Mesa Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Mesa, State of Colorado, more particularly described in Exhibit A-7 annexed hereto and made a part hereof; with respect to NorthPark Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Scott,
State of Iowa, more particularly described in Exhibit A-8 annexed hereto and made a part hereof; with respect to Rushmore Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Pennington, State of South Dakota, more particularly described in
Exhibit A-9 annexed hereto and made a part hereof; with respect to
Southern Hills Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Woodbury, State of Iowa, more particularly described in Exhibit A-10 annexed hereto and made a part hereof; with respect to SouthPark Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Rock
Island, State of Illinois, more particularly described in Exhibit A-11 annexed hereto and made a part hereof; with respect to Southridge Mall, all those certain lots, pieces or parcels of land situate, lying and being in the County of Polk, State of Iowa, more particularly described in Exhibit A-12 annexed hereto and made a part hereof; and with respect to Valley Mall, all those certain lots, pieces or parcels of land situate, lying and being in the City of Harrisonburg, State of Virginia, more particularly described in Exhibit A-13 annexed hereto and made a part hereof; in each case together with the Appurtenances.
          "Leases" - shall mean, with respect to each Mall, all leases, licenses, concessions and other forms of agreement, written or oral, however denominated, wherein Equitable (as a party named therein or the successor thereto) grants to any party or parties, other than the
Managing Agent, the right of exclusive use or occupancy of any portion of the Mall, and all renewals, modifications, amendments, guaranties and other agreements affecting the same, but expressly excluding the
Operating Agreements.
          "Leasing Costs" - shall have the meaning set forth in Section
6.2.
          "Legal Requirements" - shall mean, with respect to each Mall, all statutes, laws, ordinances, rules, regulations, executive orders and requirements of all Governmental Authorities which are applicable to such Mall or any part thereof or the use or manner of use thereof, or to the owner, Tenants or occupants thereof in connection with such owner ship, occupancy or use.
          "Letter(s) of Credit" - shall have the meaning set forth in subsection 3.1.1.
          "Lindale Mall" - shall mean, with respect to the premises described in Exhibit A-6 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Mall" - shall mean any of Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Lake Square Mall, Lindale Mall, Mesa Mall,
NorthPark Mall, Rushmore Mall, Southern Hills Mall, SouthPark Mall, Southridge Mall and Valley Mall, and "Malls" shall mean all of the foregoing.
          "Management Agreement" - shall mean the agreement for the management and leasing of the Malls dated as of February 1, 1994 between Seller and the Managing Agent, as heretofore amended.
          "Managing Agent" - shall mean General Growth Management Inc.
          "Mesa Mall" - shall mean, with respect to the premises
described in Exhibit A-7 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Mortgage" - shall mean that certain Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated and effective as of May 29, 1996 among
Equitable, as Mortgagor, W. Allen Ames, Jr., as Deed Trustee (solely with respect to Valley Mall), Mesa County Public Trustee, as Deed
Trustee (solely with respect with Mesa Mall) and State Street Bank and
Trust Company, as Trustee, which encumbers each of the Malls, and related agreements and instruments which evidence or secure the Existing Financing, the documents comprising which are listed in Exhibit B.
          "NorthPark Mall" - shall mean, with respect to the premises described in Exhibit A-8 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Operating Agreement" - shall mean, with respect to each Mall, each reciprocal easement and operating agreement or ground lease, as amended, by and between Equitable or its predecessor in title to the
Mall and an Adjoining Owner, the documents comprising which are listed in Exhibit D.
          "Other Agreements" - shall mean, with respect to each Mall, all contracts, agreements and documents pertaining to the Mall to which Equitable or its predecessor in interest is a party and by which
Equitable is bound, other than the Ground Leases, the Operating
Agreements, the Management Agreement, the Mortgage and the Leases, and including without limitation, all service contracts, construction contracts, leases of personal property and utility agreements, the documents comprising which are listed in Exhibit E.
          "Permitted Encumbrances" - shall have the meaning set forth in
Section 4.1.
          "Personal Property" - shall mean, with respect to each Mall, all apparatus, machinery, devices, appurtenances, equipment, furniture, furnishings, promotional and marketing fund accounts and other items of personal property (other than Intangible Personal Property and the
Excepted Items) owned by Equitable and located at and used in connection with the ownership, operation or maintenance of the Mall.
          "Property" - shall mean, with respect to each Mall, the Land, the Appurtenances and the Improvements.
          "Purchase Price" - shall have the meaning set forth in Section
3.1.
          "Rating Agencies - shall mean Moody's Investors Service, Inc.
and Fitch Investors Service, L.P.
          "Rating Agency Approval" - shall mean the approval, pursuant to Section 19.1 of the Mortgage, by each of the Rating Agencies of the conveyance of the Malls to Purchaser subject to, and the assumption by Purchaser of, the Existing Financing.
          "Recording Office" - shall mean, with respect to each Mall, the appropriate office or offices in the state in which the Mall is located for the recording or filing of the documents to be delivered at Closing which are to be recorded or filed therein.
          "Rents" - shall mean all fixed, minimum, additional,
percentage, overage and escalation rents, common area and/or mall mainte nance charges, advertising and promotional charges, insurance charges, rubbish removal charges, sprinkler charges, shoppers aid charges, water charges, utility charges, HVAC charges and other amounts payable under the Leases or the Operating Agreements.
          "Required Consents" shall have the meaning specified in
subsection 8.3.3.
          "Rushmore Mall" - shall mean, with respect to the premises described in Exhibit A-9 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Southern Hills Mall" - shall mean, with respect to the
premises described in Exhibit A-10 hereto, collectively, the Land, the Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "SouthPark Mall" - shall mean, with respect to the premises described in Exhibit A-11 hereto, collectively, the Land, the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Southridge Mall" - shall mean, with respect to the premises described in Exhibit A-12 hereto, collectively, the Land (or, in the case of this portion of the Land which is leased by Equitable under a
Ground Lease, Equitable's leasehold interest therein), the
Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Substantial Casualty" - shall mean a Casualty with respect to which the cost to repair or restore the affected Improvements substantially to their condition prior to such Casualty exceeds
$2,000,000.
          "Substantial Taking" - shall mean a Taking which shall have a material adverse effect on the value of the Malls taken as a whole.
          "Taking" shall mean a taking of all or any portion of the Land and/or improvements in condemnation or by exercise of the power of eminent domain or by an agreement in lieu thereof.
          "Tenants" - shall mean the tenants, licensees, concessionaires or other users or occupants under Leases.
          "Title Company" shall mean Commonwealth Land Title Insurance
Company,   Interstate Title Services, as agent.
          "Valley Mall" - shall mean, with respect to the premises described in Exhibit A-13 hereto, collectively, the Land, the Appurtenances, the Improvements, the Personal Property, the Leases, the Operating Agreements, the Other Agreements and the Intangible Personal Property.
          "Violations" - shall mean, with respect to each Mall, violations of Legal Requirements existing with respect to the Mall.
    2. Agreement to Sell and Purchase. Upon and subject to the terms and conditions of this Agreement, Equitable agrees to sell and convey the Malls to Purchaser and Purchaser agrees to purchase the Malls from Equitable.
    3.   Purchase Price; Existing Financing.
      3.1 Purchase Price. The aggregate purchase price (the "Purchase Price") for the Malls is Nine Hundred Seventy-Four Million Five Hundred Thousand and No/100 Dollars ($974,500,000), and shall be payable as follows:
         3.1.1     Twenty-Five Million and No/100 Dollars ($25,000,000)
(the "Deposit") shall be paid by Purchaser to Escrow Agent simultaneously herewith, by wire transfer of immediately available federal funds to an account designated by Escrow Agent or by Purchaser's delivering to Equitable one or more clean, irrevocable letters of credit with Equitable as the beneficiary, the form of each of which is reasonably acceptable to Equitable (the "Letter(s) of Credit"). If Letter(s) of Credit are delivered by Purchaser to Equitable: (i) if the Closing occurs the Letter(s) of Credit shall be redelivered by Equitable to Purchaser and the "Remaining Balance" (as defined in subsection
3.1.2) shall in such case be increased by the amount of the Letter(s) of Credit; and (ii) if Equitable shall be holding any Letter of Credit thirty (30) days prior to the expiration date thereof and Purchaser shall not theretofore have delivered to Equitable an endorsement to such Letter of Credit signed by the issuer thereof extending such expiration date for a minimum of thirty (30) days or a replacement Letter of Credit bearing an expiration date at least thirty (30) days following the expiration date of the original Letter of Credit, Equitable shall have the right to draw the full amount of such Letter of Credit and, unless Equitable is then entitled to retain the proceeds of such Letter of Credit pursuant to the terms of this Agreement, such proceeds shall be paid to Escrow Agent (as hereinafter defined) to be held and disposed of in accordance with Section 3.2.
         3.1.2 The balance of the Purchase Price, plus or minus adjustments and credits provided for in Article 6 and any other applicable provisions of this Agreement (the "Remaining Balance") shall be paid as follows: (i) that portion of the Remaining Balance which equals the outstanding principal balance of the Existing Financing on the Closing Date shall be paid by Purchaser's accepting title to the Malls subject to and assuming the Existing Financing; and (ii) the balance of the Remaining Balance shall be paid in cash at the Closing, by wire transfer of immediately available federal funds to an account designated by Equitable.
       3.2   Escrow Provisions.
          3.2.1 If the Deposit is paid in cash, the Title Company (referred to in this Section and sometimes in other sections hereof as "Escrow Agent") shall hold the Deposit in escrow in an interest-bearing bank account in an institution acceptable to Equitable and Purchaser, or in such other type or types of investments as may be agreed to in writing by Equitable and Purchaser, until the Closing or such other time as is specified herein, and shall pay over or apply the Deposit in accordance with the terms of this Section 3.2. All interest or other income earned on the Deposit (the "Income") shall be paid to or applied for the benefit of Purchaser unless the Deposit is to be paid to Equitable as provided in Section 16.1, in which case the Income shall be paid to Equitable. The party that receives the Income or the benefit thereof shall be responsible for paying any income taxes thereon. The tax identification numbers of the parties hereto shall be furnished to Escrow Agent upon request.
           3.2.2 If the Closing occurs, the Deposit shall be paid to Equitable and credited against the Purchase Price and the Income shall be paid to or at the direction of Purchaser. If this Agreement is terminated pursuant to Section 16.1, the Deposit and the Income shall be paid to Equitable as liquidated and agreed upon damages for Purchaser's default. If the Closing does not occur for any reason other than termination of this Agreement pursuant to Section 16.1, then, subject to the provisions of Section 16.2, the Deposit and the Income shall be paid to Purchaser.
           3.2.3 Escrow Agent shall not be required to make any disposition of the Deposit or the Income unless (i) Escrow Agent is directed to do so in writing by Equitable and Purchaser or (ii) Escrow
Agent is directed to do so in writing by the party which claims to be entitled to receive the Deposit and the Income and the other party does not object to such disposition within ten (10) days after written notice of such direction is given by Escrow Agent to the other party or (iii) Escrow Agent is directed to do so by a final order or judgment of a court as hereinafter provided. The notice given by Escrow Agent pursuant to clause (ii) above shall state in capital letters that failure of the addressee to object to the disposition of the Deposit and the Income described in such notice within ten (10) days after the giving thereof shall constitute a waiver of the addressee's right to contest or object to such disposition. In the event that any dispute shall arise with respect to the entitlement of either party to the Deposit or the Income, Escrow Agent shall continue to hold the Deposit and the Income until otherwise directed by written instruction from Equitable and Purchaser or a final order or judgment of a court of competent jurisdiction entered in an action or proceeding to which Escrow Agent is a party. In addition, in the event of any such dispute, Escrow Agent shall have the right at any time to commence an action in interpleader and to deposit the Deposit and/or the Income with the clerk of a court of appropriate jurisdiction in the State of New York. Upon the commencement of such action and the making of such deposit, Escrow
Agent shall be released and discharged from and of all further obligations and responsibilities hereunder. For the purposes of this subsection 3.2.3, no dispute shall be deemed to exist as to entitlement of either party to the Deposit and the Income if the party receiving notice from Escrow Agent pursuant to clause (ii) of this subsection
3.2.3 objects to the disposition of the Deposit and the Income provided for in such notice more than ten (10) days after the giving of such notice by Escrow Agent.
         3.2.4 The parties hereto acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that with respect to the Deposit and the Income Escrow
Agent shall not be deemed to be the agent of any of the parties hereto and that Escrow Agent shall not be liable to either of the parties hereto for any act or omission on its part unless taken or suffered in bad faith, in willful disregard of this Agreement or involving gross negligence on the part of Escrow Agent. Escrow Agent may act upon any instrument or other writing and upon signatures believed by it to be genuine, without any duty of independent verification. Escrow Agent shall not be bound by any modification of this Agreement unless the same is in writing and signed by the parties hereto and a counterpart thereof is delivered to Escrow Agent and, if Escrow Agent's duties, rights or liabilities hereunder are affected, unless Escrow Agent shall have given its prior consent thereto in writing. Escrow Agent shall not be required or obligated to determine any questions of law or fact. The parties hereto shall jointly and severally indemnify and hold harmless Escrow Agent from and against all costs, claims and expenses, including reasonable attorneys' fees and litigation costs, incurred by Escrow
Agent in connection with the performance of its duties under this
Section 3.2 (including, without limitation, in an interpleader action or other litigation regarding the disposition of the Deposit and the Income), except with respect to acts or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Agreement or involving gross negligence on the part of Escrow Agent.
      3.2.5 Escrow Agent shall have no liability for the selection of any particular account or investment made by the parties hereto, for fluctuations in the value of said account or investment, for the amount of interest or other income earned on said account or investment or for any loss incurred in connection therewith.
         3.2.6 Escrow Agent has acknowledged its agreement to the provisions of this Section 3.2 by signing this Agreement, and Escrow
Agent has executed this Agreement solely for such purpose.
          3.2.7 References in succeeding provisions of this Agreement to the Deposit shall be deemed to be references both to the Deposit and the Income.
      3.3   Existing Financing.
             3.3.1 As provided in Sections 10.5 and 11.6, it shall be a condition precedent to Equitable's and Purchaser's respective obligations to close title hereunder that the Rating Agency Approval shall have been obtained, it being agreed, however, that Purchaser may elect, in its sole discretion, to satisfy this condition by repaying in full the Existing Financing, including any prepayment penalty or premium required to be paid in connection with such repayment and, if Purchaser does so, the amount of the Purchase Price payable by Purchaser to Equitable at Closing shall be the amount provided for in Section 3.1 as if Purchaser had taken title to the Malls subject to the Existing
Financing. Purchaser and Seller each shall, in a timely manner, provide such information, execute and deliver such documents and take such other actions as are required in order that the Rating Agencies may determine whether Purchaser is qualified under the Mortgage to take title to the Malls subject to the Existing Financing. If the Rating Agencies determine that Purchaser is so qualified, Purchaser shall, at (or, if appropriate, prior to) the Closing, execute and deliver such additional documents, and take such other actions, as shall be required under the Mortgage in connection with Purchaser's assumption of the Existing Financing. Without limiting the generality of the foregoing, if required by the Rating Agencies, Purchaser shall submit copies of its organizational documents and shall make such modifications thereto as shall be required by the Rating Agencies, deliver a substantive nonconsolidation opinion from Purchaser's counsel and such other legal opinions of Purchaser's counsel as may be required by the Rating
Agencies, and execute and deliver an assumption of the Mortgage and the other loan documents in the form required thereunder.
            3.3.2 If prior to the Closing Purchaser desires to communicate or meet with the Trustee for the Existing Financing or the Rating Agencies with respect to the Existing Financing or Purchaser's ability to qualify as a party entitled to take title to the Malls subject thereto, Purchaser shall so advise Equitable and afford
Equitable the right to participate in each meeting or communication.
            3.3.3 The terms and conditions of the Existing Financing require that Equitable complete certain maintenance, repair and replacement work at the Malls. To the extent that such work has not heretofore been completed by Equitable, Purchaser shall be solely responsible for the performance of, and payment for, such work following Closing.
    4.    Permitted Encumbrances.
        4.1 Definitions. At the Closing title to the Malls shall be subject only to the following matters ("Permitted Encumbrances"):
        4.1.1 the matters set forth in Exhibit F annexed hereto and made a part hereof;
        4.1.2 liens for Impositions which are not due and payable as of the Closing Date or which are apportioned in accordance with Article
6;
        4.1.3 liens for Impositions which are paid directly by Tenants in occupancy on the Closing Date or by Adjoining Owners to the entity imposing same;
        4.1.4 the state of facts shown on the surveys described in Exhibit G annexed hereto and made a part hereof, which surveys, to the extent not already so updated, shall be updated by surveys dated no earlier than October 23, 1997, which are certified to Purchaser and the Title Company and are accompanied by an affidavit by Equitable, in the form required by the Title Company, that, except in the case of Southridge Mall and any other Mall where material exterior construction is now in progress, there have been no exterior physical changes at the Malls since the date of such updated surveys; and any state of facts a physical inspection of the Malls would show;
       4.1.5 zoning, subdivision, environmental, building and all other Legal Requirements applicable to the ownership, use or development of or the right to maintain or operate the Malls, or have space therein used and occupied by Tenants or Adjoining Owners, presently existing or enacted prior to the Closing;
       4.1.6 all Leases in effect on the date of this Agreement, any extensions or renewals of Leases pursuant to options contained therein which do not require the consent of Equitable thereunder, and any extensions, renewals or amendments of Leases or additional or substituted Leases made between the date hereof and the Closing Date in accordance with the provisions of Article 13;
               4.1.7 mechanics liens, lis pendens and notices of commencement arising from work or other obligations, the payment for which is the responsibility of any Tenant in occupancy on the Closing
Date under a Lease then in effect and in good standing or any Adjoining Owner and not Equitable, it being agreed that a Lease shall be deemed in "good standing" if on the Closing Date the Tenant thereunder is not more than sixty (60) days delinquent in the payment of minimum rent due under its Lease and is not at that time the subject of any petition for relief under the Bankruptcy Code;
               4.1.8 the Mortgage and the applicable loan documents relating thereto;
               4.1.9  the applicable Operating Agreements;
               4.1.10  the applicable Other Agreements; and
               4.1.11 all other matters affecting title to the Malls which are hereafter accepted or required to be accepted or are waived by Purchaser as provided in Article 14.
    5.   The Closing.
        5.1 Closing Date. The closing of the transactions provided for in this Agreement (the "Closing") shall be held at 10:00 A.M. on February 2, 1998 (as the same may be adjourned or advanced pursuant to the terms of this Agreement, the "Closing Date"), at the offices of Paul, Weiss, Rifkind, Wharton & Garrison, 1285 Avenue of the Americas,
New York, New York 10019. Time shall be of the essence with respect to the Closing Date, provided that (i) Equitable shall have the right to adjourn the Closing Date one or more times for a combined aggregate of not more than sixty (60) days, which shall run concurrently with any adjournment effected by Purchaser pursuant to clause (ii) below, to cure exceptions to title, obtain the Required Consents, enable the parties to obtain the Rating Agency Approval, obtain estoppel certificates or satisfy other closing conditions; and (ii) Purchaser shall have the right to adjourn the Closing Date one or more times for an aggregate of not more than sixty (60) days, which shall run concurrently with any adjournment effected by Equitable pursuant to clause (i) above, to enable the parties to obtain the Rating Agency Approval or to allow additional time for Equitable to satisfy its closing conditions.
    5.2 Actions at Closing. At the Closing, the parties shall deliver and accept the documents and instruments and take all other action required of them pursuant to this Agreement.
    6. Apportionments. At the Closing (except where a later date is specifically provided for in this Article), the items set forth below shall be adjusted as of 11:59 P.M. on the day preceding the Closing Date (the "Adjustment Point"); provided, however, that if the Closing occurs on February 2, 1998, the Adjustment Point shall be 11:59 PM on January
31, 1998 and at the Closing, Purchaser shall pay to Seller an amount equal to interest on the cash portion of the Purchase Price at the rate of 10% per annum for one day.
      6.1 Rents. Rents as and when collected. Any Rents collected by or on behalf of Purchaser (which, for purposes of this Section 6.1, shall include Rents collected by any property manager or other agent acting for Purchaser) subsequent to the Closing (whether due and payable prior to or subsequent to the Adjustment Point) shall be adjusted as of the Adjustment Point, and any portion thereof properly allocable to periods prior to the Adjustment Point, net of costs of collection properly allocable thereto, if any, shall be paid by Purchaser to Equitable promptly after the collection thereof by or on behalf of Purchaser, but subject to the further provisions of this Section 6.1 in the case of Rents due prior to the Adjustment Point. If prior to the Closing Equitable shall have collected, or if subsequent to the Closing Equitable shall collect, any Rents (which, for the purposes of this Section 6.1, shall include Rents collected by the Managing Agent or other agent acting for Equitable) which are properly allocable in whole or in part to periods subsequent to the Adjustment Point, the portion thereof so allocable to periods subsequent to the Adjustment Point, net of costs of collection properly allocable thereto, if any, shall be credited to Purchaser by Equitable at the Closing or, if collected after the Closing, shall be promptly remitted by Equitable to Purchaser. As used in this Section 6.1 the term "costs of collection" shall mean and include reasonable attorneys' fees and other costs incurred by or on behalf of Purchaser or Equitable in collecting any Rents, but shall not include the regular fees payable to any property manager for the Malls, the payroll costs of any of Equitable's or Purchaser's employees or any other internal costs or overhead of Equitable or Purchaser.
        6.1.1 Equitable shall deliver to Purchaser at Closing a list of all Tenants and Adjoining Owners at each Mall that are delinquent in payment of Rents as of the Adjustment Point, which list shall set forth the amount of each such delinquency, the period to which each such delinquency relates and the nature of the amount due, itemizing separately fixed monthly rent, tax reimbursements, common area maintenance, electric charges, charges for tenant services, charges for overtime services, percentage rent and other charges, if any. The first amounts collected by or on behalf of Purchaser from each delinquent
Tenant or Adjoining Owner, net of costs of collection, if any, shall be deemed to be in payment of Rents (or the specific components of Rents) for the month in which the Closing occurs, next in payment of Rents (or the specific components of Rents) then due on account of any month after the month in which the Closing occurs and finally in payment of delinquent Rents (or the specific components of Rents) which are in arrears as of the first day of the month in which the Closing occurs, as set forth on such list; provided, however, that if at the Closing Date any Tenant or Adjoining Owner is more than thirty (30) days in arrears in payment of Rents (or any component of Rents), the first amounts collected by or on behalf of Purchaser from each such Tenant or Adjoining Owner on account of the Rents (or the specific component of Rents) as to which it is so delinquent, net of costs of collection, if any, shall be deemed in payment of such Rents (or such specific component of Rents) then due on account of any month after the month in which the Closing occurs, next in payment of such Rents (or such specific component of Rents) for the month in which the Closing occurs and finally in payment of such Rents (or such specific component of Rents) which are in arrears as of the first day of the month in which the Closing occurs, as set forth on such list. Any amounts collected by or on behalf of Purchaser from each delinquent Tenant or Adjoining Owner which, in accordance with the preceding sentence, are allocable to the month in which the Closing occurs (as adjusted as of the Adjustment
Point) or any prior month, net of costs of collection properly allocable thereto, if any, shall be paid promptly by Purchaser to Equitable.
        6.1.2 Purchaser shall exert reasonable efforts for a period of one (1) year after the Closing to bill and collect any delinquencies set forth on the list delivered by Equitable pursuant to subsection
6.1.1 and the amount thereof, as, when and to the extent collected by or on behalf of Purchaser shall, if due to Equitable pursuant to the provisions of subsection 6.1.1, be paid by Purchaser to Equitable, net of costs of collection, if any, properly allocable thereto, promptly after the collection thereof by Purchaser. In no event shall Purchaser be obligated to institute any actions or proceedings or to seek the eviction of any Tenant or Adjoining Owner in order to collect any such delinquencies.
         6.1.3 Following the Closing, Purchaser shall submit or cause to be submitted to Equitable, within 30 days after the end of each calendar quarter up to and including the calendar quarter ending on March 31, 1999, but only so long as any delinquencies shall be owed to Equitable, a statement which sets forth all collections made by or on behalf of Purchaser from the Tenants and Adjoining Owners which owe such delinquencies through the end of such calendar quarter. Equitable shall have the right from time to time following the Closing until 90 days after receipt by Equitable of the last quarterly statement required hereunder, at Equitable's expense during business hours and on reasonable prior notice to Purchaser, to examine and audit so much of the books and records of Purchaser as relate to such delinquencies in order to verify the collections reported by Purchaser in such quarterly statements.
         6.1.4 Nothing contained in this Section 6.1 shall be deemed to prohibit Equitable, at its own expense, from instituting any actions or proceedings in its own name against any Tenant or Adjoining Owner after the Closing in order to collect the amount of any delinquencies due in whole or in part to Equitable from such Tenant or Adjoining
Owner; provided, however, that in no event shall Equitable be entitled in any such action or proceeding to seek to evict any Tenant or Adjoining Owner or to recover possession of its space. If requested by Equitable, Purchaser shall join in any such action or proceeding, or permit the same to be bought in Purchaser's name or in the names of Equitable and Purchaser, all at Equitable's sole cost and expense.
Purchaser shall not waive or settle any delinquency owed in whole or in part to Equitable without the prior written consent of Equitable.
         6.1.5 With respect to that portion of the Rents which constitute percentage or overage rents, or other amounts payable by Tenants or Adjoining Owners based upon sales, receipts or income of such entities, the following shall apply: (i) at the Closing and/or, in the case of percentage or overage rents which are in arrears or are payable in other than monthly installments, subsequent to the Closing, percentage or overage rents shall be apportioned as provided in the other subsections of this Section 6.1 in the case of Rents generally;
and (ii) following the end of the fiscal year on account of which such percentage or overage rents are payable by each Tenant or Adjoining
Owner and receipt by Purchaser of any final payment on account thereof due from such Tenant or Adjoining Owner, Purchaser shall pay to Equitable, net of costs of collection, if any, the excess, if any, of
(a) the amount of percentage or overage rents paid by such Tenant or Adjoining Owner on account of such entire fiscal year multiplied by a fraction, the numerator of which is the number of months (including any fraction of a month expressed as a fraction) of such fiscal year which occurred prior to the Adjustment Point and the denominator of which is 12 or such lesser number of months (including any fraction of a month expressed as a fraction) as may have elapsed in such fiscal year prior to the expiration of the Lease or Operating Agreement in question over
(b) all amounts theretofore received by Equitable on account of the percentage or overage rents in question for such fiscal year. If in any case the amount provided for in (b) above exceeds the amount provided for in (a) above, Equitable shall pay the amount of such excess to Purchaser upon demand. Upon request of Purchaser, Equitable shall advise Purchaser of the amount of percentage or overage rents collected by Equitable from each Tenant or Adjoining Owner prior to the Closing
Date. If on the Closing Date Equitable shall be conducting any audits of payments of percentage or overage rents previously made by Tenants or Adjoining Owners for fiscal years prior to the ones in effect on the Closing Date, Equitable shall have the right to continue all such audits until completion thereof and to collect and retain any amounts payable by reason thereof. In addition, Equitable shall have the right to initiate such audits subsequent to the Closing in respect of any fiscal years prior to the ones in effect on the Closing Date, and in respect of the fiscal year in which the Closing Date occurs if more than eight months shall have elapsed in such fiscal year as of the Closing Date. Equitable shall provide Purchaser with copies of the results of such audits promptly after the completion thereof.
       6.1.6 With respect to that portion of Rents which are payable on an annual, semi-annual or other non-monthly basis, Purchaser shall use its reasonable efforts to bill and collect or cause to be billed and collected all such payments which become due after the Closing, which payments, to the extent allocable to periods prior to the Adjustment
Point, shall be paid by Purchaser to Equitable promptly after receipt thereof, net of costs of collection, if any, properly allocable thereto. With respect to that portion of Rents which are billed on an estimated basis during the fiscal or other period for which paid, at the end of such fiscal or other period Purchaser shall determine or cause to be determined whether the items in question have been overbilled or under billed in accordance with provisions of the applicable Leases and the method of billing previously followed by Equitable. If Purchaser determines or causes to be determined that there has been an overbilling and an overbilled amount has been received, Purchaser shall reimburse or cause to be reimbursed such amount to the Tenants and/or Adjoining
Owners which paid the excess amount and Equitable shall pay to Purchaser the portion of such reimbursement which is properly allocable to the period prior to the Adjustment Point. If Purchaser determines that there has been an underbilling, the additional amount shall be billed or caused to be billed by Purchaser to the Tenants and Adjoining Owners, as applicable, and any amount received by Purchaser, net of costs of collection, if any, to the extent properly allocable to periods prior to the Adjustment Point shall promptly be paid by Purchaser to Equitable. Purchaser's determination of any amounts underbilled or overbilled shall in each case be subject to Equitable's approval. In connection with any annual true-up of estimated common area maintenance or other charges paid during the course of any fiscal year, Equitable shall have the right to furnish to Purchaser schedules and other information to be utilized in calculating amounts due in connection with such true-up for the portion of the fiscal year elapsed prior to the Closing Date
(and/or, if applicable, the prior fiscal year), and Purchaser agrees to calculate amounts due on the basis of the schedules and information furnished by Equitable.
         6.1.7 Notwithstanding anything to the contrary set forth in this Section 6.1, Equitable shall be entitled to receive, and Purchaser shall pay to Equitable promptly after receipt thereof, net of costs of collection, if any, properly allocable thereto, (i) subject to the provisions of subsection 6.4.1, all amounts payable by Tenants and Adjoining Owners on account of Impositions which, pursuant to the terms of subsection 6.4.1, it is Equitable's obligation to pay and discharge, which amounts shall be apportioned between Equitable and Purchaser in the same manner as the Impositions to which they relate, and (ii) all amounts payable by Tenants and Adjoining Owners on account of utilities which, pursuant to the terms of subsections 6.4.2 and 6.4.3, it is Equitable's obligation to pay and discharge, which amounts shall be apportioned between Equitable and Purchaser in the same manner as the utilities to which they relate.
        6.1.8 Any advance rental deposits or payments held by Equitable on the Closing Date and applicable to periods of time subsequent to the Adjustment Point, and any security deposits held by Equitable on the Closing Date, together with interest thereon, if any, which, under the terms of the applicable Leases, is payable to the Tenants thereunder, shall be paid to Purchaser at the Closing.
       6.1.9 Each of Equitable and Purchaser shall be responsible for paying any sales tax on the Rent paid to it.
       6.2 Leasing Costs. Equitable shall pay and indemnify Purchaser in respect of all leasing commissions, costs of tenant alterations and improvements performed or to be performed for Tenants at the expense of the landlord thereof (or allowances payable by the landlord in lieu thereof), moving and other allowances, if any, and fees and disbursements of architects, engineers and attorneys (collectively
"Leasing Costs") in respect of (i) all Leases executed by or on behalf of all parties thereto on or before December 15, 1997, (ii) any renewal of any Lease resulting from the exercise by the Tenant of an option or from an agreement executed by or on behalf of all parties thereto on or before December 15, 1997 and (iii) any increase of the space demised by any Lease resulting from the exercise of an option by the Tenant or from an agreement executed by all of the parties thereto on or before December 15, 1997. Purchaser shall assume and pay and indemnify
Equitable in respect of all Leasing Costs payable in respect of Leases, renewals, expansions and amendments of the nature described in clauses
(i), (ii) and (iii) above which are executed by all parties thereto or the options for which are exercised after December 15, 1997 (including, without limitation, any leasing commissions which may become payable to the Managing Agent with respect to Leases executed after the Closing
Date with Tenants with whom the Managing Agent had been negotiating prior to the Closing Date, which commissions shall be payable by Purchaser to the Managing Agent pursuant to the terms of the Management Agreement). If any Leasing Costs shall be paid by Equitable prior to the Closing, which, in accordance with this Section 6.2, it is Purchaser's obligation to pay, Purchaser shall reimburse Equitable for the documented amount thereof at the Closing.
     6.3 Ancillary Income. Ancillary income received by Equitable in connection with the licensing of the name of the Malls, the furnishing of utilities from the Mall to third parties and the like shall be adjusted as of the Adjustment Point between Equitable and Purchaser.
    6.4 Additional Items. At the Closing, the following additional items shall be apportioned between Equitable and Purchaser as of the Adjustment Point for each Mall:
       6.4.1 Impositions payable by Equitable in respect of each Mall shall be adjusted on the basis of the fiscal year for which the same are imposed, whether or not yet due and payable as of the Closing
Date.  If an Imposition is not due and payable until after the Closing
Date and the assessed valuation or the tax rate or any other factor upon which the amount of the Imposition will be based has not been fixed at the Closing Date, then the parties shall at the Closing apportion such Imposition based on the most recently available assessed valuation and tax rate, and shall make a final adjustment of such item within 30 days following the date on which the actual assessed valuation and tax rate or any other factor applicable to such Imposition becomes known. Notwithstanding the foregoing, in the case of real estate taxes which are payable in arrears, at the Closing, Purchaser shall pay to Equitable one-half of the estimated aggregate amount of such real estate taxes which will be payable after the Closing Date, which are properly allocable to any period prior to the Adjustment Point and which are otherwise credited to Purchaser at Closing, such payment being the estimated aggregate amount of payments to be (and not previously) made by Tenants and Adjoining Owners in reimbursement of such taxes, which payments, when made, and notwithstanding the provisions of subsection
6.1.7, shall be retained by Purchaser. Such estimates shall be subject to readjustment at such time as the actual amounts of the real estate taxes and reimbursement payments have been determined. In the case of special assessments payable in installments, the installment for the fiscal year in which the Adjustment Point occurs shall be apportioned by Equitable and Purchaser as provided above and Purchaser shall be responsible for paying all subsequent installments thereof. If any Tenant in occupancy at the Closing Date or Adjoining Owner is obligated to pay any Impositions directly to the applicable taxing authority, such Impositions shall not be apportioned.
           6.4.2 Water and sewer charges, if any, payable by Equitable on the basis of the period or periods for which the same are payable.
If there are water meters at any Mall, Equitable shall furnish readings to a date not more than thirty (30) days prior to the Closing Date, and the unfixed meter charges and the unfixed sewer charges, if any, based thereon for the intervening time shall be apportioned on the basis of such last readings. Any water and sewer charges payable by Tenants in occupancy on the Closing Date or Adjoining Owners directly to the entity or entities furnishing such services shall not be apportioned.
       6.4.3 Utilities and fuel payable by Equitable, including without limitation electricity and gas. Equitable shall endeavor to have the meters for such utilities read the day on which the Adjustment Point occurs and will pay the bills rendered to it on the basis of such readings. If Equitable does not obtain such a meter reading with respect to any such utility, the adjustment therefor shall be made on the basis of the most recently issued bills therefor which are based on meter readings not earlier than thirty (30) days prior to the Adjustment Point. Equitable will receive a credit in an amount equal to any cash security deposits held by any utility companies (with interest thereon, if any, in the amount equal to the amount accrued on such security deposits), and shall assign to Purchaser at the Closing all of Equitable's right, title and interest in and to such security deposits. Purchaser will make its own arrangements for any surety bonds required by any utility companies within 10 Business Days following the Closing
Date, and Equitable will thereafter cancel any bonds previously furnished. If fuel oil, propane or other fuel is used at any Mall, Equitable shall deliver to Purchaser at the Closing statements of the suppliers of such fuel dated within three days of the Adjustment Point setting forth the quantity of fuel on hand and the cost paid by Equitable therefor, and Purchaser shall pay to Equitable at the Closing the cost of such fuel (including taxes thereon, if any) as shown on such statements. Charges for any utilities payable by Tenants in occupancy on the Closing Date and Adjoining Owners directly to the utility companies furnishing the same shall not be apportioned.
    6.4.4    Charges payable by Equitable under the Other Agreements.
    6.4.5 Contributions payable by Equitable to merchants' and other associations, and to promotional and marketing funds and activities at the Malls, it being understood that Equitable shall be required to fund any share of pre-Closing marketing and promotion costs.
   6.4.6 If on the Closing Date, there are pending any tax certiorari proceedings and/or protests of real estate tax assessments of any Mall in respect of the real estate taxes payable for the then-current tax fiscal year, then (i) Equitable shall have the right to continue the prosecution of such proceedings or protests and collect any refunds payable in respect thereof if on the Closing Date more than half of such fiscal year shall have elapsed, and (ii) Purchaser shall have the right to take over the prosecution of such proceedings or protests and collect any refunds payable in respect thereof if on the Closing
Date half of such fiscal year or less shall have elapsed; provided, however, that no such settlement shall be made without the prior written approval of the other party hereto, such approval not to be unreasonably withheld or delayed. Equitable shall have the right to continue to prosecute any such proceedings or protests with respect to any prior periods without the participation or approval of Purchaser, and Purchaser shall have the right to prosecute any such proceedings or protests for any subsequent periods without the participation or approval of Equitable. Within 30 days after receipt by Equitable of a refund for the fiscal year in which the Closing occurs or any prior period, Equitable shall submit to Purchaser a schedule showing the amount of such refund, net of the costs and expenses of obtaining the same, which is payable to each Tenant then in possession at such Mall and each Adjoining Owner, and shall remit to Purchaser the aggregate of all amounts so payable. From time to time after the Closing Purchaser shall, upon request, advise Equitable of the names of any Tenants which are in occupancy at the Closing but cease to be in occupancy thereafter. Purchaser shall promptly pay any amounts so received from Equitable to the Tenants in possession and Adjoining Owners pursuant to and in accordance with the schedule submitted to it by Equitable and shall indemnify and hold Equitable harmless from and against all claims, demands, liabilities and expenses (including, without limitation, reasonable attorneys' fees and disbursements) asserted against, imposed on or incurred by Equitable by reason of Purchaser's failure to make any such payment to a Tenant in possession or an Adjoining Owner. Equitable shall indemnify and hold Purchaser harmless from and against all claims, demands, liabilities and expenses (including, without limitation, reasonable attorneys' fees) asserted against, imposed on or incurred by Purchaser by reason of (i) any claim by a Tenant no longer in possession at the applicable Mall that it is entitled to a portion of any such refund and (ii) any claim by a Tenant in possession or Adjoining Owner at the applicable Mall that it is entitled to more than the amount paid to it by Purchaser in accordance with the schedule furnished by Equitable to Purchaser. The amount of any refund obtained by Equitable or Purchaser in respect of the fiscal year in which the Closing occurs as a result of any such proceeding or protest, or the settlement thereof, net of costs and expenses payable by Equitable or Purchaser in connection therewith and the amount of such refund payable to Tenants and Adjoining Owners, shall be apportioned between Purchaser and Equitable in the manner that real estate taxes for such year were apportioned pursuant to subsection 6.4.1, and the portion of such amount properly allocable to the period prior to the Adjustment Point shall be paid by Purchaser to Equitable or the amount properly allocable to the period subsequent to the Adjustment Point shall be paid by Equitable to Purchaser, as applicable.
          6.4.7 Any accrued but unpaid interest and Trustee's and Rating Agency fees in connection with the Existing Financing, but excluding fees payable in connection with the obtaining of the Rating
Agency Approval.
         6.4.8 Any amounts deposited with the Trustee pursuant to the terms of the Existing Financing.
         6.4.9 Rent under the Ground Leases, including, without limitation, percentage or overage rent, real estate taxes, insurance premiums and any other amounts paid or to be paid by the ground lessee thereunder.
        6.4.10 Any other items of income or expense of the Malls which, in accordance with generally accepted business practices, should be apportioned between Equitable and Purchaser.
     6.5 Adjustment Statement. Equitable will deliver to Purchaser prior to the Closing a copy of a proposed adjustment statement showing all adjustments to be made at the Closing. The parties shall then endeavor to agree upon such statement or any modification thereof so that it or such modification can be executed by them at the Closing. To the extent that there is an error or omission in any of the adjustments made pursuant to such statement and the same is discovered following the Closing, the parties agree to rectify the same as promptly as possible following such discovery.
    6.6    Tenant Note Obligations.  As listed and described on Exhibit
I, certain Tenants have executed promissory notes, in the amounts and having terms as described therein, in payment of certain back Rent obligations. Anything hereinabove contained to the contrary notwithstanding, Equitable shall retain said notes as its sole property, shall be entitled, at its election and discretion, to take whatever action it deems appropriate for the enforcement thereof or collection of amounts due thereunder, all at Equitable's sole cost and expense, and shall be entitled to retain, as its sole property, any amount received by Equitable with respect thereto or as is otherwise paid by any such Tenant and identified as having been paid with respect to its note obligations. Any amounts collected by Purchaser following Closing with respect to said Tenant note obligations shall promptly be remitted to Equitable; provided, however, that no amounts received by Purchaser from any such Tenant following the Closing shall be deemed to have been paid with respect to any of such notes unless specifically identified by the Tenant as being paid with respect thereto. Notwithstanding the provisions of any Lease or the provisions of any such note (or any instrument or document further evidencing or securing the obligations of the Tenant under any such note), in no event shall Equitable have the right to seek cancellation of any such Tenant's Lease, or the repossession of the premises demised to the Tenant, or the eviction of the Tenant therefrom, in connection with any action or proceeding taken for the enforcement or collection of any amount due from any Tenant under or with respect to said notes.
       6.7 Survival. The provisions of this Article 6 shall survive the Closing.
 7. Actions to be Taken and Documents to be Delivered at or Prior to the Closing.
        7.1   Equitable's Deliveries.  At or prior to the Closing,
Equitable will deliver or cause to be delivered to Purchaser each of the instruments and documents listed in the following provisions of this
Section 7.1, executed and acknowledged where appropriate by Equitable and/or the other party or parties thereto:
        7.1.1 A special or limited warranty deed (each, a "Deed") with respect to each Property, in proper statutory form for recording, conveying such Property from Equitable to Purchaser, subject only to Permitted Encumbrances.
       7.1.2 An assignment by Equitable to Purchaser with respect to each Ground Lease of the tenant's interest under such Ground Lease in proper form for recording and otherwise in the form of Exhibit N, subject to any modifications required pursuant to the applicable Ground Lease.
       7.1.3 A bill of sale with respect to each Mall conveying the applicable Personal Property to Purchaser, which bill of sale shall contain no warranties, express or implied, by Equitable except that Equitable is the owner of and has not previously sold, transferred or encumbered (other than for the Existing Financing) the Personal
Property.
        7.1.4 An assignment, in proper form for recording and otherwise in the form of Exhibit O (subject to any modifications required pursuant to the applicable Operating Agreement), by Equitable to Purchaser of all of Equitable's right, title and interest in, to and under each of the Operating Agreements.
        7.1.5 An assignment, in the form attached as Exhibit P, by Equitable to Purchaser with respect to each Mall of all of Equitable's right, title and interest in, to and under all the applicable Leases, and in and to all security deposits and any interest thereon which, under the terms of the applicable Leases, is payable to the Tenants thereunder.
        7.1.6 An assignment by Equitable to Purchaser with respect to each Mall in the form attached as Exhibit Q of all of Equitable's right, title and interest in, to and under the applicable Other Agreements.
        7.1.7 A "General Assignment" by Equitable to Purchaser with respect to each Mall in the form attached as Exhibit R of all of Equitable's right, title and interest in and to the following, if any:
(i) all warranties and guaranties of manufacturers, suppliers and contractors, to the extent the same are assignable, (ii) all permits of Governmental Authorities, and licenses and approvals of private utilities and others, required for or necessary to the operation and maintenance of such Mall, to the extent the same are assignable, (iii) all cash security deposits held by any utility with respect to such Mall (plus the interest accrued thereon, if any), (iv) all names, trade names, trademarks, service marks and logos (and all good will associated therewith) by which the Mall or any part thereof may be known or which may be used in connection therewith, together with all registrations, if any, for the same and other intangible property relating thereto, and all telephone numbers and listings employed in connection with the Mall,
(v) all site plans, surveys, plans or specifications and floor plans relating to the Mall, (vi) all catalogues, booklets, manuals, files, logs, records, correspondence, Tenant lists, Tenant prospect lists, Tenant histories, brochures and materials, advertisements and other items with respect to the Mall and (vii) all promotional and marketing fund accounts.
        7.1.8 Equitable's Copies of the Mortgage and other documents listed in Exhibit B comprising the Mortgage.
        7.1.9    Equitable's Copies of the Operating Agreements.
        7.1.10 The Required Consents and any consents required under the Other Agreements for the assignment thereof by Equitable to Purchaser; provided, however, that it shall not be a condition to Purchaser's obligations under this Agreement that any consent required under any Other Agreement for the assignment thereof to Purchaser shall be obtained, but Equitable shall be obligated to pay and indemnify
Purchaser from and against any damages, penalties or other sums that may be payable to the other party to such Other Agreement by reason of Equitable's failure to assign the same to Purchaser or to obtain the consent of such other party to such assignment, which obligation shall survive the Closing.
       7.1.11    Equitable's Copies of the Leases and the Ground Leases.
       7.1.12    Equitable's Copies of the Other Agreements.
       7.1.13 An executed copy of an agreement between Equitable and the Managing Agent terminating the Management Agreement as of the Closing Date, the form and content of which shall be reasonably satisfactory to Purchaser and shall in any event provide that Purchaser shall have no liability with respect to any employees of Managing Agent at any Mall or who render services with respect to any Mall.
       7.1.14 A notice to Tenants, and a notice to Adjoining Owners, notifying each of the sale of the applicable Mall to Purchaser as of the Closing Date, in form reasonably satisfactory to Purchaser.
       7.1.14    The certificate of Equitable provided for in subsection
8.6.3.
       7.1.16 A certificate that Equitable is not a "foreign person" within the meaning of 1445 of the Internal Revenue Code of 1986, as amended.
       7.1.17 Counterparts of an adjustment statement summarizing all adjustments in respect of the Purchase Price made at the Closing pursuant to Article 6.
       7.1.18 All sales tax, transfer tax and other tax returns, if any, which Equitable is required by law to execute and deliver, either individually or together with Purchaser, to any Governmental Authority as a result of the sale.
       7.1.19 A copy of the resolutions of the Investment or Separate Account Committee of Equitable, certified to by the secretary or an assistant secretary of Equitable, which authorize (i) the transactions contemplated by this Agreement, and (ii) the execution by Equitable of this Agreement and the documents, instruments and agreements to be executed and delivered by Equitable pursuant hereto, together with an incumbency certificate as to the authority of the person(s) executing and delivering this Agreement and such documents, instruments and agreements on behalf of Equitable.
      7.1.20     A good standing certificate from the Insurance
Department of the State of New York for Equitable, dated within 15 days of the Closing Date, and good standing certificates issued in respect of Equitable by the Secretary of State, Insurance Commission or State Corporation Commission, as the case may be, of each State in which a Mall is located, dated within 30 days of the Closing Date.
     7.1.21 All records and files which are in the possession of Equitable, ERE or the Managing Agent relating to the current operation and maintenance of the Malls, including without limitation, to the extent in the possession of such parties, current tax bills, current water, sewer, utility and fuel bills, payroll records, billing records for Tenants and Adjoining Owners, repair and maintenance records and the like which affect or relate to the Malls, plans, drawings, blue prints and specifications for each of the Malls, all warranties and guaranties of manufacturers, suppliers and contractors in effect on the Closing
Date, certificates of occupancy and other licenses and permits and keys to the Malls. Delivery of such materials, as well as the documents referred to in subsections 7.1.9, 7.1.11 and 7.1.12, shall be effectuated pursuant to arrangements made by the Managing Agent and the property manager or managers retained by Purchaser to operate the Malls.
   7.1.22 An assignment by Equitable to Purchaser of all of Equitable's right, title and interest in, to and under the interest rate cap agreements dated May 24, 1996 between Equitable and Goldman Sachs Capital Markets, L.P., as assigned by Goldman Sachs Capital Markets,
L.P. to Goldman Sachs Mitsui Marine Derivative Products, L.P., in form reasonably acceptable to Purchaser.
   7.1.23 All vehicle titles assigned to Purchaser, duly endorsed by Equitable or the Managing Agent, as required.
   7.1.24 If applicable, a written direction to Escrow Agent to deliver the Deposit to Equitable and the Income to Purchaser.
   7.1.25 A letter from the Managing Agent to Purchaser in which the Managing Agent agrees to honor all gift certificates issued at the Malls prior to the Closing Date and presented to Tenants and Adjoining Owners after the Closing Date.
   7.1.26 All other instruments and documents, if any, to be executed, acknowledged and/or delivered by Equitable pursuant to any of the other provisions of this Agreement.
     7.2    Purchaser's Deliveries.  At or prior to the Closing,
Purchaser shall deliver or cause to be delivered to Equitable or the other parties indicated below each of the payments, documents and instruments listed in this Section 7.2, such instruments and documents to be executed and acknowledged where appropriate:
           7.2.1 The cash portion of the Remaining Balance, as set forth in Section 3.1.
           7.2.2 All sales tax, transfer tax and other tax returns, if any, certificates of value and similar documents which Purchaser is required by law to execute and deliver, either individually or together with Equitable, to any Governmental Authority as a result of the sale.
           7.2.3 Counterparts of each of the instruments and documents listed in subsections 7.1.2, 7.1.4, 7.1.5 and 7.1.6 (in order to evidence Purchaser's assumption of the Ground Leases, Operating
Agreements, Leases and Other Agreements) and in subsections 7.1.17,
7.1.18 and, if applicable, 7.1.24.
          7.2.4 Such instruments and documents as are required by the Mortgage or any of the other loan documents, or as may be required by the Rating Agencies, in connection with Purchaser's assumption of the Mortgage.
          7.2.5 A copy of resolutions of the board of directors of each general partner of Purchaser's general partners, in each case certified by a Secretary or an Assistant Secretary, which authorize (both on behalf of Purchaser and partners of Purchaser) (i) the transactions contemplated by this Agreement, and (ii) the execution of this Agreement and the documents, instruments and agreements to be executed and delivered by Purchaser pursuant hereto, together with an incumbency certificate as to the authority of the person(s) executing and delivering this Agreement and such documents, instruments and agreements on behalf of Purchaser. In addition, copies of resolutions of the board of directors of each of Simon DeBartolo Group, Inc. and The Macerich
Company approving the transaction provided for in this Agreement.
         7.2.6 A good standing certificate for each of the general partners of Purchaser, and each general partner of such general partners from the Secretaries of State of the states of their respective incorporation, dated within fifteen days of the Closing Date.
        7.2.7 All other payments, instruments and documents, if any, to be executed, acknowledged and/or delivered by Purchaser pursuant to any of the other provisions of this Agreement.
        7.3 Access to Records. Purchaser agrees for a period of seven years following the Closing it will retain and make available to Equitable or to any Governmental Authority having jurisdiction over Equitable for inspection and copying, at Equitable's expense, on reasonable advance notice at reasonable times at the place in the continental United States where Purchaser then maintains its records in respect of the Malls, all documents and records concerning the Malls delivered by Equitable, ERE or the Managing Agent in connection with the Closing. If Purchaser shall desire to destroy any such records prior to the expiration of such seven-year period, Purchaser shall first notify Equitable and permit Equitable to take delivery of the records in question; and if Equitable fails to do so within 90 days after such notice from Purchaser, Purchaser shall then be free to destroy the same.
The provisions of this Section 7.3 shall survive the Closing.
    8. Malls Conveyed As Is; Representations and Warranties of
Equitable.
       8.1 No Implied Representations. Purchaser acknowledges that except as expressly set forth in this Agreement and in the documents and instruments delivered by Equitable at the Closing, neither Equitable nor any agent or representative or purported agent or representative of Equitable has made, and Equitable is not liable for or bound in any manner by, any express or implied warranties, guaranties, promises, statements, inducements, representations or information (including, without limitation, any information set forth in offering materials heretofore furnished to Purchaser) pertaining to the Malls or any of them, the physical condition thereof, environmental matters, the income, expenses or operation thereof or the Personal Property or Intangible Personal Property, the uses which can be lawfully made of any Property under applicable zoning or other laws or any other matter or thing with respect to the Malls, including, without limitation, any existing or prospective Leases, Operating Agreements or Other Agreements. Without limiting the foregoing, Purchaser acknowledges and agrees that, except as expressly set forth in this Agreement and in the documents and instruments delivered by Equitable at the Closing, Equitable is not liable for or bound by (and Purchaser has not relied upon) any verbal or written statements, representations, real estate brokers' "set-ups" or offering materials or any other information respecting the Malls furnished by Equitable or any broker, employee, agent, consultant or other person representing or purportedly representing Equitable.
       8.2 "As-Is" Purchase. Purchaser represents that it has inspected the Malls, the physical and environmental condition and the uses thereof and the fixtures, equipment and Personal Property included in this sale to its satisfaction, that it has independently inves tigated, analyzed and appraised the value and profitability thereof, the creditworthiness of Tenants and Adjoining Owners and the presence of hazardous materials, if any, in or on the Malls, that it has reviewed the Ground Leases, the Mortgage, all other documents and instruments that evidence or secure the Existing Financing, the Leases listed on Exhibit K annexed hereto, the Operating Agreements, the Other Agreements and all other documents referred to herein, that it is thoroughly acquainted with all of the foregoing and that Purchaser, in purchasing the Malls, is relying upon its own investigations, analyses, studies and appraisals and not upon any information provided to Purchaser by or on behalf of Equitable with respect thereto (except to the extent covered by any warranties or representations of Equitable set forth in this Agreement, in any Seller's Estoppel Letter or in any other document or instrument delivered by Equitable in connection with the Closing).
Purchaser agrees to accept the Malls "as is" and in their condition as at the date hereof, reasonable wear and tear between the date hereof and the Closing Date excepted, and Purchaser shall assume the risk that adverse matters, including but not limited to, construction defects and adverse physical and environmental conditions may not have been revealed by Purchaser's investigations; and Purchaser, upon closing, shall be deemed to have waived, relinquished and released Equitable from and against any and all claims, demands, causes of action, losses, damages, liabilities, costs and expenses (including, attorneys' fees and court costs) of any and every kind or character, known or unknown, which Purchaser might have asserted or alleged against Equitable by reason of or arising out of any latent or patent construction defects or physical conditions, violations of applicable laws (including, without limitation, environmental laws) and any and all other acts, omissions, events, circumstances or matters with respect to the Malls, subject, how ever, to Purchaser's rights and remedies provided for in this Agreement in the event of the breach of any of Equitable's warranties and representations contained herein, in any Seller's Estoppel Letter or in any other document or instrument delivered by Equitable in connection with the Closing, and subject to the next to last sentence of this
Section 8.2. Nothing contained in this Section 8.2 shall be deemed to constitute a waiver by Purchaser of its rights at law or in equity, if any, to seek contribution or other recourse against Equitable in the event of a claim asserted against Purchaser by a third party with respect to liabilities arising from or relating to any circumstances or conditions which exist at or in respect of the Malls prior to the Closing. The provisions of this Section 8.2 shall survive the Closing.
     8.3 Representations and Warranties of Equitable. Equitable hereby represents and warrants to Purchaser as follows:
     8.3.1 Equitable is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. Equitable has full power and authority to enter into this Agreement and to perform its obligations hereunder in accordance with the terms hereof. The execution, delivery and performance by Equitable of this Agreement and the documents to be executed by Equitable pursuant hereto have been duly and validly authorized by all necessary corporate action on the part of Equitable. This Agreement constitutes the legal, valid and binding obligation of Equitable, enforceable against Equitable in accordance with its terms, subject as to enforceability to the effect of applicable bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent conveyance or other similar laws affecting the rights of creditors generally and to general principles of equity. No bankruptcy, insolvency, reorganization, arrangement or moratorium proceeding or allegation of fraudulent conveyance is now pending or threatened against Equitable or any of the Malls.
    8.3.2       Equitable is not a "foreign person" as defined in
Section 1445 of the Internal Revenue Code of 1986, as amended.
    8.3.3 Execution by Equitable of this Agreement and all documents provided for herein to be executed by Equitable, and performance by Equitable of the provisions hereof and thereof, will not violate or result in any breach of, or constitute a default under, any law, regulation, rule, order or judgment of any governmental authority to which Equitable is subject, or any agreement, indenture, mortgage, deed of trust, bank loan, credit agreement or other instrument to which Equitable is a party or by which Equitable is bound (subject to Purchaser's qualifying to take title to the Malls subject to the Mortgage thereon in accordance with the terms thereof, and to Equitable's obtaining the consents listed on Exhibit W annexed hereto
(the "Required Consents") and any consents required under the Other Agreements, subject to the provisions of Section 7.1.10), where such breach or default might adversely affect Equitable's ability to perform its obligations hereunder or under such other documents. Equitable is not in default under any note, evidence of indebtedness, lease, contract, license, undertaking or other agreement where the liability thereunder might adversely affect Equitable's ability to perform its obligations under this Agreement or any document executed by Equitable pursuant hereto.
        8.3.4     With respect to the Existing Financing:
               8.3.4.1 Exhibit B annexed hereto is a true, correct and complete list of all documents which evidence and secure the Existing Financing.
               8.3.4.2 The copies of such documents which have been made available or delivered to Purchaser for review are true, correct and complete copies thereof.
               8.3.4.3 The Existing Financing is in full force and effect on the date hereof. Equitable is current in all payments of principal and interest due under the Existing Financing as of the date hereof. Equitable has complied in all material respects with the terms of the documents which evidence and secure the Existing Financing. Equitable has received no written notice that is still outstanding from the mortgagee thereunder or any holder of notes evidencing the same that any default on the part of Equitable exists thereunder. None of the documents which evidence and secure the Existing Financing has heretofore been amended or supplemented
  (whether orally or in writing) except as shown in Exhibit B.
         8.3.5    With respect to the Leases:
                8.3.5.1 Exhibit K annexed hereto is a true, correct and complete list of all of the Leases in effect on December 15, 1997
  (except those Leases consisting of licenses and concession agreements which have terms, including any rights to renew or extend, not in excess of four (4) months), setting forth, with respect to each
  Lease: (i) the date thereof and the date of each amendment or supplement thereto; (ii) the name of the current Tenant thereunder;
  (iii) the premises demised thereby; (iv) the commencement and expiration dates of the current term thereof; (v) the monthly amount of minimum rent currently payable thereunder; (vi) the monthly amount of common area maintenance and real estate tax contributions currently payable thereunder; and (vii) the amount, if any, of the security deposit held by Equitable thereunder. As of the date hereof, there are no leases, licenses or other rights of occupancy or use of any portion of the Malls other than the Leases set forth in Exhibit K, except subleases, concessions or license agreements which may have been entered into by Tenants or subtenants of Tenants (as sublessor, grantor or licensor, as the case may be), Leases consisting of licenses and concession agreements which have terms, including any rights to renew or extend, not in excess of four (4) months and Operating Agreements. None of the Leases has been modified, amended or supplemented (whether orally or in writing) except as set forth in Exhibit K. No Tenant or Adjoining Owner has the option to purchase any Mall or a right of first refusal in respect of the sale of any Mall to a third party.
               8.3.5.2 True, correct and complete copies of all of the Leases, and all amendments and supplements thereto, listed in Exhibit
  K annexed hereto have heretofore been made available and/or delivered to Purchaser for review.
               8.3.5.3 Exhibit S annexed hereto is a true, correct and complete list of Tenants and Adjoining Owners that are delinquent in the payment of Rents as of December 15, 1997, which schedule sets forth the information specified in subsection 6.1.1.
               8.3.5.4 Except as set forth in Exhibit K annexed hereto, to Equitable's knowledge each of the Leases listed in Exhibit
  K is in full force and effect as of the date hereof. Equitable has received no written notice from any Tenant under a Lease listed in Exhibit K which is still outstanding (i) that Equitable has defaulted in performing any of its material obligations under such Lease or
  (ii) that such Tenant is entitled to any reduction in, refund of or counterclaim or offset against, or is otherwise disputing, any Rents paid, payable or to become payable by such Tenant thereunder or is entitled to cancel or terminate such Lease or to be released of any of its material obligations thereunder, except as set forth in Exhibit K. With the exception of delinquencies in the payment of Rents, to Equitable's knowledge no material default exists under any Lease by the Tenant thereunder except as set forth in Exhibit K.
             8.3.5.5 All leasing commissions in respect of the current terms of Leases listed in Exhibit K which were entered into on or before the date hereof have been, or by the Closing Date will have been, paid in full by Equitable.
               8.3.5.6 All tenant alterations which Equitable is obligated to perform at its expense pursuant to its obligations under the Leases listed in Exhibit K on or prior to the date hereof in order to prepare space for occupancy by Tenants have been performed by Equitable, and all allowances payable to such Tenants in lieu of such work which were payable in respect of such Leases prior to the date hereof have been paid.
        8.3.6    With respect to the Operating Agreements:
               8.3.6.1 Exhibit D annexed hereto is a true, correct and complete list of all documents which comprise all of the Operating Agreements, setting forth the date of each such Operating Agreement and each amendment or supplement thereto and the names of the parties thereto.
               8.3.6.2 True, correct and complete copies of all of the Operating Agreements, and all amendments and supplements thereto, listed on Exhibit D annexed hereto have heretofore been made available and/or delivered to Purchaser for review.
               8.3.6.3 Each Operating Agreement is in full force and effect as of the date hereof. None of the Operating Agreements has been modified, amended or supplemented (whether orally or in writing) except as set forth in Exhibit D. Equitable has received no written notice from any party to an Operating Agreement which is still outstanding (i) that Equitable has defaulted in performing any of its material obligations under such Operating Agreement, or (ii) that such party is entitled to any reduction in, refund of or counterclaim or offset against, or is otherwise disputing, any Rents paid, payable or to become payable thereunder by such party or is entitled to cancel or terminate such Operating Agreement or to be relieved of any of its material obligations thereunder, except as set forth in Exhibit D. With the exception of delinquencies in the payment of Rents which are listed in Exhibit S, to Equitable's knowledge no material default exists under any Operating Agreement on the part of the other parties thereto, except as set forth in Exhibit D.
               8.3.6.4 There is no unpaid obligations of Equitable under or in respect of any of the Operating Agreements for leasing or similar commissions or for the performance of work (or payment of allowances in lieu thereof) in the nature of tenant alterations.
           8.3.7   With respect to the Other Agreements:
               8.3.7.1 Exhibit E annexed hereto is a true, correct and complete list of all material Other Agreements affecting each Mall, setting forth, with respect to such Other Agreements, the date thereof and of each amendment or supplement thereto, the name of each party thereto (other than Equitable) and a brief description of the services provided thereunder or property covered thereby. Except as set forth in Exhibit E, there are no material Other Agreements, except those that can be terminated by Equitable on not more than thirty (30) days' notice without penalty.
              8.3.7.2 True, correct and complete copies of all of the Other Agreements, and all amendments and supplements thereto, listed on Exhibit E have heretofore been made available and/or delivered to Purchaser for review.
              8.3.7.3 To Equitable's knowledge, each of the material Other Agreements is in full force and effect on the date hereof, and Equitable has received no written notice from any party to any material Other Agreement which is still outstanding that Equitable has defaulted in performing any of its material obligations under such Other Agreement. None of the Other Agreements listed on Exhibit
  E has heretofore been amended or supplemented (whether orally or in writing) except as set forth on Exhibit E.
           8.3.8  With respect to the Ground Leases:
                8.3.8.1 Exhibit C annexed hereto is a true, correct and complete list of all documents which comprise all of the Ground
  Leases, setting forth the date of each such Ground Leases and each amendment or supplement thereto and the names of the parties thereto.
                8.3.8.2  The copies of the Ground Leases and all
  amendments and supplements thereto heretofore made available and/or delivered to Purchaser for review are true, correct and complete copies thereof.
               8.3.8.3 Each Ground Lease is in full force and effect as of the date hereof. None of the Ground Leases has been modified, amended or supplemented (whether orally or in writing) except as set forth in Exhibit C. Equitable has complied in all material respects with the terms of the Ground Leases. Equitable has received no written notice from the lessor under any Ground Lease that Equitable has defaulted in performing any of its obligations under such Ground Lease.
        8.3.9 Equitable has not received (i) any written notice of any Violation with respect to any Mall from any Governmental Authority which has not heretofore been complied with except as set forth in Exhibit L, or (ii) any written notice from any Governmental Authority which is still outstanding of any failure by Equitable to obtain any certificate, permit, license or approval with respect to any Mall, or any intended revocation, modification or cancellation of any of the same.
           8.3.10 Except as set forth in Exhibit T, no condemnation, eminent domain or similar proceeding in which Equitable has been served with process or of which Equitable has otherwise received written notice is pending with respect to all or any part of any Mall, and Equitable has no knowledge that any such proceeding is threatened or contemplated.
          8.3.11 Equitable has not received any written notice which is still outstanding of any violation of any restriction, condition, covenant or agreement contained in any easement, restrictive covenant or any similar instrument or agreement which constitutes a Permitted Encumbrance.
           8.3.12 There is no pending litigation against Equitable affecting any Mall in respect of which Equitable has been served with process or otherwise received written notice except for (i) claims for personal injury, property damage or worker's compensation for which the insurance carrier has not disclaimed liability and in which the amounts claimed do not exceed the applicable insurance policy limits, and (ii) other litigation shown on Exhibit M annexed hereto. Equitable has no knowledge of any threatened litigation affecting any Mall except litigation of the nature described in clause (i) above. Equitable shall be responsible for indemnifying and holding Purchaser harmless from and against all costs, expenses, damages and other amounts payable in connection with such litigation and claims; provided, however, that if Equitable collects any Rents in any such litigation which are allocable to periods after the Adjustment Point, the amount payable to Purchaser in respect of such Rents shall be net of costs of collection properly allocable thereto.
        8.3.13 All fixtures, equipment and articles of personal property attached or appurtenant to or used in connection with any Mall and located thereat, except those belonging to Tenants, subtenants of Tenants, Adjoining Owners and independent contractors or utility companies, and items which are leased by Equitable, are owned by Equitable, free from all liens and encumbrances. A schedule of the material items of personal property included in the sale, which in any event includes all items of personal property having a cost of $5,000 or more, is attached hereto as Exhibit X, which Exhibit separately identifies any leased personal property, the leases for which are listed on Exhibit E annexed hereto.
         8.3.14 Equitable has no employees or agreements with any employees who will continue performing services after the Closing in connection with the operation of the Mall. All persons who regularly perform services at the Mall are employees of the Managing Agent or other independent contractors.
          8.3.15 Exhibit J annexed hereto lists all environmental reports relating to Hazardous Materials at the Malls which Equitable caused to be prepared and heretofore delivered to Purchaser. As used herein, the term "Hazardous Materials" means (i) toxic wastes, hazardous materials, hazardous substances or other substances which are prohibited or regulated by any federal, state or local law or regulation addressing environmental protection or pollution control matters, (ii) hazardous levels of asbestos, (iii) polychlorinated biphenyls (PCBs) and (iv) oil, petroleum and their by-products. Except as disclosed or as may be disclosed in the reports listed on Exhibit J, and except with respect to cleaning fluids and similar substances which may be used in the routine operation or maintenance of the Malls, (a) Equitable has not itself caused any Hazardous Materials to be utilized or stored in or on any Mall, or to be disposed of therefrom, except in accordance with the provisions of Legal Requirements applicable to Hazardous Materials and
(b) to Equitable's knowledge, no Hazardous Materials are present in, on or under any Mall in quantities or amounts which would be in violation of Legal Requirements applicable thereto. Equitable has not received any written notice from any Governmental Authority or other person or entity that any condition exists at any Mall which constitutes or has resulted in a violation of any Legal Requirement relating to Hazardous Materials or that any claim is being asserted against Equitable by reason of any such violation.
        8.3.16 Equitable has not received any written notice from any insurer of the Malls requiring any work to be performed as a condition to the renewal of any insurance policy carried by Equitable in respect thereof which has not heretofore been complied with.
         8.3.17  The audited financial statements for Separate Account
174 for the calendar years 1994 through 1996 were prepared in accordance with generally accepted accounting principles, consistently applied, and fairly and accurately reflected in all material respects the financial condition of the Malls for the periods covered thereby. All unaudited interim statements of operation of the Malls for any portion of 1997 heretofore or hereafter delivered by Equitable to Purchaser fairly and accurately reflect, or will reflect, in all material respects the revenues and expenses of each of the Malls for the periods covered thereby, subject to year-end adjustments made in the ordinary course in connection with the preparation of the audited financial statements for 1997.
      8.4 Effect of Estoppels. If prior to the Closing the lessor under any Ground Lease, the Trustee under the Existing Financing, a Tenant or an Adjoining Owner has provided an estoppel letter to Purchaser which sets forth information with respect to any item as to which Equitable has made a representation or warranty, then Equitable's representation and warranty in respect of such information shall thereafter be null and void and of no further force or effect, such representation and warranty shall not be deemed to have been remade as of the Closing and Purchaser shall rely solely on the information set forth in such estoppel letter, subject to Section 17.3.
     8.5 Condition of the Malls. Notwithstanding anything to the contrary set forth in subsection 8.3.4.3 or 8.3.8.3, the representations and warranties contained therein to the effect that Equitable has complied in all material respects with the documents which evidence or secure the Existing Financing or with the terms of the Ground Leases not apply to any obligation on the part of Equitable, or any default or alleged default based on Equitable's failure, to maintain the Malls, or any of them, in good repair and condition or to make any replacements or improvements thereto, it being understood that Purchaser has agreed to accept the Malls in their "as-is" physical condition, although nothing in this Section 8.5 shall be deemed to constitute a waiver by Purchaser of its rights at law or in equity, if any, to seek contribution or other recourse against Equitable in the event of a claim asserted against Purchaser by a third party with respect to liabilities arising from or relating to any circumstances or conditions which exist at or in respect of the Malls prior to closing. The provisions of this Section 8.5 shall survive the Closing.
    8.6     Survival of Equitable's Warranties, etc.
          8.6.1 All of Equitable's representations and warranties contained in this Article 8 (other than those contained in subsections 8.3.1, 8.3.2 and 8.3.3, which shall survive the Closing without limitation as to time), and all certifications, representations and warranties made by Equitable in Equitable's certificate delivered pursuant to Section 8.6.3 or in any Seller's Estoppel Letter delivered by Equitable to Purchaser, shall (except as otherwise provided in Section 8.4) survive until one (1) year after the date of the Closing; provided, however, that Equitable's liability for any breach of such warranties, representations and certifications shall not expire as to any breach or alleged breach thereof if notice of such breach or alleged breach is given by Purchaser to Equitable prior to one (1) year after the date of the Closing and, if such notice is given, legal proceedings are instituted in respect of such breach or alleged breach within six
(6) months after such notice is given.
         8.6.2 Notwithstanding anything to the contrary set forth in this Article 8, Equitable shall have no liability to Purchaser for breach of any warranty and representation set forth in this Article 8 or in any Seller's Estoppel Letter or in the certificate provided for in subsection 8.6.3 unless and except to the extent that the damages due to Purchaser by reason of all such breaches together with damages resulting from any adverse facts and matters described in Section 17.3, exceed $5,000,000, and in no event shall Equitable be liable to Purchaser for consequential or punitive damages in respect of any such breach. For the purposes of this subsection 8.6.2, matters disclosed in any estoppel letter which, under the terms of this Agreement or any instrument or document delivered pursuant hereto, it is Equitable's obligation to pay or rectify, shall not be applied against said $5,000,000.
        8.6.3 All of Equitable's representations and warranties set forth in this Article 8 shall be deemed to have been remade on and as of the Closing Date and Equitable shall deliver to Purchaser at the Closing a certificate in the form of Exhibit Y, which certificate shall be subject to all limitations on liability and survival, limitations on Equitable's knowledge and other matters set forth elsewhere in this Agreement (to the same effect as if the statements made in such certificate were included in Section 8.3). Notwithstanding the foregoing, if any matter or event shall have occurred between the date hereof and the date of the Closing which does not result from any intentional act or omission of Equitable, that is not permitted under any provisions of this Agreement and which makes any such warranty or representation untrue in any material respect, Equitable shall have the right to disclose such matter or event in the certificate above provided for, and if Equitable does so, Equitable shall not be liable to Purchaser following the Closing for the breach of the warranty or representation in question which results from the occurrence of such matter or thing, but in no event shall Purchaser be obligated to close hereunder unless the conditions precedent to Purchaser's obligation to close set forth in this Agreement (including, without limitation, in Section 11.1) shall have been fulfilled.
        8.6.4 Notwithstanding anything to the contrary set forth in this Article 8 or elsewhere in the Agreement, if prior to the Closing Purchaser has or obtains knowledge that any of Equitable's warranties or representations set forth in this Article 8, or any of Equitable's certifications, warranties or representations made in Equitable's representation certificate pursuant to Section 8.6.3 or in any Seller's Estoppel Letter, is untrue in any respect, and Purchaser nevertheless proceeds with the Closing, then the breach by Equitable of the warranties, representations or certifications as to which Purchaser shall have such knowledge shall be waived by Purchaser and Equitable shall have no liability to Purchaser or its successors or assigns in respect thereof. For the purposes of this subsection 8.6.4, Purchaser shall be deemed to have or to have obtained knowledge of any such matter or thing only if such matter or thing (i) was set forth in written studies, reports, memoranda, letters or other documents furnished to Purchaser by or on behalf of Equitable (including, without limitation, by Equitable's attorneys, ERE or the Managing Agent), by any affiliates, agents or representatives of Purchaser, by third-party consultants retained by Purchaser or by Purchaser's attorneys (including in-house attorneys), or (ii) was otherwise known to any of Bruce Gobeyn, Arthur Massing, Donald Gandolf and Cheryl Arnold.
   9.  Representations and Warranties of Purchaser.
        9.1 Purchaser's Warranties. Purchaser warrants and represents to Equitable as follows:
           9.1.1 Purchaser is a general partnership duly organized, validly existing and in good standing under the laws of the State of Delaware.
           9.1.2 Each of Purchaser and its general partner has full power and authority to enter into this Agreement and perform its obligations hereunder in accordance with the terms hereof. The execution, delivery and performance of this Agreement by Purchaser and the documents to be executed by Purchaser pursuant hereto have been duly and validly authorized by all necessary partnership action on the part of Purchaser and by all necessary partnership action on the part of its partners and by all necessary corporate action on behalf of the general partner of each of its partners. This Agreement constitutes the legal, valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with its terms, subject as to enforceability to the effect of applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or similar laws affecting the rights of creditors generally and to general principles of equity. No bankruptcy, insolvency, reorganization, arrangement or moratorium proceeding, or allegation of fraudulent conveyance, is now pending or threatened against Purchaser.
           9.1.3 Execution by Purchaser of this Agreement and all documents provided for herein to be executed by Purchaser, and performance by Purchaser of the provisions hereof and thereof, will not violate or result in any breach of, or constitute a default under, any law, regulation, order or judgment of any governmental authority to which Purchaser or either of its partners is subject, or any agreement, indenture, mortgage, deed of trust, bank loan, credit agreement or any other instrument to which Purchaser or either of its partners is a party or by which Purchaser or either of its partners is bound, where such breach or default might adversely affect Purchaser's or either of its partners' ability to perform its or their obligations hereunder or under such other documents. None of Purchaser or its partners is in default under any note, evidence of indebtedness, lease, contract, license, undertaking or other agreement where the liability thereunder might adversely affect Purchaser's or its partners' ability to perform its or their obligations under this Agreement or such other documents.
          9.1.4 Purchaser is not utilizing the assets of any employee benefit plan (as defined in Section 3(3) of the Employee Retirement
Income Security Act of 1974, as amended) for or in connection with its acquisition of the Malls.
       9.2 Remaking of Warranties; Survival. All of Purchaser's representations and warranties set forth in this Article 9 shall be deemed to have been remade on and as of the Closing Date. Such representations and warranties, as remade, shall survive the Closing without limitation as to time.
    10. Conditions to the Obligation of Equitable to Close. The obligation of Equitable to close under this Agreement is expressly conditioned upon the fulfillment by and as of the Closing Date of each of the conditions listed below, provided that Equitable, at its election, may waive all or any of such conditions, which election shall be conclusively evidenced by Equitable's proceeding with and completing the closing of the transaction provided for herein:
       10.1 Purchase Price. Purchaser shall have paid to Equitable the Purchase Price as provided in Article 3 hereof and all other amounts due to Equitable hereunder.
       10.2 Representations and Warranties. All representations and warranties of Purchaser set forth in Article 9 shall be true and correct in all material respects on and as of the Closing Date as if made on and as of such date.
       10.3 Performance of Obligations. Purchaser shall have executed and/or delivered or caused to be delivered at the Closing all documents and executed counterparts of documents and instruments required by this Agreement to be executed and/or delivered by Purchaser and shall have taken all other actions and fulfilled all other covenants and conditions required of Purchaser under this Agreement.
       10.4 Required Consents. All of the Required Consents shall have been obtained, to the extent failure to obtain the same would result in any material liability to Equitable.
       10.5 Rating Agency Approval. Subject to the provisions of subsection 3.3.1, the parties shall have received the Rating Agency Approval, to the extent failure to obtain the same would result in any material liability to Equitable.
     If any of the foregoing conditions is not satisfied and, as a result, the Closing does not occur, the Deposit or Letter(s) of Credit shall be returned to Purchaser, this Agreement shall terminate and neither party shall have any further rights or obligations under this Agreement except as otherwise specifically provided herein; provided, however, that if any such condition is not satisfied due to Purchaser's default, Equitable shall have the rights provided for in Section 16.1.
   11. Conditions to the Obligation of Purchaser to Close. The obligation of Purchaser to close under this Agreement is expressly conditioned upon the fulfillment by and as of the Closing Date of each of the conditions listed below, provided that Purchaser, at its election, may waive all or any of such conditions, which election shall be conclusively evidenced by Purchaser's proceeding with and completing the closing of the transaction provided for herein:
     11.1 Representations and Warranties. All representations and warranties of Equitable set forth in Section 8.3 shall be true and correct on and as of the Closing Date as if made on and as of such date (without reference to any modifications thereof contained in the certificate delivered by Equitable to Purchaser pursuant to subsection 8.6.3), except for breaches thereof, if any, which do not in the aggregate have a material adverse affect on the value of the Malls taken as a whole.
    11.2 Performance of Obligations. Equitable shall have executed and/or delivered or caused to be delivered at Closing all of the documents and instruments required by this Agreement to be executed and/or delivered by Equitable and shall have taken all other actions and fulfilled all other covenants and conditions required of Equitable under this Agreement in all material respects.
    11.3 Title. Purchaser shall not elect or be entitled to elect to terminate this Agreement pursuant to Section 14.1 and the Title Company shall be prepared to issue to Purchaser one or more owner's policies of title insurance for the Malls in an aggregate amount equal to the Purchase Price, subject only to the Permitted Encumbrances.
    11.4 Estoppels. Purchaser shall have received the estoppels required by subsections 17.1.1, 17.1.2 and 17.1.4 and the condition set forth in Section 17.3 shall be satisfied.
    11.5 Required Consents. All of the Required Consents shall have been obtained.
    11.6 Rating Agency Approval. Subject to the provisions of subsection 3.3.1, the parties shall have received the Rating Agency Approval.
     If any of the foregoing conditions is not satisfied and, as a result, the Closing does not occur, the Deposit or Letter(s) of Credit shall be returned to Purchaser, this Agreement shall terminate and neither party shall have any further rights or obligations under the Agreement except as otherwise specifically provided herein; provided, however, that if any such condition is not satisfied due to Equitable's default, Purchaser shall have the rights provided for in Section 16.2.
    12. Risk of Loss.
         12.1 Substantial Casualty. If prior to the Closing any Mall shall suffer any Substantial Casualty, Purchaser shall nevertheless be required to close title to all Malls hereunder. In the event of any such Substantial Casualty Equitable shall provide prompt written notice thereof to Purchaser, and Purchaser shall give written notice to Equitable within twenty (20) business days after Purchaser receives Equitable's written notice that Purchaser elects on the Closing Date either (i) to purchase all of the Malls, in which event Section 12.3 shall apply, or (ii) to purchase all of the Malls other than the Mall affected by such Substantial Casualty, in which event the Purchase Price payable at the Closing shall be reduced by that portion thereof which is allocated to the damaged Mall, as agreed by Equitable and Purchaser (the "Allocated Price") and Purchaser shall remain obligated to purchase the damaged Mall as hereinafter provided. If Purchaser shall make the election set forth in clause (ii) above, (a) the Closing shall take place as to all of the Malls other than the damaged Mall, (b) Escrow
Agent shall retain in escrow pursuant to the terms of this Agreement that portion of the Deposit which bears the same proportion thereto as the Allocated Price bears to the Purchase Price (or the Letter(s) of Credit held by Equitable shall be reduced to such aggregate amount), (c) Equitable shall proceed with reasonable diligence to repair and restore the damaged Mall substantially to its condition immediately prior to such Substantial Casualty at Equitable's sole cost and expense, (d) Equitable shall be entitled to all insurance proceeds payable by reason of such Substantial Casualty, and (e) upon completion of such repair and restoration, Equitable and Purchaser shall consummate the sale of the affected Mall on the terms and conditions set forth in this Agreement applicable thereto.
      12.2 Substantial Taking. If prior to the Closing any Mall shall be subject to a Substantial Taking (it being agreed that the condemnation of a portion of the Lindale Mall referred to in Exhibit T shall not be deemed to be a Substantial Taking under this Section 12.2), Equitable shall promptly deliver written notice thereof to Purchaser, and Purchaser shall have the right to terminate this Agreement by giving written notice to Equitable within twenty (20) business days after Purchaser receives Equitable's written notice of such taking. If this Agreement is so terminated by Purchaser, Escrow Agent shall return the Deposit and the Income to Purchaser (and Equitable and Purchaser shall execute a written instruction to Escrow Agent to do so), or Equitable shall return the Letter(s) of Credit to Purchaser, and neither party shall have any further obligations or liabilities hereunder, or otherwise with respect to the subject matter hereof, except as otherwise expressly provided herein to the contrary. If Purchaser shall fail to deliver timely the aforesaid notice of termination, then Purchaser shall irrevocably be deemed to have elected to proceed to the Closing and to waive such termination right, in which event the provisions of Section
12.3 shall apply.
    12.3 Other Casualty or Taking. Notwithstanding the foregoing, in the event of any Casualty or Taking that does not constitute a Substantial Casualty or a Substantial Taking, as the case may be, or if Purchaser shall, notwithstanding a Substantial Casualty or a Substantial Taking, elect or be deemed to have elected to proceed to Closing pursuant to clause (i) of Section 12.1 or pursuant to Section 12.2, as the case may be, this Agreement and the obligations of Equitable and Purchaser hereunder shall remain in full force and effect except that
(i) Purchaser shall accept the Malls notwithstanding such damage or taking and shall pay the full Purchase Price therefor and (ii) at the Closing (a) Equitable shall assign to Purchaser all of its right, title and interest in and to all insurance proceeds (including, without limitation, business interruption or rent insurance proceeds) payable by reason of such Casualty or all awards payable by reason of such Taking (other than any such award payable in respect of the pending condemnation of a portion of the Lindale Mall, which shall be retained by and payable to Equitable), and, in the case of insurance proceeds, shall credit against the Purchase Price the amount of any deductible under Equitable's insurance policies, and (b) Equitable shall pay over to Purchaser the amount of such proceeds or award, if any, received by Equitable prior to the date of the Closing, and (c) Equitable shall not settle or compromise any claim for such proceeds or award without the prior consent of Purchaser, which consent shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, Equitable shall be entitled to receive or retain out of any such insurance proceeds or award (i) any amounts expended by Equitable to restore or protect the Malls, with the prior reasonable approval of Purchaser, and (ii) in the case of insurance proceeds, loss of rents by reason of the fire or other casualty suffered by Equitable prior to the Closing, which entitlement shall survive the Closing.
     13.  Operation of the Malls Until Closing.
       13.1 Standard of Operation. From the date hereof until the Closing, Equitable shall (a) use reasonable efforts to maintain, for the benefit of Purchaser following the Closing, the good will of Tenants, prospective tenants, vendors and other parties having business relations with Equitable in respect of the Malls; (b) pay its debts (or in good faith contest the same) and perform its obligations in respect of the Malls as they become due; (c) maintain all of the Malls in the same manner and condition that exists on the date hereof, as such condition shall be altered by reason of Casualty, Taking and/or normal wear and tear (provided, that Equitable shall not be obligated to make any capital improvements, repairs or replacements to any Mall); (d) without the express written consent of Purchaser, not (i) modify any Lease, (ii) enter into any new Lease or extend or renew an existing Lease unless either the terms thereof are set forth in the list of pending lease transactions annexed hereto as Exhibit Z, or the provisions of Section
13.2 are complied with (other than renewals or extensions resulting from the exercise by a Tenant of a currently existing renewal or extension option), (iii) cancel or terminate any Lease or take any action to enforce any Lease which would have the effect of canceling or terminating the same, (iv) enter into a new reciprocal easement and operating agreement or similar agreement or amend or modify, consent to the assignment of or waive any material right under the Operating Agreements, (v) make any material alterations to any Mall or enter into any new contracts or extend or renew or cancel any Other Agreement relating to material capital expenditures, (vi) enter into any other new contracts or extend, renew or cancel any of the Other Agreements, except for contracts executed in the ordinary and usual course and business and in accordance with past practices and policies which can be terminated without penalty or payment upon not more than thirty (30) days prior notice, (vii) amend, modify or terminate any of the Ground Leases,
(viii) terminate the Management Agreement. (ix) modify any of the documents which evidence or secure the Existing Financing or prepay the Existing Financing in whole or in part, or (x) enter into any material agreement the effect of which is to cause Equitable to be unable to convey title to the Malls to Purchaser subject only to the Permitted Encumbrances; and (e) otherwise operate the Malls in the ordinary course of business and consistent with current practice.
       13.2 Leasing. If between December 15, 1997 and the Closing Date, Equitable desires to enter into any new Lease, or renewal of an existing Lease of space in a Mall which is not set forth in the list of pending lease transactions annexed hereto as Exhibit Z, Equitable shall give Purchaser notice (the "New Lease Notice") which sets forth with respect to such proposed new Lease or Lease renewal, (i) the name of the prospective tenant, (ii) the term of the Lease, (iii) the Rents payable under the Lease, (iv) the location and size of the premises, (v) the permitted uses under the Lease, (vi) the expenses associated with the consummation of the Lease, including without limitation leasing commissions, tenant improvement costs, tenant allowances and the like, and (vii) any concessions or free Rent being granted, and which sets forth on its face the substance of the last sentence of this Section
13.2. No such Lease shall be entered into by Equitable without the prior written consent of Purchaser, which consent shall not be unreasonably withheld. If Purchaser does not respond to any New Lease Notice within five (5) Business Days after its receipt thereof, Purchaser shall be conclusively deemed to have approved the new Lease or Lease renewal which is the subject of such New Lease Notice and Equitable shall have the right to enter into such new Lease or Lease renewal.
     14.  Title to the Mall.
        14.1 Title Defects. If on the Closing Date Equitable shall be unable to cause title to the Malls to be in accordance with the terms of this Agreement as a result of any exception to title that is not a Permitted Exception, Purchaser may terminate this Agreement by notice to Equitable delivered on or prior to the Closing Date, as the same may have been extended, in which event this Agreement shall be terminated and of no further force or effect, the Deposit or Letter(s) of Credit shall be returned to Purchaser, and neither party shall have any obligations of any nature to the other hereunder or by reason hereof, except as to those obligations hereunder that are specifically stated to survive such termination. Equitable shall be under no obligation to take any steps or to institute or prosecute any action or proceedings, or expend any sums of money, to remove from title to the Mall any defect, encumbrance or objection to title; provided, however, that Equitable shall be responsible for discharging any liens or encumbrances which do not constitute Permitted Encumbrances, which can be discharged solely by the payment of a sum of money not in excess of the sum of $5,000,000 in the aggregate which arise solely on account of obligations undertaken or actions performed by Equitable. Equitable may use any part of the Purchase Price to discharge the same, provided that Equitable shall deliver to Purchaser at the Closing instruments in recordable form sufficient to discharge such liens and encumbrances of record. Except for Equitable's failure to discharge such liens or encumbrances as aforesaid up to an aggregate amount of $5,000,000, Equitable shall not be deemed in default of this Agreement, and Purchaser shall not be entitled to damages of any kind, if Equitable shall fail or be unable to cause title to the Mall to be in the condition called for by this Agreement, nor shall Purchaser in such circumstances be entitled to specific performance of this Agreement. In no event shall Equitable be obligated to discharge any mechanic's or similar lien created by a Tenant in occupancy at the Closing whose Lease is in full force and effect and in good standing (as described in subsection 4.1.7) or an Adjoining Owner, but Equitable shall use reasonable efforts to cause such Tenant or Adjoining Owner to do so.
      14.2 Waiver by Purchaser. Purchaser, at its election, may at the Closing accept such title as Equitable can convey, without reduction of the Purchase Price or any credit or allowance on account thereof or any claim against Equitable by reason thereof.
      14.3  Deeds Full Performance; Survival.  The acceptance of the
Deeds and other closing documents by Purchaser from Equitable shall be deemed full performance on the part of Equitable of all of its obligations under this Agreement, except as to any such obligation which is specifically stated in this Agreement to survive the Closing or is expressly contained in documents delivered at Closing. Except where otherwise expressly provided in this Agreement, none of the provisions of this Agreement shall survive the Closing.
    15.   Brokers, etc.
        15.1 Equitable's Representation. Equitable represents and warrants to Purchaser that Equitable dealt with no broker, finder or like agent who might claim a commission or fee in connection with the transaction contemplated in this Agreement or on account of introducing the parties, the preparation or submission of brochures, the negotiation or execution of this Agreement or the closing of the transaction contemplated herein other than Goldman, Sachs & Co. ("Broker"). The fees of Broker shall be paid by Equitable pursuant to a separate agreement between Equitable and Broker. Equitable agrees to indemnify and hold harmless Purchaser and its successors and assigns from and against any and all claims, losses, liabilities and expenses, including without limitation reasonable attorneys' fees, disbursements and charges, arising out of any claim or demand for commissions or other compensation for bringing about this transaction by any broker, finder or similar agent or party, including, without limitation, Broker, who claims to have dealt with Equitable or any affiliate thereof in connection with this transaction.
       15.2 Purchaser's Representation. Purchaser represents and warrants to Equitable that neither Purchaser, nor any affiliate thereof, has dealt with any broker, finder or like agent who might claim a commission or fee in connection with the transaction contemplated in this Agreement or on account of introducing the parties, the preparation or submission of brochures, the negotiation or execution of this Agreement or the closing of the transaction contemplated herein, other than Broker. Purchaser agrees to indemnify and hold harmless Equitable and its successors and assigns from and against any and all claims, losses, liabilities and expenses, including without limitation reasonable attorneys' fees, disbursements and charges, arising out of any claim or demand for commissions or other compensation for bringing about this transaction by any broker, finder or similar agent or party other than Broker who claims to have dealt with Purchaser or any affiliate thereof in connection with this transaction.
       15.3 Survival. The provisions of this Article 15 shall survive the Closing or the termination of this Agreement.
   16.   Default; Remedies.
       16.1 Purchaser's Default. If at the Closing Date the conditions to the obligation of Equitable to close title as set forth in Article 10 have not been fulfilled on account of the default of Purchaser in performing any of its obligations hereunder, and the Closing does not occur as a result thereof, then Equitable shall be entitled as its sole and exclusive remedy to terminate this Agreement and receive the Deposit from the Escrow Agent or draw upon the full amount of the Letter(s) of Credit as liquidated damages for Purchaser's default (and in such circumstances Purchaser shall, if applicable, join with Equitable in a written instrument to Escrow Agent to pay the Deposit to Equitable). Purchaser and Equitable agree that such liquidated damages are based in part upon the following damages which Equitable will suffer on account of a default by Purchaser and the failure of the Closing to occur, which damages Purchaser and Equitable agree are incapable of an exact determination of amount: the removal of the Malls from the real estate market and the loss of the possibility of obtaining a new purchaser during such time at a higher amount; the possibility of being unable to find a new purchaser for the amount of the Purchase Price after Purchaser's default; various restrictions related to the management and maintenance of the Malls during the period of this Agreement; the inconvenience and expense of remarketing the Malls for sale; and the expense of negotiating and documenting a new transaction; and that the Deposit is a reasonable estimate of Equitable's damages.
      16.2 Equitable's Default. If at the Closing Date the conditions to the obligation of Purchaser to close title as set forth in Article 11 have not been fulfilled on account of the default of Equitable hereunder, and the Closing shall not occur as a result thereof, then Purchaser shall be entitled to pursue, at its election, either of the following as its sole and exclusive remedy: (i) terminate this Agreement and have the Deposit returned to it by the Escrow Agent or the Letter(s) of Credit returned to it by Equitable, or (ii) seek specific performance of Equitable's obligations under this Agreement. Purchaser hereby waives any right to sue Equitable for damages (including consequential damages) for any default by Equitable hereunder but if the Closing occurs such waiver shall not apply to damages to which Purchaser may be entitled hereunder by reason of any breach by Equitable of any of its warranties or representations hereunder which survive the Closing; provided, however, that in the event of a willful default by Equitable which would render the remedy of specific performance unavailable to Purchaser, Purchaser may seek damages (but not consequential damages) from Equitable provided that Purchaser has sought and been unable to pursue the remedy of specific performance within six months after the occurrence of such default.
      16.3 Survival. The provisions of this Article 16 shall survive the termination of this Agreement.
    17.   Estoppels.
       17.1 Required Estoppels. At or before the Closing Equitable shall deliver to Purchaser the following estoppel letters:
            17.1.1 estoppel letters from all Anchors which are parties to Operating Agreements, such estoppel letters to be in substantially the form annexed hereto as Exhibit U; provided, however, that if any Operating Agreement provides for the form or content of an estoppel letter, Purchaser shall accept an estoppel letter as called for therein if an Anchor refuses to execute one in the form annexed hereto as Exhibit U after being requested to do so by Equitable;
           17.1.2 estoppel letters from (i) all Anchors which are Tenants under Leases, if any, and (ii) from 70% of all other Tenants at each Mall (other than Tenants under Leases consisting of licenses and concession agreements which have terms, including any rights to renew or extend, not in excess of six (6) months), such estoppel letters to be in substantially the form annexed hereto as Exhibit V; provided, however, that if any Lease provides for the form or content of an estoppel letter, Purchaser shall accept an estoppel letter as called for therein if any Tenant refuses to execute one in the form annexed hereto as
Exhibit V after being requested to do so by Equitable; and
          17.1.3  estoppel letters from the lessors under the Ground
Leases listed in paragraphs 1 and 3 of Exhibit C annexed hereto, such estoppel letters to be in substantially the form annexed hereto as Exhibit AA or in the form, if any, provided for in the applicable Ground Lease.
     17.2 Additional Estoppels. Equitable shall request and shall use reasonable efforts to obtain and deliver to Purchaser at or before the Closing the following additional estoppel letters:
         17.2.1   an estoppel letter from the lessor under the Ground
Lease listed in paragraph 2 of Exhibit C annexed hereto, such estoppel letter to be in substantially the form annexed hereto as Exhibit AA; and
          17.2.2 an estoppel letter from the Trustee under the Existing Financing containing the information required of the Trustee under
Section 41 of the Mortgage;
provided, that the delivery of any of such estoppel letters shall not be a condition to Purchaser's obligation to close title hereunder.
       17.3 No Default. Equitable shall not be in default under this Agreement if one or more estoppel letters signed by Anchors, Tenants or other third parties set forth allegations or facts at variance with statements in the forms annexed hereto as exhibits, but it shall be a condition to Purchaser's obligation to close the transaction provided for herein that such estoppel letters, taken as a whole, do not in Purchaser's reasonable judgment reveal facts which when aggregated with those matters revealed in the certificate delivered pursuant to subsection 8.6.3, and the knowledge obtained by Purchaser as described in subsection 8.6.4, have a material adverse effect on the value of the Malls, taken as a whole. For purposes of this Section 17.3, matters disclosed in any estoppel letter which, under the terms of this Agreement or any instrument or document delivered pursuant hereto, it is Equitable's obligation to pay or rectify shall not be deemed to have an adverse effect on the value of the Malls.
        17.4 Seller's Estoppels. If Equitable shall be unable to deliver any such estoppel certificate from any Anchor pursuant to Sections
17.1.1 or 17.1.2 currently in bankruptcy, then Equitable may, at its option, deliver to Purchaser at Closing, and, if so delivered, Purchaser shall accept in lieu of the Anchor estoppel certificate in question, in respect of the applicable Lease or Operating Agreement, as the case may be (but in no event more than one for each Anchor at a Mall which is currently in bankruptcy), a certificate of Equitable ("Seller's Estoppel Letter") with respect to those matters set forth in the applicable form of estoppel certificate attached hereto, which Seller's Estoppel Letter may be limited to Equitable's knowledge as appropriate, and which shall contain the same limitations on survival, liability, knowledge and other matters set forth elsewhere in this Agreement as if the representations set forth therein were set forth in Section 8.3 hereof. In addition,
(i) if Equitable shall be unable to deliver up to two (2) such estoppel certificates from any Anchor pursuant to Sections 17.1.1 or 17.1.2 not currently in bankruptcy, then Equitable may, at its option, deliver to Purchaser at Closing and if so delivered Purchaser shall accept in lieu of each of the two (2) or fewer Anchor estoppel certificates in question, in respect of the applicable Lease or Operating Agreement, as the case may be, a Seller's Estoppel Letter with respect to those matters set forth in the applicable form of estoppel certificate attached hereto, which Seller's Estoppel Letter may be limited to Equitable's knowledge as appropriate, and which shall contain the same limitations on survival, liability, knowledge and other matters set forth elsewhere in this Agreement as if the representations set forth therein were set forth in Section 8.3; or (ii)if Equitable shall be unable to deliver more than two (2) such estoppel certificates from any Anchor pursuant to Sections 17.1.1 or 17.1.2 not currently in bankruptcy, then Equitable may, at its option, deliver to Purchaser at Closing, and if so delivered Purchaser shall accept in lieu of each of the Anchor estoppel certificates in question, in respect of the applicable Lease or Operating Agreement, as the case may be, a certificate of Equitable ("DS Estoppel Certificate") with respect to those matters set forth in the applicable form of estoppel certificate attached hereto, which DS Estoppel Certificate may be limited to Equitable's knowledge as appropriate and which shall contain the same limitations on knowledge and other matters as set forth elsewhere in this Agreement as if the representation set forth therein were set forth in Section 8.3; provided, however, that Equitable may in no event deliver more than six (6) DS Estoppel Certificates as provided in this subsection 17.4, there shall be no more than one (1) DS Estoppel
Certificate for any one Mall and the limitation on survival set forth in subsection 8.6.1 and the provisions of subsection 8.6.2 shall not apply to any DS Estoppel Certificate.
          17.5   If Equitable elects not to deliver any Seller's
Estoppel Certificate or DS Estoppel Certificate, Equitable shall not thereby be deemed to be in default hereunder and Purchaser's sole remedy shall be that which is set forth in Article 11. At Equitable's request and expense, Purchaser shall cooperate with Equitable and provide
Equitable with reasonable assistance in its attempt to obtain estoppel letters from Anchors and Tenants required hereunder.
  18. Notices. Except as otherwise provided in this Agreement, all notices, demands, requests, consents, approvals or other communications which are required or permitted to be given under this Agreement or which either party desires to give with respect to this Agreement shall be in writing and shall be delivered by hand or sent by telecopy (with the original sent by first-class mail, postage prepaid), or sent postage prepaid, by registered or certified mail, return receipt requested, or by reputable overnight courier service addressed to the party to be notified as follows (or to such other address as such party shall have specified at least ten (10) days prior thereto by like notice) and shall be deemed given when so delivered by hand, telecopied, or if mailed, three (3) Business Days after mailing (one (1) Business Day in case of overnight courier service), as follows:

          if to Equitable, to:

          ERE Yarmouth
          3424 Peachtree Road, N.E.
          Suite 800
          Atlanta, Georgia 30326
          Attn:  Douglas T. Healy
          Telecopier:  (404) 848-8916

          with copies at the same time to:

          ERE Yarmouth
          3424 Peachtree Road, N.E.
          Suite 800
          Atlanta, Georgia  30326
          Attn:  Suman P. Gera
          Telecopier:  (404) 848-8916

          with copies at the same time to:

          Paul, Weiss, Rifkind, Wharton & Garrison
          1285 Avenue of the Americas
          New York, New York 10019-6064
          Attn:  Walter F. Leinhardt, Esq.
          Telecopier:  (212) 373-2771
          if to Purchaser, to:

          115 West Washington Street
          Indianapolis, Indiana  46204
          Attn: Bruce Gobeyn
          Telecopier:  (317) 685-7221

          and

          The Macerich Company
          2 Galleria Tower
          13455 Noel Rd., Suite 1480
          Dallas, Texas  75240
          Attn:  Edward Coppola
          Telecopier:  (972) 458-7021

          with copies at the same time to:

          115 West Washington Street
          Indianapolis, Indiana  46204
          Attn:  James M. Barkley, Esq.
          Telecopier:  (317) 685-7221

               and

          The Macerich Company
          233 Wilshire Blvd., Suite 700
          Santa Monica, California  90401
          Attn:  Richard Bayer, Esq.
          Telecopier:  (310) 395-2791

  19. Further Assurances. Each of Equitable and Purchaser agrees, at any time and from time to time after the Closing, to execute, acknowledge, where appropriate, and deliver such further instruments and documents and to take such other action as the other party may reasonably request in order to carry out the intents and purposes of this Agreement, provided that such request is made by notice given within two (2) years after the Closing Date. If required by the other party, the party making the request will bear the reasonable cost involved. Neither party shall be required to execute any instrument or document pursuant to this Article 19 which would increase the liability or obligations of such party over that provided for in this Agreement and the instruments and documents executed by such party pursuant hereto. The provisions of this Article 19 shall survive the Closing.
  20. Captions. The article and section titles or captions in this Agreement and the Table of Contents and the Schedule of Exhibits prefixed hereto are for convenience only and shall not be deemed to be part of this Agreement.
  21. Governing Law; Construction. This Agreement shall be construed, interpreted and enforced in accordance with the laws of the State of New York applicable to contracts negotiated, executed and to be performed wholly within such State; provided, however, that matters relating to title to a Mall or instruments conveying or affecting such title shall be governed by the laws of the state in which such Mall is located.
Each party hereto acknowledges that it was represented by counsel in connection with this Agreement and the transactions contemplated herein, that it and its counsel reviewed and participated in the preparation and negotiation of this Agreement and the documents and instruments to be delivered hereunder, and that any rule of construction to the effect that ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or the documents and instruments to be delivered hereunder.
  22. Entire Agreement; No Third Party Beneficiary, etc. This Agreement, including all Exhibits, contains the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior understandings, if any, with respect thereto. The parties have made no representations with respect to the subject matter of this Agreement and have given no warranties with respect to the subject matter hereof except as expressly provided herein and/or expressly provided in the documents delivered at Closing. This Agreement may not be modified, changed, supplemented or terminated, nor may any obligations hereunder be waived, except by written instrument signed by the party to be charged or by its agent duly authorized in writing or as otherwise expressly permitted herein. The parties do not intend to confer any benefit hereunder on any person, firm, corporation or other entity other than the parties hereto. The provisions of this Article 22 shall survive the Closing or termination of this Agreement.
  23. Waivers; Extensions. No waiver of any breach of any agreement or provision herein contained shall be deemed a waiver of any preceding or succeeding breach thereof or of any other agreement or provision herein contained. No extension of time for performance of any obligations or acts shall be deemed an extension of the time for performance of any other obligations or acts. Whenever in this Agreement it is provided that a document, such as an estoppel letter or good standing certificate, must be dated within a specified number of days prior to the Closing Date, the reference to the Closing Date in each such provision shall be deemed to be February 2, 1998 and not any date to which such Closing Date may be adjourned by agreement of the parties hereto. The provisions of this Article 23 shall survive the Closing or termination of this Agreement.
  24. Pronouns. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine or neuter, singular or plural, as the identity of the parties may require.
  25.  Transaction Expenses; Fees and Disbursements of Counsel, etc.
       25.1 Transaction Expenses. Equitable shall pay recording fees and charges for documents required to remove exceptions to title which do not constitute Permitted Exceptions and/or the cost of causing the Title Company to omit or insure over any such exceptions, the cost of updating the survey for each Mall, the fees of the Broker and all costs incurred in connection with obtaining the Required Consents. Equitable and Purchaser shall each pay one-half of all recording charges and escrow fees (except as provided in the preceding sentence) and one-half of any documentary stamp taxes and surtaxes, transfer taxes and similar charges payable in connection with the conveyance of the Malls by Equitable to Purchaser. Purchaser shall pay the premiums for the owners policies of title insurance issued to Purchaser at Closing. Equitable shall pay all costs necessary to obtain the Rating Agency Approval (exclusive of Purchaser's attorneys' fees, which shall be paid by Purchaser).
      25.2 Other Expenses. Subject to Section 25.1, each party shall pay its own expenses in connection with the transaction contemplated in this Agreement, including the fees, disbursements and charges of its own counsel, accountants, consultants, experts and other advisors in connection with the negotiation and preparation of this Agreement and the Closing.
      25.3 Financial Statements; Appraisals. Equitable shall, at its sole cost and expense, cause to be prepared and delivered to Purchaser the audited financial statements and appraisals of the Malls for 1997 which are required pursuant to the Existing Financing, as well as common area maintenance expense calculations for each of the Malls for 1997, such calculations to be in the form utilized in previous years are to be audited if the calculations for previous years were audited. Further, Equitable shall assist Purchaser in obtaining comfort letters and similar documentation as may be required to permit Purchaser and its affiliates to comply with applicable public reporting requirements including Regulation Sx.
      25.4 Survival. The provisions of this Article 25 shall survive the Closing or (except for Section 25.3) the termination of this Agreement.
   26. Assignment. Purchaser shall not, without the prior written consent of Equitable, assign this Agreement or its rights hereunder, in whole or in part, to any other person or entity; provided, however, that Purchaser may designate a nominee to take title to the Malls at Closing so long as such nominee is controlled by or under common control with Purchaser and Rating Agency Approval has been obtained with respect to such nominee.
   27. Counterparts. This Agreement may be executed in counterparts, each of which (or any combination of which, signed by all of the parties) shall be deemed an original, but all of which, taken together, shall constitute one and the same instrument.
   28. No Recording. The parties agree that neither this Agreement nor any memorandum or notice hereof shall be recorded or filed in any public records except as required by law. If Purchaser violates the terms of this Article, Equitable, in addition to any other rights or remedies it may have, may immediately terminate this Agreement by giving notice to Purchaser of its election so to do and receive and retain the Deposit or draw upon the Letter(s) of Credit as liquidated damages in accordance with Section 16.1. The provisions of this Article shall not be construed as preventing Purchaser from filing a lis pendens against the Malls in the event it institutes any litigation against Equitable with respect to the transaction provided for herein and, under applicable law, it is entitled to file such lis pendens. The provisions of this Article shall survive the Closing or any termination of this Agreement.
   29. Unitary Transaction. The parties hereto agree that if the Closing is to occur, it must be in respect of all thirteen Malls, subject to Article 12, and unless the parties hereafter otherwise agree, Purchaser shall not have the right to acquire, and Equitable shall not have the right to require Purchaser to acquire, fewer than all of the Malls.
   30. Prevailing Party's Attorneys' Fees. In connection with any litigation, including appellate proceedings, initiated by a party hereto against the other party hereto and arising out of this Agreement or any instrument or document executed pursuant hereto, the party adjudicated to be the substantially prevailing party shall be entitled to recover reasonable attorneys' fees and disbursements from the other party. The provisions of this Article shall survive the Closing or the termination of this Agreement.
   31. Radon Gas Notification.  In accordance with Florida Statutes
Section 404.056, Equitable hereby notifies Purchaser that radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida.
Additional information regarding radon and radon testing may be obtained from the county public health unit.
   32. Energy-Efficiency Rating Disclosure. In accordance with Florida Statutes Section 553.996, Purchaser may have the energy-efficiency rating of Lake Square Mall determined. Purchaser acknowledges that it has received from Seller a copy of The Florida Building Energy-Efficiency Rating System Brochure as provided by the State of Florida Department of Community Affairs.
  33. Waiver of Jury Trial. THE PARTIES HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT THAT EITHER PARTY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH, THE MALL, THE CONVEYANCE INSTRUMENT OR ANY OTHER DOCUMENTS EXECUTED IN CONNECTION HEREWITH, OR IN RESPECT OF ANY COURSE OF CONDUCT, STATEMENTS (WHETHER ORAL OR WRITTEN), OR ACTIONS OF EITHER PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR EACH OF THE PARTIES TO ENTER INTO THIS TRANSACTION AND SHALL SURVIVE THE CLOSING OR THE TERMINATION OF THIS AGREEMENT.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first above written.

                      SELLER:

                      THE EQUITABLE LIFE ASSURANCE
                      SOCIETY OF THE UNITED STATES


                      By:
                              Name:_____________________________________

                              Title:____________________________________


                         PURCHASER:

                      SM PORTFOLIO PARTNERS, a
                      Delaware general partnership
                      By: MACERICH EQ LIMITED PARTNERSHIP, a California limited partnership, a general partner
                           By: MACERICH EQ GP CORP., a Delaware corporation, its general partner

                                By:
                                Its:

                      By:  SDG EQ DEVELOPERS
                           LIMITED PARTNERSHIP, a Delaware limited
                           partnership, a general partner
                           By:  SDG EQ ASSOCIATES, INC., a Delaware
                                corporation, its general partner

                                   By:
                                   Its:

The undersigned has executed this Agreement solely for the purpose of agreeing to be bound by the provisions of Section 3.2

COMMONWEALTH LAND TITLE INSURANCE COMPANY

By:

============================================================================
                                                                Exhibit 3.5

                       SIMON DEBARTOLO GROUP, INC.

                         ARTICLES SUPPLEMENTARY

     Simon DeBartolo Group, Inc., a Maryland corporation, having its principal office in Baltimore, Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland (the "Department") that:

     FIRST: The terms of the 4,000,000 shares of Series A Preferred Stock, par value $.0001 per share, of the Company contained in Article SIXTH, paragraph (c-2)(1) of the Articles of Amendment and Restatement dated and filed with the Department on October 26, 1995 are as follows:

               "All shares of Series A Preferred Stock redeemed , purchased, exchanged or otherwise acquired by the Corporation as provided in this paragraph (c-2) shall be retired and canceled and, upon the taking of any action required by applicable law, shall be restored to the status of authorized but unissued shares of capital stock and reclassified as Common Stock, and may thereafter be issued or reclassified, but not as Series A Preferred Stock."

All of the issued shares of Series A Preferred Stock having been since redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has approved the filing of these Articles Supplementary to reclassify such shares (together with any unissued shares of Series A Preferred Stock) back into 4,000,000 shares of Common Stock, par value $.0001 per share.

     SECOND: As a result of the redemption of Series A Preferred Stock and the reclassification described herein, the Corporation's authorized capital stock currently consists of the following:

         375,796,000 shares of Common Stock, par value $.0001 per share

         12,000,000 shares of Class B Common Stock, par value $.0001 per share

         4,000 shares of Class C Common Stock, par value $.0001 per share

         250,000,000 shares of Excess Stock, par value $.0001 per share

         9,200,000 shares of 8-3/4% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share

         3,000,000 shares of 7.89% Series C Cumulative Step-up Premium Rate Preferred Stock, par value $.0001 per share

     THIRD: No amendment to the Charter of the Corporation is effected by these Articles Supplementary, the purpose hereof being to record the reclassification of the shares of Series A Preferred Stock of the Corporation.

     IN WITNESS WHEREOF, the Corporation has caused these presents to be signed in its name and on its behalf by its Chief Executive Officer and witnessed by it Secretary on January 28, 1998.

WITNESS:                      SIMON DeBARTOLO GROUP, INC.


____________________          By:________________________
James M. Barkley                 David Simon
Secretary                        Chief Executive Officer




     THE UNDERSIGNED, Chief Executive Officer of Simon DeBartolo Group, Inc., who executed on behalf of the Corporation Articles Supplementary of which this Certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.



                              ______________________________
                              David Simon
                              Chief Executive Officer

============================================================================
                                                                Exhibit 4.3
                      LIMITED PARTNERSHIP AGREEMENT

                    OF SDG MACERICH PROPERTIES, L.P.






                            TABLE OF CONTENTS


                                                                    Page


ARTICLE I  DEFINITIONS                                               1
      1.1  Definitions                                               1

ARTICLE II GENERAL PROVISIONS                                        6
      2.1  Formation and Organization                                6
      2.2  Partnership Name                                          7
      2.3  Purpose                                                   7
      2.4  Registered Office; Registered Agent                       7
      2.5  Term                                                      7
      2.6  Filings                                                   7
      2.7  Bankruptcy Limitations                                    7

ARTICLE III    PARTNERS' CAPITAL CONTRIBUTIONS                       8
      3.1  Capital Contributions of the Partners                     8
      3.2  Other Matters                                             8

ARTICLE IV ALLOCATIONS                                               8
      4.1  Allocation of Profits and Losses                          8
      4.2  Elections                                                 9

ARTICLE V  DISTRIBUTIONS                                             9
      5.1  Distributions                                             9
      5.2  Amounts Withheld                                          9
      5.3  In Kind Distributions                                     9

ARTICLE VI MANAGEMENT                                               10
      6.1  Management Generally                                     10
      6.2  Executive Committee                                      10
      6.3  No Individual Authority                                  12
      6.4  Operating Committee.                                     12
      6.5  Warranted Reliance by Executive Committee Members and
           Operating Committee Members on Others                    14
      6.6  Authority of the General Partners                        15
      6.7  Tax Matters Partner                                      15
      6.8  Tax Elections                                            15
      6.9  Right to Rely on a General Partner                       15
      6.10 Duties and Obligations of General Partners               16
      6.11 Indemnification of General Partners                      18
      6.12 Reimbursement                                            18
      6.13 Removal of General Partners                              19
      6.14 Management Agreements                                    19
      6.15 REIT Status                                              20
      6.16 Defaults and Remedies                                    22

ARTICLE VII    AMENDMENTS                                           23
      7.1  Amendments                                               23

ARTICLE VIII    TRANSFERS OF PARTNERSHIP INTERESTS                  24
      8.1  Rights of Transferees                                    24

ARTICLE IX POWER OF ATTORNEY                                        24
      9.1  General Partner as Attorney                              24

ARTICLE X  DISSOLUTION AND WINDING UP                               24
      10.1 Liquidating Events                                       24
      10.2 Winding Up                                               25

ARTICLE XI BOOKS AND REPORTS                                        26
      11.1 Books of Account and Records 26

ARTICLE XII    MISCELLANEOUS                                        26
      12.1 Notices                                                  26
      12.2 Binding Effect                                           27
      12.3 Severability                                             27
      12.4 Governing Law                                            27
      12.5 Counterpart Execution                                    27

                     LIMITED PARTNERSHIP AGREEMENT

                    OF SDG MACERICH PROPERTIES, L.P.



           THIS LIMITED PARTNERSHIP AGREEMENT is entered into and shall be effective as of the 24th day of February, 1998, by and between Simco Acquisitions, Inc., a Delaware corporation ("Simco"), and a wholly owned subsidiary of Simon DeBartolo Group, Inc., a Maryland corporation, and Macerich Property EQ GP Corp., a Delaware corporation ("Macerich"), and a wholly owned subsidiary of The Macerich Company, a Maryland corporation (each, individually, a ``General Partner,'' and collectively, the ``General Partners''), and SM Portfolio Limited Partnership, a Delaware limited partnership, as the Limited Partner, pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, on the following terms and conditions:

                                ARTICLE I

                               DEFINITIONS

                Definitions.   As used in this Agreement, the  following
terms have the following meanings:

                ``Act'' means the Delaware Revised Uniform Limited Partnership Act, as set forth in Title 6, Chapter 17 of the Delaware Code, as amended from time to time (or any corresponding provisions of succeeding law).

                ``Affiliate'' shall have the meaning set form in the SM Partnership Agreement.

                ``Agreement'' or ``Partnership Agreement'' means this Agreement of Limited Partnership, as amended from time to time.

                ``Bankruptcy'' shall mean, with respect to any  Partner,
(i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization; (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner; (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing; (v) the filing of an answer by such Partner admitting the material allegations of any such petition; (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner; (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors; (viii) the convening by such Partner of a meeting of its creditors, or any class thereof, for purposes of effecting a moratorium upon or extension or composition of its debts; (ix) the failure of such Partner to pay its debts as they mature; (x) the levy, attachment, execution or other seizure of substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter; or
(xi) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

                ``Capital Account'' means, with respect to any Partner, the Capital Account maintained for such Partner in accordance with
Section 704(b) of the Code and the Regulations thereunder.

                ``Capital Contributions'' means, with respect to any Partner, the amount of money or other property or assets contributed to the Partnership from time to time with respect to the interest in the Partnership held by such Person.

                ``Code'' means the Internal Revenue Code of 1986, as amended from time to time (or any corresponding provisions of succeeding law).

               ``Controlling Partner'' is defined in Section 6.16(c).

               ``Defaulting Partner'' is defined in Section 6.16.

                ``Depreciation'' means, for each Fiscal Year, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such Fiscal Year, except that if the Gross Asset Value of an asset differs from its adjusted Basis for Federal income tax purposes at the beginning of such Fiscal Year, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the Federal income tax depreciation, amortization, or other cost recovery deduction for such Fiscal Year bears to such beginning adjusted tax basis; provided, however, that if the adjusted basis for Federal income tax purposes of an asset at the beginning of such Fiscal Year is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the General Partner.

               ``Employee Benefit Plan'' has the meaning assigned to the term ``employee benefit plan'' in Section 3(3) of ERISA, which is or was maintained or contributed to by the Partnership or a Related Person to the Partnership.

               ``Event of Default'' is defined in Section 6.16.


                ``Executive Committee'' shall have the meaning set forth in Section 6.2.

                ``Executive Committee Members'' shall have the meaning set forth in Section 6.2.

                ``Equitable'' shall mean The Equitable Life Assurance Society of the United States, a New York corporation, the "seller" of the Properties under the Purchase Agreement.

                ``Existing Financing'' shall mean that certain financing with respect to all of the Properties evidenced by those certain collateralized fixed and floating rate notes in the aggregate principal sum of $485,000,000 issued by Equitable, which notes are secured by, inter alia, those documents and instruments more particularly described on Exhibit B to the Purchase Agreement.

                ``Fiscal Year'' means (i) the period commencing on the date hereof and ending on December 31, 1998 and, (ii) any subsequent twelve (12) month period commencing on January 1.

                ``General Partnership Interest'' means the Partnership Interest held by each General Partner constituting one half of one percent (.5%) of the total Partnership Interests outstanding and owned by all of the Partners.

                ``Gross Asset Value'' means the adjusted basis of property for Federal income tax purposes, except that the Gross Asset Value of the Property will be adjusted to its fair market value (i) whenever such adjustment is required in order for allocations under this Agreement to have "economic effect'' within the meaning of Regulation
Section 1.704-1(b)(2)(iv), and (ii) if the General Partners consider appropriate, whenever such adjustment is permitted under Regulation
Section 1.704-l(b)(2)(ii). If the Gross Asset Value of property is so adjusted, such Gross Asset Value shall thereafter be further adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses.

                ``Independent Director'' means, with respect to any Person, a director of such Person who is not at the time of appointment and who has not at any time during the preceding five (5) year period prior to such director's appointment as a director and during the continuation of such director's service as a director has not been and does not become subsequently: (i) a partner, stockholder or holder of any other beneficial interest in such Person or in any Affiliate of such Person, (ii) a director, officer, partner, trade creditor or employee of such Person or any partner, subsidiary or Affiliate of such Person,
(iii) a customer, service provider (including professionals), creditor, supplier, independent contractor, manager, or any other Person who derives more than $2,000 annually from its activities with such Person or any Affiliate or partner of such Person (other than revenue derived in respect of being an Independent Director); (iv) a Person controlling or controlled by any of the Persons referenced in clauses (i) (ii) or
(iii) above, or (v) a member of the immediate family of any such Person referenced in clauses (i), (ii), (iii) or (iv) above. Solely for purposes of this definition, (x) "Affiliate'' shall mean, as to any Person, any other Person that, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person, and (y) "control'' of a person shall mean (i) either the power, directly or indirectly, to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise or (ii) the ownership of 10% or more of the voting securities of such Person.

                 ``Limited   Partner''   means  SM   Portfolio   Limited
Partnership and any Person who has become a Limited Partner pursuant to the terms of this Agreement.

                ``Limited Partnership Interest'' means that Partnership Interest held by the Limited Partner constituting ninety-nine percent (99%) of the total Partnership Interests outstanding and owned by all of the Partners.

                ``Macerich Management Agreement'' is defined in  Section
6.14.

                ``Majority in Interest '' means as of any date any Partner or Partners whose aggregate Partnership Interests constitute at least a simple majority of the aggregate Partnership Interests then outstanding.

                ``Net Cash Flow from Operations'' means the gross proceeds from Partnership operations, less the portion thereof used to pay or establish reserves for all Partnership expenses, debt payments, capital improvements, replacements and contingencies, all as determined by the General Partners. "Net Cash Flow From Operations'' shall not be reduced by depreciation, amortization, cost recovery deductions or similar allowances but shall be increased by any reduction of reserves previously established pursuant to this paragraph or the succeeding paragraph.

                ``Net Cash From Sales or Refinancings'' means the net cash proceeds from the sale or other disposition and all refinancings of the Property, less any portion thereof used to establish reserves, all as determined by the General Partners. "Net Cash From Sales or Refinancings'' shall include all principal and interest payments with respect to any note or other obligation received by the Partnership in connection with the sale or other disposition of the Property.

                ``Operating Committee'' shall have the meaning set forth in Section 6.4.

                ``Operating Committee Members'' shall have the meaning set forth in Section 6.4.

                ``Partners'' means all General Partners and all Limited Partners, where no distinction is required by the context in which the term is used herein. "Partner'' means any one of the Partners.

                ``Partnership'' means the partnership formed pursuant to the certificate of limited partnership and this Agreement.

                ``Partnership Interest'' means the respective percentage interest of a Partner in the Partnership as set forth in Exhibit A attached hereto.

                  ``Person''    means   any   individual,   partnership,
corporation, trust, or other entity.

                ``Profits'' and ``Losses'' means, for each Fiscal Year, an amount equal to the Partnership's taxable income or loss for such Fiscal Year, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

                      Any income of the Partnership that is exempt from Federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this subsection shall be added to such taxable income or loss;

                      In the event the Gross Asset Value of any property is adjusted pursuant to Subparagraph (i) of the definition of Gross Asset Value", the amount of such adjustment shall be taken into account as gain or loss from the disposition of the property for purposes of computing Profits or Losses;

                      Gain or loss resulting from the disposition of any property shall be computed by reference to the Gross Asset Value of such property, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value;

                      In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year, computed in accordance with the definition of Depreciation contained herein; and

                      To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Code Section 734(b) or Code Section 743(b) is required pursuant to Regulations
          Section 1.704-1(b)(2)(iv)(m)(4) to be taken into account in determining Capital Accounts as a result of a distribution other than in complete liquidation of a Partner's Interest, the amount of such adjustment shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases the basis of the asset) from the disposition of the asset and shall be taken into account for purposes of computing Profits or Losses.

                ``Properties'' shall mean the real properties to be acquired by the Partnership pursuant to the Purchase Agreement, each of which real properties is more specifically identified and defined on
Schedule 1 attached hereto, together with all other tangible and intangible property to be acquired by the Partnership pursuant to the Purchase Agreement.

                 ``Property''   shall  mean  any   of   the   Properties
individually.

                ``Property Manager'' shall mean the property manager for any particular Property engaged pursuant to a Macerich Management Agreement or Simco Management Agreement, as the case may be, as well as any property manager approved by the Executive Committee with respect to any Property.

                ``Purchase Agreement'' shall mean that certain Purchase and Sale Agreement by and between Equitable and SM Portfolio Partners, which provides for the sale of the Properties by Equitable to SM Portfolio Partners, subject to the Existing Financing.

                ``REIT'' means a "real estate investment trust" within the meaning of Section 856 of the Code.

                 ``Regulations'' means the Income Tax Regulations, including Temporary Regulations, promulgated under the Code, as such Regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

                ``SIMCO  Management Agreement'' is  defined  in  Section
6.14.

                 ``SM Partnership Agreement'' means the Partnership Agreement of SM Portfolio Limited Partnership, dated as of February 24, 1998.

                               ARTICLE II

                           GENERAL PROVISIONS

                Formation and Organization. The Partners hereby agree to form the Partnership as a limited partnership pursuant to the provisions of the Act and upon the terms and conditions set forth in this Agreement. Each Partner's initial Capital Contribution and corresponding Partnership Interest is set forth in Exhibit A, which is attached to and forms part of this Agreement. The Partnership shall be treated as a partnership for Federal income tax purposes, and the Tax Matters Partner (as defined in Section 6.7) shall make any elections and take any and all other actions necessary to effect such partnership status.

                Partnership Name. The name of the Partnership shall be SDG Macerich Properties, L.P., and all business of the Partnership shall be conducted in such name.

                Purpose. The limited purposes for which the Partnership is organized are to acquire, improve, lease, finance, refinance, mortgage, operate, manage, own, hold, sell exchange or otherwise disclose of or deal with the Properties, or any part thereof, and to engage in any and all activities related or incidental thereto. The Partnership shall not engage in any other business activity, and shall not own any assets or incur any indebtedness other than the assets or indebtedness relating to the Properties or otherwise in furtherance of the purposes of the Partnership.

                Registered Office; Registered Agent. The registered office and registered agent for service of process of the Partnership in the State of Delaware shall be The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801 or such other Person as the General Partners may appoint.

                Term. The term of the Partnership commenced on the date the certificate of limited partnership was filed in the office of the Secretary of State of Delaware in accordance with the Act and shall continue until the winding up and liquidation of the Partnership (in accordance with Article X) and the completion of its business.

               Filings.

               The General Partners shall take any and all other actions as may be reasonably necessary to perfect and maintain the status of the Partnership as a limited partnership or similar type of entity under the laws of Delaware and any other states or jurisdictions in which the Partnership engages in business.

                Upon the dissolution of the Partnership, the General Partners shall promptly execute and cause to be filed certificates of dissolution in accordance with the Act and the laws of any other states or jurisdictions in which the Partnership has filed certificates.

                 Bankruptcy Limitations. The Partnership shall not, without unanimous vote of the directors of the General Partners (which must include the affirmative vote of at least one Independent Director of each General Partner) (i) commence any case, proceeding or other action seeking protection for the Partnership as a debtor under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors, (ii) consent to the entry of an order for relief in or institution of any case, proceeding or other action brought by any third party against the Partnership as a debtor under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors, (iii) file an answer in any involuntary case or proceeding described in clause (ii) above admitting the material allegations of the petition therein or otherwise failing to contest any such involuntary case or proceeding,
(iv) seek or consent to the appointment of a receiver, liquidator, assignee, trustee, sequestrator, custodian or any similar official for the Partnership or for a substantial portion of its properties, (v) make any assignment for the benefit of the creditors of the Partnership, or
(vi) admit in writing the inability of the Partnership to generally pay its debts as they mature or that the Partnership is generally not paying its debts as they become due.

                                 ARTICLE III

                     PARTNERS' CAPITAL CONTRIBUTIONS

                Capital Contributions of the Partners. Each Partner has made the initial Capital Contributions set forth in Exhibit A attached hereto and any subsequent Capital Contributions shall be reflected in the books and records of the Partnership. No Partner shall be obligated to make any additional Capital Contributions. Each Partner shall establish and maintain a Capital Account with respect to the Partnership.

               Other Matters.

                Except as otherwise provided in this Agreement, no Partner shall demand or receive a return of its Capital Contributions or withdraw from the Partnership without the consent of all Partners.

                 The General Partners shall not have any personal liability for the repayment of any Capital Contributions of any Limited Partner.

                The  Limited Partner shall not be personally liable  for
the   debts,  liabilities,  contracts  or  other  obligations   of   the
Partnership.

                                ARTICLE IV

                               ALLOCATIONS

                Allocation of Profits and Losses. The Profits and Losses of the Partnership shall be allocated among the Partners in accordance with their Partnership Interests; provided, however, that, in accordance with Code Section 704(c) and the Regulations thereunder and Regulation
Section 1.704-1(b)(4)(i), income, gain, loss, and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value.

               Elections. In no event shall the Tax Matters Partner (as defined in Section 6.7) make any election or cause any election to be made that would cause the Partnership to be treated as an association taxable as a corporation for Federal income tax purposes. Except as otherwise expressly provided herein, any tax elections required or permitted to be made by the Partnership under the Code or otherwise, and all material decisions with respect to the calculation of the Net Profits or Net Losses of the Partnership, shall be made in such manner as may be determined by the General Partners to be in the best interests of the Partners.

                                ARTICLE V

                              DISTRIBUTIONS

                Distributions. Net Cash Flow From Operations, Net Cash Flow from Sales or Refinancings, and, except as otherwise prohibited under this Agreement, any of the Properties, shall be distributed at such times as the General Partners may determine, to the Partners pro rata in accordance with their Partnership Interests.

                Amounts Withheld. The General Partners are authorized to withhold from distributions or allocations to a Partner and to pay over to any Federal, state or local government any amounts required to be withheld pursuant to the Code or any provisions of any other Federal, state or local law with respect to any payment, distribution or allocation to the Partnership or the Partner and shall allocate any such amounts to the Partner with respect to which such amount was withheld. All amounts so withheld shall be treated as amounts distributed to such Partner, and will reduce the amount otherwise distributable to such Partner, pursuant to this Article V for all purposes under this Agreement.

                In Kind Distributions. If there shall occur, as between the General Partners, a deadlock over a Buy-Sell Major Decision (as defined in the SM Partnership Agreement), then either General Partner may elect to cause the Property with respect to which such deadlock exists to be distributed in kind to the Partners pro rata in accordance with their Partnership Interests; provided, however, that no such in kind distribution shall occur unless, either prior to or contemporaneously with such distribution, the Property is released from the Existing Financing, or any other lien or encumbrance to which it may become subject after the date hereof.

                               ARTICLE VI

                               MANAGEMENT

                 Management Generally. The management of the Partnership shall be vested in the Executive Committee, Operating Committee and the General Partners constituted as hereinafter provided. The Limited Partner shall have no part in the management or control of the Partnership, shall have no authority or right to act on behalf of the Partnership in connection with any matter, and shall have no right to consent to or approve any action by the General Partners except as expressly provided herein or as required by the Act.

                Executive Committee. The Partnership shall at all times have an executive committee (the "Executive Committee") composed of two individuals (the "Executive Committee Members") who shall oversee the performance of the Operating Committee.

                     Membership and Voting.

                           Membership. The Executive Committee will consist of two (2) Executive Committee Members, with one (1) Executive Committee Member appointed by each General Partner. Concurrently with the execution and delivery of this Agreement, the General Partners have notified one another in writing of their respective initial appointed Executive Committee Member. Each General Partner may, at any time, appoint an alternate Executive Committee Member by prior written notice to the other General Partner's appointed Executive Committee Member and such alternates will have all the powers, authority and duties of a regular Executive Committee Member in the absence or inability of a regular Executive Committee Member to serve. In no event, however, shall the other Executive Committee Member be under any obligation to make inquiries as to, or verify or confirm, any such absence or inability to serve of a regular Executive Committee Member, it being understood and agreed that the Executive Committee Members shall be entitled to rely upon and accept an alternate Executive Committee Member's assertion of the absence or inability to serve of the regular Executive Committee Member in question. Each
     General Partner shall cause its appointed Executive Committee Member and alternate Executive Committee Member to comply with the terms of this Agreement. Each General Partner will have the power to remove its Executive Committee Member or alternate Executive Committee Member appointed by it by written notice to the other General Partner's Executive Committee Member. Vacancies on the Executive Committee will be filled by appointment by the General Partner that appointed the Executive Committee Member previously holding the position that is then vacant. The General Partners may mutually agree to increase or decrease the size of the Executive Committee proportionately, from time to time. Notices to an Executive Committee Member shall be delivered to such Person's attention at the address set forth in Section 12.1 for the General Partner that appointed such Executive Committee Member. No appointment or removal by a General Partner of an Executive Committee Member or alternate Executive Committee Member shall be effective until written notice of such action is received or deemed received pursuant to Section 12.1 by the Executive Committee Member of the other General Partner. Each General Partner and its respective Executive Committee Member and alternate Executive Committee Member, when dealing with the other General Partner's respective Executive Committee Member and alternate Executive Committee Member, (i) shall be entitled to rely upon and accept the written act, approval, consent or vote of each of such other
     General Partner's then-appointed Executive Committee Member and alternate Executive Committee Member, and (ii) shall be under no obligation to make any inquiries in order to verify or confirm any of such written acts, approvals, consents or votes.
                     Voting. Each Executive Committee Member shall have one vote on any decision of the Executive Committee. An Executive Committee Member may give a written proxy to another Executive
     Committee Member to vote on such Executive Committee Member's behalf in such Executive Committee Member's absence. Except as expressly provided to the contrary in this Agreement, all actions, decisions, capital calls, determinations, waivers, approvals and consents to be taken or given by the Executive Committee must be unanimously approved by the Executive Committee Members (whether or not present at the meeting at which such vote occurs).

                      Meetings  of  the  Executive Committee;  Time  and
Place. Unless otherwise agreed by the Executive Committee, regular meetings of the Executive Committee shall be held no less often than quarterly at such time and at such place as the Executive Committee
shall  determine.   At  such regular meetings, the  Operating  Committee
shall report on the financial performance and condition of the Partnership on a year-to-date basis (including cash flows, reserves, outstanding loans, and compliance efforts), progress on capital projects, material contracts entered into, material litigation, marketing and leasing efforts, deviations from any budget and such other matters relevant to the management and operation of the Partnership and the Properties. Special meetings of the Executive Committee shall be held on the call of any Executive Committee Member; provided that at least three (3) business days' notice is given to all Executive Committee Members (unless written waiver of this requirement by all Executive Committee Members is obtained). A quorum for any Executive
Committee meeting shall consist of not less than two (2) Executive Committee Members (one appointed by each General Partner) present either in person or by proxy. The Executive Committee may make use of telephones and other electronic devices to hold meetings; provided that the Executive Committee Members participating in such meeting can hear one another. The Executive Committee may act without a meeting if the action taken is reduced to writing and approved by the Executive
Committee in accordance with the other voting provisions of this Agreement. Written minutes shall be taken at each meeting of the Executive Committee. However, any action taken or matter agreed upon by the Executive Committee shall be deemed final, whether or not written minutes are ever prepared or finalized.

                No Individual Authority. Except as otherwise expressly provided in this Agreement, no Partner, acting alone, shall have any authority to act for, or undertake or assume any obligation or responsibility on behalf of, the other Partner or the Partnership.

                Operating Committee. Unless otherwise agreed to by the General Partners, the management of the Partnership, subject to the restrictions on its authority set forth in Section 6.2, shall be vested in the operating committee (the "Operating Committee"). The Operating Committee shall be composed of two individuals (the "Operating Committee Members") who shall vote on all management issues relating to the business and operations of the Partnership.

                     Membership and Voting.

                           Membership. The Operating Committee will consist of two (2) Operating Committee Members, with one (1) Operating Committee Member appointed by each General Partner. Concurrently with the execution and delivery of this Agreement, the General Partners have notified one another in writing of their respective initial appointed Operating Committee Member. Each General Partner may, at any time, appoint one of its employees as an alternate Operating Committee Member by prior written notice to the other General Partner's appointed Operating Committee Member and such alternates will have all the powers, authority and duties of a regular Operating Committee Member in the absence or inability of a regular Operating Committee Member to serve. In no event, however, shall the other Operating Committee Member be under any obligation to make inquiries as to, or verify or confirm, any such absence or inability to serve of a regular Operating Committee Member, it being understood and agreed that the Operating Committee Members shall be entitled to rely upon and accept an alternate Operating Committee Member's assertion of the absence or inability to serve of the regular Operating Committee Member in question. Each General Partner shall cause its appointed Operating Committee Member and alternate Operating Committee Member to comply with the terms of this Agreement. Each General Partner will have the power to remove its Operating Committee Member or alternate Operating Committee Member appointed by it by written notice to the other General Partner's Operating Committee Member. Vacancies on the Operating Committee will be filled by appointment by the General Partner that appointed the Operating Committee Member previously holding the position that is then vacant. The General Partners may mutually agree to increase or decrease the size of the Operating Committee proportionately, from time to time. Notices to an Operating Committee Member shall be delivered to such Person's attention at the address set forth in Section 12.1 for the General Partner that appointed such Operating Committee Member. No appointment or removal by a General Partner of an Operating Committee Member or alternate Operating Committee Member shall be effective until written notice of such action is received or deemed received pursuant to Section 12.1 by the Operating Committee Member of the other General Partner. Each General Partner and its respective Operating Committee Member and alternate Operating Committee Member, when dealing with the other General Partner's respective Operating Committee Member and alternate Operating Committee Member, (i) shall be entitled to rely upon and accept the written act, approval, consent or vote of each of such other
     General Partner's then-appointed Operating Committee Member and alternate Operating Committee Member, and (ii) shall be under no obligation to make any inquiries in order to verify or confirm any of such written acts, approvals, consents or votes.

                          Voting.  Each Operating Committee Member shall
     have one vote on any decision of the Operating Committee. An Operating Committee Member may give a written proxy to another Operating Committee Member or any Partner's employee to vote on such Operating Committee Member's behalf in such Operating Committee Member's absence. Except as expressly provided to the contrary in this Agreement, all actions, decisions, capital calls, determinations, waivers, approvals and consents to be taken or given by the Operating Committee must be unanimously approved by the Operating Committee Members (whether or not present at the meeting at which such vote occurs).

                      Reports and Meetings of the Operating Committee; Time and Place. The Operating Committee shall report to the Executive Committee on activities undertaken by the Operating Committee, as required by the Executive Committee and this Agreement. Unless otherwise agreed by the Operating Committee, regular meetings of the Operating Committee shall be held monthly at such time and at such place as the Operating Committee shall determine. Special meetings of the Operating Committee shall be held on the call of any Operating Committee Member; provided that at least three (3) business days' notice is given to all Operating Committee Members (unless written waiver of this requirement by all Operating Committee Members is obtained). A quorum for any Operating Committee meeting shall consist of not less than two
(2) Operating Committee Members (one appointed by each General Partner) present either in person or by proxy. The Operating Committee may make use of telephones and other electronic devices to hold meetings; provided that the Operating Committee Members participating in such meeting can hear one another. The Operating Committee may act without a meeting if the action taken is reduced to writing and approved by the Operating Committee in accordance with the other voting provisions of this Agreement. Written minutes shall be taken at each meeting of the Operating Committee. However, any action taken or matter agreed upon by the Operating Committee shall be deemed final, whether or not written minutes are ever prepared or finalized. Operating Committee meetings may be attended by persons other than the Operating Committee Members (including other employees of the Partners and their Affiliates).

                      Duties of the Operating Committee. The Operating Committee shall be generally responsible for overseeing and managing the day-to-day business, operations and affairs of the Partnership and carrying out the duties delegated to it by the Executive Committee, and shall have fiduciary responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in its immediate possession or control. The Operating Committee may, in carrying out its duties, defend against lawsuits or other judicial or administrative proceedings brought against the Partnership, provided that it promptly notifies the Executive Committee of such action. The funds of the Partnership shall not be commingled with the funds of any other Person, and the Operating Committee shall not employ, or permit any other Person to employ, such funds in any manner except for the benefit of the Partnership. The bank accounts of the Partnership shall be maintained in such banking institutions as are approved by the Operating Committee and withdrawals shall be made only in the regular course of Partnership business and as otherwise authorized in this Agreement on such signature or signatures as the Operating Committee may determine. Subject to the limitations on its powers and authorities set forth in this Agreement, the Operating Committee shall ensure that the Partnership complies with its obligations under the Purchase Agreement and the loan documents pertaining to the Existing Financing, and all other material agreements to which the Partnership is a party or by which the Partnership is bound. The Operating Committee shall also have the duties imposed upon it elsewhere in this Agreement. The Operating Committee shall devote sufficient time, effort and managerial resources to the business of the Partnership as is reasonably required to fulfill its obligations hereunder.

                Warranted Reliance by Executive Committee Members and Operating Committee Members on Others. In exercising their authority and performing their duties under this Agreement, the Executive Committee Members and the Operating Committee Members shall be entitled to rely on information, opinions, reports, or statements of the following persons or groups unless they have actual knowledge concerning the matter in question that would cause such reliance to be unwarranted:

                      one or more agents of the Partnership whom the Executive Committee Member or Operating Committee Member, as the case may be, reasonably believes to be reliable and competent in the matters presented; and

                     any attorney, public accountant, or other person as to matters which the Executive Committee Member or Operating Committee Member, as the case may be, reasonably believes to be within such person's professional or expert competence.

               Authority of the General Partners.

               Except as otherwise provided herein, the General Partners shall have the power on behalf and in the name of the Partnership to carry out any and all of the objects and purposes of the Partnership set forth in Section 2.3 and to perform all acts incidental thereto or connected therewith which it may deem necessary or advisable, including, without limitation, the power to:

                     acquire or sell any assets of the Partnership;

                     incur indebtedness on behalf of the Partnership and secure any and all of such indebtedness with the assets of the
          Partnership: and

                      open, maintain, and close bank accounts and draw checks or other orders for the payment of money.

                Tax Matters Partner. Macerich Property EQ GP Corp. is specifically authorized and appointed to act as the ``Tax Matters Partner'' under section 6231(a)(7) of the Code and in any similar capacity under state or local law; provided, however, that it shall exercise its authority in such capacity subject to all applicable terms and limitations set forth in this Agreement. Notwithstanding the foregoing, the Tax Matters Partner shall not, without the prior written approval of the other General Partner, (i) make any tax election on behalf of the Partnership, (ii) take any action with respect to any federal, state or local contest of any partnership item (as defined in
Section 6231(a)(7) of the Code (or any successor thereto) (and comparable provisions of state and local income tax laws) of the Partnership, or (iii) take any action with respect to any audit of any federal, state or local income tax return or income tax report filed by or on behalf of the Partnership.

                Tax Elections. Without limiting in any way the General Partners' rights and powers under Section 6.6, and subject to Section 6.7, the Tax Matters Partner may make any and all elections for Federal, state, and local tax purposes including any election, if permitted by applicable law, to adjust the basis of the Property pursuant to Code Sections 754, 734(b), and 743(b), or comparable provisions of state or local law, in connection with transfers of interests in the Partnership and Partnership distributions.

                Right to Rely on a General Partner. Any Person dealing with the Partnership may rely (without duty of further inquiry) upon a certificate signed by a General Partner as to the identity of such General Partner or the Limited Partner, the Persons who are authorized to execute and deliver any instrument or document of the Partnership, and any act or failure to act by the Partnership or any other matter whatsoever involving the Partnership or any Partner.

               Duties and Obligations of General Partners.

                The General Partners shall take all actions which may be necessary or appropriate (i) for the continuation of the Partnership's valid existence as a limited partnership under the laws of the State of Delaware and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Limited Partner or to enable the Partnership to conduct the business in which it is engaged and (ii) for the accomplishment of the Partnership's purposes.

               The General Partners shall cause to be provided, or cause the Partnership to carry, such insurance as is customary in the business in which the Partnership is engaged and in the places in which it is so engaged.

                Notwithstanding anything to the contrary herein, the Partnership shall, and the General Partners shall cause the Partnership to:

                      maintain its records and books of account separate from those of any other Person;

                      not commingle its assets and funds with those of any other Person (it being understood that a General Partner may, in its capacity as a general partner of the Partnership, hold assets or funds on behalf of the Partnership);

                      conduct its own business in its own name (it being understood that a General Partner may act on behalf of the
     Partnership   in  its  capacity  as  a  general  partner   of   the
     Partnership);

                     maintain separate financial statements;

                     pay its own liabilities out of its own funds;

                     cause the directors of its general partners to meet on a regular basis, or act pursuant to a unanimous written consent, to carry on the business of the Partnership and keep minutes of such meetings and observe all limited partnership formalities, as applicable;

                      maintain an arms-length relationship with its Affiliates;

                      pay the salaries of its own employees, if any, and
     maintain  a  sufficient  number  of  employees  in  light  of   its
     contemplated business operations;

                      not guarantee or become obligated for the debts of any other Person (except in connection with the endorsement of negotiable instruments in the ordinary course of business and except for a General Partner in its capacity as a general partner of the Partnership) or hold out its credit as being available to satisfy the obligations of others;

                      allocate fairly and reasonably any overhead for shared office space;

                     use separate stationery, invoices and checks;

                      not pledge its assets for the benefit of any other Person or make any loans or advances to any Person;

                      maintain its accounts separate from those of any other Person (it being understood that a General Partner may, in its capacity as a general partner of the Partnership, maintain an account on behalf of the Partnership);

                         hold itself out as a separate entity;

                         file its own tax returns, as required;

                       not   engage   in   any  nonexempt   ``prohibited
     transaction'' described in Section 406 of ERISA or section 4975 of the Code;

                      not acquire obligations or securities of its stockholders or Affiliates (it being understood that a General Partner, in its capacity as a general partner of the Partnership, may hold its interest as a general partner of the Partnership);

                      correct any misunderstanding actually known by it regarding its separate identity; and

                       maintain  adequate  capital  in  light   of   its
     contemplated business operations.

                Notwithstanding anything to the contrary herein, for so long as the Existing Financing is outstanding, the General Partners may not do, or cause or permit the Partnership to do, any of the following:
(i) wind up, dissolve or liquidate, in whole or in part, consolidate or merge with or into any other Person or convey, sell or transfer all or substantially all of the assets of the Partnership to any Person; (ii) approve any act by the Partnership as a result of which the Partnership would be dissolved; (iii) engage in any business or activity other than, in the case of a General Partner, the ownership of such General Partner's interest in the Partnership, or in the case of the Partnership, the ownership and operation of the Properties; or (iv) incur or assume any indebtedness, other than, in the case of the Partnership, the Existing Financing.

                Indemnification of General Partners. The General Partners or any officers or directors of the General Partners (collectively, "Indemnitees") shall have no liability to any Partner or the Partnership for, and the Partnership agrees to indemnify each Indemnitee to the fullest extent permitted by law from and against, any and all losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Partnership. However, each Indemnitee shall be liable, responsible, and accountable, and the Partnership shall not be liable to any Indemnitee, for any portion of such losses, judgments, liabilities and expenses that results from any Indemnitee's willful misconduct, or fraud, as finally determined by a court of competent jurisdiction. If any action, suit or proceeding shall be pending against the Partnership or an Indemnitee in connection with the Partnership, such Indemnitee shall have the right to employ separate counsel of its choice in such action, suit or proceeding. The reasonable fees and expenses of such separate counsel shall constitute expenses for the purposes of the indemnification provided by this Section 6.11. The satisfaction of the obligations of the Partnership under this Section 6.11 shall be from and limited to the assets of the Partnership, and no other Partner shall have any personal liability on account thereof. Each Indemnitee shall have the right to receive advances from the Partnership for all legal expenses and other costs incurred as a result of a legal action and for all amounts for which such Indemnitee believes in good faith that such Indemnitee is entitled to indemnification under this Section 6.11, but only if (i) the legal action relates to the performance of duties or services by such Indemnitee on behalf of the Partnership; and (ii) such Indemnitee undertakes to repay the advanced funds to the Partnership in the circumstances and the manner set out below. The Partnership shall make such advances (for which the Partnership is liable as determined above) within 30 days after a request for such advance is received. In the event that a determination is made that the Partnership is not so obligated in respect of any advance made by it, such Indemnitee will within 30 days of such determination repay the advanced funds to the Partnership with interest from the date of payment until the date of repayment of such amount and in the event that a determination is made that the Partnership is so obligated in respect of any amount not advanced by the Partnership to a particular Indemnitee, the Partnership will within 30 days of such determination pay such amount to such Indemnitee with interest from the date of any expenditure to the date of such determination. Any judgment against the Partnership and any Indemnitee wherein such Indemnitee is entitled to indemnification hereunder must first be satisfied from the assets of the Partnership before such Indemnitee is responsible for the satisfaction of such judgment.

               Reimbursement. A General Partner shall be reimbursed for all reasonable costs and expenses incurred by it on behalf of the Partnership. A General Partner shall receive no other compensation for managing the affairs of the Partnership.

                Removal of General Partners. A Majority in Interest of the Limited Partners shall have the power and authority to remove a General Partner and to appoint a replacement General Partner, provided that any such replacement General Partner shall be a Person (i) who consents to such appointment, (ii) who is capable of performing the functions of the replaced General Partner hereunder, and (iii) who is an entity organized pursuant to a certificate of incorporation (or other constituent documents) which includes provisions in form and in substance that comply with the requirements of the Existing Financing. Any replacement General Partner appointed pursuant to this Section 6.13 shall, effective upon acceptance of such appointment, be admitted as a General Partner of the Partnership, and shall succeed to all of the powers and responsibilities of the replaced General Partner hereunder. In the event that the replaced General Partner is replaced pursuant to this Section 6.13 by a replacement General Partner which does not purchase such replaced General Partner's Partnership Interest, (i) such replaced General Partner shall be treated as an assignee of a
Partnership Interest under Section 8.1 and may be admitted as a substituted Partner subject to the consent of a Majority in Interest of the Limited Partners and (ii) all Partnership Interests shall be reduced pro rata to the minimum extent necessary to admit the replacement General Partner as a Partner.

                Management  Agreements.  Macerich  or  an  Affiliate  of
Macerich shall be hired as Property Manager to manage the Properties described on Schedule 2 attached hereto, and Simco or an Affiliate of Simco shall be hired as Property Manager to manage the Properties described on Schedule 3 attached hereto. The management of each of the Properties shall be governed by management agreements to be entered into prior to the Partnership's acquisition of the Properties. Macerich and Simco hereby covenant and agree to negotiate in good faith to agree upon a form management agreement which will govern the management of each of the Properties. One form management agreement will be used for all Properties, whether managed by Macerich or Simco. Notwithstanding anything to the contrary stated in this Agreement, Macerich, acting alone, shall have the exclusive right and authority on behalf of the Partnership so long as Macerich is not a Defaulting Partner (i) to determine on behalf of the Partnership whether Simco or its Affiliate acting as Property Manager under any management agreement for any property (each a "Simco Management Agreement") is in default under such Simco Management Agreement, and, if so, the action to be taken by the Partnership with respect thereto, (ii) to exercise termination rights in accordance with the terms under each Simco Management Agreement, (iii) to arrange for and cause the enforcement and defense of the
Partnership's rights under each such Simco Management Agreement (including by the prosecution or defense of any proceeding or action that it deems necessary or appropriate), (iv) to grant any approval or waiver under, or agree to any amendment or modification of, any Simco Management Agreement, and (v) to retain, as a Partnership expense, counsel of its choosing in connection with any of the foregoing actions set forth in clauses (i), (ii), (iii) or (iv). Notwithstanding anything to the contrary statement in this Agreement, Simco, acting alone, shall have the exclusive right and authority on behalf of the Partnership so long as Simco is not a Defaulting Partner (i) to determine on behalf of the Partnership whether Macerich or its Affiliate acting as Property Manager under any management agreement for any Property (each a "Macerich Management Agreement") is in default under such Macerich
Management Agreement, and, if so, the action to be taken by the Partnership with respect thereto, (ii) to exercise termination rights in accordance with the terms under each Macerich Management Agreement,
(iii) to arrange for and cause the enforcement and defense of the Partnership's rights under each such Macerich Management Agreement (including by the prosecution or defense of any proceeding or action that it deems necessary or appropriate), (iv) to grant any approval or waiver under, or agree to any amendment or modification of, any Macerich Management Agreement, and (v) to retain, as a Partnership expense, counsel of its choosing in connection with any of the foregoing actions set forth in clauses (i), (ii), (iii) or (iv). In no event shall Macerich have the right to cause the termination or cancellation of any Simco Management Agreement without cause, and in no event shall Simco have the right to cause the termination or cancellation of any Macerich Management Agreement without cause.

                REIT Status. The Partners hereby acknowledge that certain Persons directly or indirectly owning interests in Macerich or Simco or the Limited Partners are and intend to qualify at all times as a REIT, and that each such Partner's or other Person's ability to qualify as such will depend principally upon the nature of the Partnership's operations. Accordingly, the Partnership's operations shall be conducted at all times in a manner that will enable each of Macerich, Simco and the Limited Partners and each Person owning, directly or indirectly, interests in either Macerich or Simco or the Limited Partners to satisfy all requirements for REIT status under Sections 856 through 860 of the Code and the regulations promulgated thereunder to the extent possible. In furtherance of the foregoing (and not in limitation thereof), notwithstanding any other provision herein to the contrary, the Partnership shall conduct its operations in accordance with the following provisions at all times:

                      The Partnership shall not render any services to any lessee or sublessee or any customer thereof, either directly or through an "independent contractor" within the meaning of Section 856(d)(3) of the Code, if the rendering of such services shall cause all or any part of the rents received by the Partnership to fail to qualify as "rents from real property" within the meaning of Section 856(d) of the Code;

                       The Partnership shall not own, directly or indirectly (taking into account the attribution rules referred to in Section 856(d)(5) of the Code), in the aggregate 10% or more of the total number of shares of all classes of stock, 10% or more of the voting power of all classes of voting stock or 10% or more of the assets or net profits of any lessee or sublessee of all or any part of any of the Properties;

                     No lease or sublease of any space at the Properties shall provide for any rent based in whole or in part on the "income or profits" within the meaning of Section 856(d)(2)(A) of the Code derived by any lessee or sublessee;

                      The Partnership shall not own more than 10% of the outstanding voting securities of any one issuer (as determined for purposes of Section 856(c)(5)(B) of the Code);

                      Neither the Partnership nor any Partner shall take any action (or fail to take any action permitted under this Agreement) that would otherwise cause the Partnership's gross income to consist of more than one percent (1%) of income not described in Section 856(c)(2) of the Code or more than ten percent (10%) of income not described in
Section 856(c)(3) of the Code, or cause any significant part of the Partnership Assets to consist of assets other than "real estate assets" within the meaning of Section 856(c)(6)(B) of the Code;

                      The  Partnership shall distribute to the  Partners
during each Fiscal Year an amount of cash such that the portion so distributed will equal or exceed 100% of the amount of Partnership taxable income, if any, to be allocated to the Partners with respect to such Fiscal Year distributed at the times required to prevent the imposition of an excise tax under Section 4981 of the Code; provided, however, that if each such Partner's distributable share of any Net Cash Flow from Operations of the Partnership and its distributable share of any funds maintained in the Partnership reserves are insufficient to meet the aforesaid distribution requirement with respect to such Partner, then the Partnership shall have satisfied the foregoing distribution requirement with respect to such Partner upon distributing to it such distributable share of Net Cash Flow from Operations and funds maintained in the Partnership reserves. In no event shall the Partnership be required to borrow funds, or any Partner be required to contribute funds to the Partnership, in order to permit the Partnership to satisfy the foregoing distribution requirement. In no event shall the foregoing provisions of this subsection (f) adversely affect the allocation of, and Partnership Interest in, Net Cash Flow from Operations of any other Partner.

                     The Partnership shall not engage in any "prohibited transactions" within the meaning of Section 857(b)(6)(B)(iii) of the Code.

The  Partners  hereby  acknowledge that the foregoing  are  the  current guidelines applicable to the qualification of REITs. If and to the extent that any of the requirements to qualify for REIT status shall be changed, altered, modified or added to, then such changes, alterations, modifications or additions, as applicable, shall be deemed incorporated herein, and this Section 6.15 shall be deemed to be amended and modified as necessary to incorporate such changed, altered, modified or added REIT requirements.


               Defaults and Remedies.

                      Events of Default. The occurrence of any of the following events by or with respect to a Partner (the "Defaulting
Partner"; and the other Partners shall be referred to herein as a "Non-defaulting Partner," provided that the other Partners or any of them is not already a Defaulting Partner) shall be a default hereunder and if not cured within the applicable notice and cure period provided below, if any, such default shall constitute an "Event of Default" hereunder:

                         The failure of a Partner to make any payment as required by this Agreement that is not cured within five (5) business days of written notice to such Partner;

                          The failure of a Partner to perform any of its other obligations under this Agreement or the breach by a Partner of any of the terms of this Agreement, and a continuation of such failure or breach for more than thirty (30) days after notice by a Non-defaulting Partner to the Defaulting Partner that such Defaulting Partner has failed to perform any of its obligations under, or has breached, this Agreement; provided that if such failure or breach is of the nature that it can be cured but cannot reasonably be cured within such thirty (30) day period, such period shall be extended for up to an additional sixty (60) days so long as the Defaulting Partner in good faith commences all reasonable curative efforts within ten (10) days of its receipt of such notice from the Non-defaulting Partner and diligently and expeditiously continues its curative efforts to completion; or

                          The occurrence of a Bankruptcy with respect to a Partner or the withdrawal by a Partner.

                      Remedies.   Upon the occurrence of  any  Event  of
Default, a Non-defaulting Partner may elect to do one or more of the following:

                         Exercise its rights under Section 6.16;

                           Dissolve the Partnership and commence to liquidate its assets as provided in Article X;

                          Enforce any covenant by the Defaulting Partner to advance money or to take or forbear from any other action hereunder; or

                          Pursue any other remedy permitted by this Agreement or at law or in equity.

                      Change of Governance of Partnership. In addition to any other rights or remedies which a Non-defaulting Partner may have under this Agreement or under applicable laws with respect to an Event of Default, a Non-defaulting Partner that is a General Partner shall have the option to exercise the rights set forth below in this
Section 6.16 in the event of the occurrence of any Event of Default by the other General Partner. Upon the occurrence of an Event of Default by a General Partner, the other General Partner may elect, by giving written notice to the Defaulting Partner, to assume the role of the "Controlling Partner" of the Partnership, and shall remain as such unless and until (i) the Partners otherwise agree, (ii) such Controlling Partner is removed as such pursuant to the foregoing provisions of this
Section  6.16  by reason of its having become a Defaulting  Partner,  or
(iii) such Event of Default is cured. During the period of time that an Event of Default by a General Partner has occurred and is continuing, the other General Partner shall have the authority to take exclusive charge and control of the Partnership free and clear of any and all restrictions (including any and all restrictions set forth in this Article VI and any and all consent, voting or approval rights granted the Executive Committee, Operating Committee or any General Partner, other than that of the Controlling Partner) imposed by this Agreement, and the Defaulting Partner's right to, acting alone, make certain decisions and take certain actions with respect to matters concerning the Partnership's management agreements with a Non-defaulting Partner (or its Affiliates) as provided in Section 6.14 shall be suspended and the other General Partner as the Controlling Partner shall make all such decisions and take all such actions thereunder. The Controlling Partner shall have the right to amend any fictitious business name statement, certificate of partnership, or any similar document to reflect such election and to provide that it is the sole General Partner authorized to bind the Partnership, and to file or record any such amended documents and change the Partnership's Principal Office, and each Partner hereby grants to the Controlling Partner its irrevocable power of attorney to do the same, which power of attorney shall be deemed to be a power coupled with an interest which may not be revoked until the termination and winding up of the Partnership. The provisions of this
Section 6.16(c) shall take precedence over any provision to the contrary set forth in this Agreement.

                      Remedies Not Exclusive. No remedy conferred upon the Partnership or any Partner in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but rather each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity or by statute.

                               ARTICLE VII

                               AMENDMENTS

                Amendments. Amendments permitted to be made under this Agreement may be made only by an instrument in writing signed by all of the Partners. For so long as the Existing Financing is outstanding, the Partnership shall not amend, alter in any manner or delete Sections 2.3, 2.7, 6.10, 6.13, 7.1, or 10.1 hereof without the unanimous vote of all directors of the General Partners, including the Independent Directors of each General Partner; provided, however, that the Partnership may amend or alter any such Section without obtaining such consent in order to clarify the provision of such Section if (i) such amendment or alteration will not materially adversely affect the rights of the holders of any outstanding debt instruments of the Partnership, and
(ii) prior written notice is given to each rating agency for such debt instruments of such amendment and each rating agency approves the same.

                                 ARTICLE VIII

                   TRANSFERS OF PARTNERSHIP INTERESTS

                 Rights of Transferees. An assignee of a Limited Partnership Interest shall be admitted as a substitute Limited Partner, and shall have all rights of a Partner under the Act and this Agreement. An assignee of a Partnership Interest shall execute an instrument in form and substance satisfactory to the General Partners agreeing to be bound by, and to acquire the Partnership Interest subject to, the provisions of this Agreement.

                                 ARTICLE IX

                            POWER OF ATTORNEY

                General Partner as Attorney. The Limited Partner hereby makes, constitutes, and appoints each General Partner its true and lawful attorney to make, sign, execute, certify, acknowledge, file, and record any instrument deemed necessary or appropriate by the General Partners to carry out fully the provisions of this Agreement. The Limited Partner authorizes the General Partners to take any further action which the General Partners consider necessary or advisable in connection with the foregoing.

                                 ARTICLE X

                       DISSOLUTION AND WINDING UP

                Liquidating Events. The Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of the following, and upon no other event without the unanimous consent of all general partners of the Partnership at such time (``Liquidating Events''):

               January 1, 2095;

                The sale of all property of the Partnership so long as the Existing Financing is no longer outstanding and all of the Partnership's obligations with respect to such Existing Financing have been satisfied;

                The happening of any other event that makes it unlawful, impossible, or, so long as the Existing Financing is no longer outstanding and all of the Partnership's obligations with respect to the Existing Financing have been satisfied, impractical to carry on the business of the Partnership;

                The withdrawal, removal or bankruptcy of the last remaining General Partner, the assignment by such General Partner of its entire interest in the Partnership or any other event that causes such General Partner to cease to be a general partner under the Act, provided that any such event shall not constitute a Liquidating Event if the Partnership is continued pursuant to this Section 10.1; or

                At  any  time from and after the date which is  eighteen
(18) months after the acquisition of the Properties by the Partnership, upon the election of either General Partner, without cause and in its sole and absolute discretion; provided, however, that this subclause (e) shall not be effective unless, prior to or contemporaneously with any such transaction, the Existing Financing is satisfied in full.

The Partners hereby agree that, notwithstanding any provision of the Act, the Partnership shall not dissolve prior to the occurrence of a Liquidating Event. Upon the occurrence of any event set forth in Subparagraph (d) hereof, the Partnership shall not be dissolved or required to be wound up if within ninety (90) days after such event Partners holding a majority of the remaining Partnership Interests in the Partnership agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of such event, of one or more additional General Partners.

               Winding Up. Except as otherwise provided in Section 10.1, upon the occurrence of a Liquidating Event, the Partnership shall continue solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. To the extent not inconsistent with the foregoing, all covenants and obligations in this Agreement shall continue in full force and effect until such time as the Partnership assets have been distributed pursuant to this Section 10.2 and the certificate of limited partnership has been canceled in accordance with the Act. The General Partner (or, in the event there is no General
Partner, any Person elected by the Limited Partners) shall be responsible for overseeing the winding up and dissolution of the Partnership, shall take full account of the Partnership's liabilities and Property, shall cause the Partnership assets to be liquidated as promptly as is consistent with obtaining the fair value thereof, and shall cause the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed in the following order:

                First, to the payment and discharge of all of the Partnership's debts and liabilities to creditors; and

                The balance, if any, to the General Partners and the Limited Partner in accordance with their Capital Accounts, after giving effect to all contributions, distributions, and allocations for all periods.

           Notwithstanding the foregoing, in the event of a dissolution under the circumstances described in subclause (e) of Section 10.1, the assets of the Partnership shall not be sold, but shall be distributed in kind to the Partners.

                                ARTICLE XI

                            BOOKS AND REPORTS

               Books of Account and Records.

               Appropriate books of account and records shall be kept by the General Partners at the principal office the Partnership and each Partner shall at all times have access thereto. Such books of account and records shall include a Register of Partnership Interests to reflect the ownership, transfer, pledge or release of pledge of uncertificated securities.

                The books of account of the Partnership shall, at the election of the General Partners, be kept on a cash or accrual basis in accordance with sound accounting principles.

                               ARTICLE XII

                              MISCELLANEOUS

                Notices. Any notice, payment, demand, or communication required or permitted to be given by any provision of this Agreement shall be in writing and addressed as follows, provided that any Partner may change any of the following information by delivering notice of such change to the other party:

          If to the Limited Partner:

               SM Portfolio Limited Partnership
               233 Wilshire Boulevard, Suite 700
               Santa Monica, California  90401
               Telecopier No.:  (310) 395-2791

          If to the General Partners:


               If to Simco Acquisitions, Inc.:

               c/o Simon DeBartolo Group
               National City Center
               115 West Washington Street
               Indianapolis, Indiana  46204
               Telecopier No.:  (317) 685-7221

               If to Macerich Property EQ GP Corp.:

               233 Wilshire Boulevard, Suite 700
               Santa Monica, California 90401
               Telecopier No.:  (310) 395-2791

Any such notice shall be deemed to be delivered, given, and received for all purposes as of the date so delivered.

                Binding Effect. Except as otherwise provided in this Agreement, every covenant, term, and provision of this Agreement shall be binding upon and inure to the benefit of the Partners and their respective heirs, legatees, legal representatives, successors, transferees, and assigns.

                Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

                Governing Law. The laws of the State of Delaware shall govern the validity of this Agreement, the construction of its terms, and the interpretation of the rights and duties of the Partners.
                Counterpart Execution. This Agreement may be executed in any number of counterparts with the same effect as if all of the Partners had signed the same document. All counterparts shall be construed together and shall constitute one agreement.

   [The remainder of this page has been intentionally been left blank]



           IN WITNESS WHEREOF, the parties have entered into this Agreement of Limited Partnership as of the day first above written.

                                        General Partners

                                        Simco Acquisitions, Inc.


                                        By:
                                        Its:


                                        Macerich Property EQ GP Corp.


                                        By:
                                        Richard A. Bayer
                                        Its: General Counsel and Secretary



                                        Limited Partner

                                        SM Portfolio Limited Partnership

                                        By:  Macerich EQ GP Corp.,
                                             a Delaware corporation,
                                             its General Partner


                                        By:
                                        Richard A. Bayer
                                        Its: General Counsel and Secretary


                                        By:  SDG EQ Associates, Inc.,
                                        a Delaware corporation,
                                        its General Partner

                                        By:


                                        Its:


                                EXHIBIT A

                    AGREEMENT OF LIMITED PARTNERSHIP

                                   OF



                                Partners

Names                             Capital Contribution  Partnership Interest

SM Portfolio Limited Partnership           $ 990                        99%

SDG Property EQ Associates, Inc.           $   5                        .5%

Macerich Property EQ GP Corp.              $   5                        .5%


                               SCHEDULE 1

                           LIST OF PROPERTIES


1.   Eastland Mall
     Evansville, Indiana

2.   Empire East
     Sioux Falls, South Dakota

3.   Empire Mall
     Sioux Falls, South Dakota

4.   Granite Run Mall
     Media, Pennsylvania

5.   Lake Square Mall
     Leesburg, Florida

6.   Lindale Mall
     Cedar Rapids, Iowa

7.   Mesa Mall
     Grand Junction, Colorado

8.   NorthPark Mall
     Davenport, Iowa

9.   Rushmore Mall
     Rapid City, South Dakota

10.  Southern Hills Mall
     Sioux City, Iowa

11.  SouthPark Mall
     Moline, Illinois

12.  Southridge Mall
     Des Moines, Iowa

13.  Valley Mall
     Harrisonburg, Virginia


                               SCHEDULE 2

                       MACERICH MANAGED PROPERTIES


1.   Empire East
     Sioux Falls, South Dakota

2.   Empire Mall
     Sioux Falls, South Dakota

3.   Lindale Mall
     Cedar Rapids, Iowa

4.   Mesa Mall
     Grand Junction, Colorado

5.   Rushmore Mall
     Rapid City, South Dakota

6.   Southern Hills Mall
     Sioux City, Iowa

7.   Southridge Mall
     Des Moines, Iowa

                               SCHEDULE 3

                        SIMCO MANAGED PROPERTIES



1.   Eastland Mall
     Evansville, Indiana

2.   Granite Run Mall
     Media, Pennsylvania

3.   Lake Square Mall
     Leesburg, Florida

4.   NorthPark Mall
     Davenport, Iowa

5.   SouthPark Mall
     Moline, Illinois

6.   Valley Mall
     Harrisonburg, Virginia

























       (ii) Company Financial Statements. As soon as practicable, and in any event within ninety-five (95) days after the end of each Fiscal Year,
     (i) the Financial Statements of the Company and its Subsidiaries on Form 10-K as at the end of such Fiscal Year and a report setting forth in comparative form the corresponding figures from the consolidated Financial Statements of the Company and its Subsidiaries for the prior Fiscal Year;
     (ii) a report with respect thereto of Arthur Andersen & Co. or other independent certified public accountants acceptable to the Payment and Dis bursement Agent, which report shall be unqualified and shall state that such financial statements fairly present the consolidated and consoli dating financial position of each of the Company and its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the periods indicated in conformity with GAAP applied on a basis consistent with prior years (except for changes with which Arthur Andersen & Co. or any such other independent certified public accountants, if applicable, shall concur and which shall have been disclosed in the notes to the financial statements)(which report shall be subject to the confi dentiality limitations set forth herein); and (iii) in the event that the report referred to in clause (ii) above is qualified, a copy of the manage ment letter or any similar report delivered to the Company or to any offi cer or employee thereof by such independent certified public accountants in connection with such financial statements. The Payment and Disbursement Agent and each Lender (through the Payment and Disbursement Agent) may, with the consent of the Company (which consent shall not be unreasonably withheld), communicate directly with such accountants, with any such communication to occur together with a representative of the Company, at the expense of the Payment and Disbursement Agent (or the Lender requesting such communication), upon reasonable notice and at reasonable times during normal business hours.

        (iii) Annual Compliance Certificates. Together with each delivery of any annual report pursuant to clauses (i) and (ii) of this Section 8.2(b), the Borrower shall deliver Officer's Certificates of the Borrower and the Company (the "Annual Compliance Certificates" and, collectively with the Quarterly Compliance Certificates, the "Compliance Certificates"), signed by the Borrower's and the Company's respective Authorized Financial Officers, representing and certifying (1) that the officer signatory thereto has reviewed the terms of the Loan Documents, and has made, or caused to be made under his/her supervision, a review in reasonable detail of the transactions and consolidated and consolidating financial condition of the General Partners, the Borrower and its Subsid iaries, during the accounting period covered by such reports, that such review has not disclosed the existence during or at the end of such ac counting period, and that such officer does not have knowledge of the existence as at the date of such Officer's Certificate, of any condition or event which constitutes an Event of Default or Potential Event of De fault or mandatory prepayment event, or, if any such condition or event existed or exists, and specifying the nature and period of existence there of and what action the General Partners and/or the Borrower or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto; (2) the calculations (with such specificity as the Payment and Disbursement Agent may reasonably request) for the period then ended which demonstrate compliance with the covenants and financial ratios set forth in Articles IX and X and, when applicable, that no Event of Default de scribed in Section 11.1 exists, (3) a schedule of the Borrower's out standing Indebtedness including the amount, maturity, interest rate and amortization requirements, as well as such other information regarding such Indebtedness as may be reasonably requested by the Payment and Disbursement Agent, (4) a schedule of Combined EBITDA, (5) a schedule of Unencumbered Combined EBITDA, (6) calculations, in the form of Exhibit G attached hereto, evidencing compliance with each of the financial covenants set forth in Article X hereof, and (7) a schedule of the estimat ed taxable income of the Borrower for such fiscal year.

        (iv) Tenant Bankruptcy Reports. As soon as practicable, and in any event within ninety-five (95) days after the end of each Fiscal Year, the Borrower shall deliver a written report, in form reasonably satisfactory to the Payment and Disbursement Agent, of all bankruptcy proceedings filed by or against any tenant of any of the Projects, which tenant occupies 3% or more of the gross leasable area in the Projects in the aggregate. The Borrower shall deliver to the Payment and Disbursement Agent and the Lend ers, immediately upon the Borrower's learning thereof, of any bankruptcy proceedings filed by or against, or the cessation of business or opera tions of, any tenant of any of the Projects which tenant occupies 3% or more of the gross leasable area in the Projects in the aggregate.

        (v) Property Reports. When reasonably requested by the Payment and Disbursement Agent or any other Arranger or Co-Agent, a rent roll, tenant sales report and income statement with respect to any Project.

       8.3  Events of Default.  Promptly upon the Borrower obtaining knowledge
(a) of any condition or event which constitutes an Event of Default or Potential Event of Default, or becoming aware that any Lender or the Payment and Disbursement Agent has given any notice with respect to a claimed Event of Default or Potential Event of Default under this Agreement; (b) that any Person has given any notice to the Borrower or any Subsidiary of the Borrower or taken any other action with respect to a claimed default or event or condition of the type referred to in Section 11.1(e); or (c) or of any condition or event which has or is reasonably likely to have a Material Adverse Effect, the Borrower shall deliver to the Payment and Disbursement Agent and the Lenders an Officer's Certificate specifying (i) the nature and period of existence of any such claimed default, Event of Default, Potential Event of Default, condition or event, (ii) the notice given or action taken by such Person in connection therewith, and (iii) what action the Borrower has taken, is taking and proposes to take with respect thereto.

     8.4         Lawsuits.    Promptly upon the Borrower's obtaining knowledge
     of the institution of, or written threat of, any action, suit, proceeding, governmental investigation or arbitration against or affecting the Borrower or any of its Subsidiaries not previously disclosed pursuant to
     Section 7.1(i), which action, suit, proceeding, governmental investigation or arbitration exposes, or in the case of multiple actions, suits, proceedings, governmental investigations or arbitrations arising out of the same general allegations or circumstances which expose, in the Borrower's reasonable judgment, the Borrower or any of its Subsidiaries to liability in an amount aggregating $1,000,000 or more and is not covered by Borrower's insurance, the Borrower shall give written notice thereof to the Payment and Disbursement Agent and the Lenders and provide such other information as may be reasonably available to enable each Lender and the Payment and Disbursement Agent and its counsel to evaluate such matters;
     (ii) as soon as practicable and in any event within fifty (50) days after the end of each fiscal quarter of the Borrower, the Borrower shall provide a written quarterly report to the Payment and Disbursement Agent and the Lenders covering the institution of, or written threat of, any action, suit, proceeding, governmental investigation or arbitration (not previ ously reported) against or affecting the Borrower or any of its Subsid iaries or any Property of the Borrower or any of its Subsidiaries not previously disclosed by the Borrower to the Payment and Disbursement Agent and the Lenders, and shall provide such other information at such time as may be reasonably available to enable each Lender and the Payment and Disbursement Agent and its counsel to evaluate such matters; and (iii) in addition to the requirements set forth in clauses (i) and (ii) of this Sec tion 8.4, the Borrower upon request of the Payment and Disbursement Agent or the Requisite Lenders shall promptly give written notice of the status of any action, suit, proceeding, governmental investigation or arbitration covered by a report delivered pursuant to clause (i) or (ii) above and pro vide such other information as may be reasonably available to it to enable each Lender and the Payment and Disbursement Agent and its counsel to evaluate such matters.

     8.5 Insurance. As soon as practicable and in any event by January 1st of each calendar year, the Borrower shall deliver to the Payment and Disbursement Agent and the Lenders (i) a report in form and substance reasonably satisfactory to the Payment and Disbursement Agent and the Lenders outlining all insurance coverage maintained as of the date of such report by the Borrower and its Subsidiaries and the duration of such coverage and (ii) evidence that all premiums with respect to such coverage have been paid when due.

     8.6 ERISA Notices. The Borrower shall deliver or cause to be delivered to the Payment and Disbursement Agent and the Lenders, at the Borrower's expense, the following information and notices as soon as reasonably possible, and in any event:

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

     (b) within fifteen (15) Business Days after the Borrower knows or has reason to know that a prohibited transaction (defined in Sec tions 406 of ERISA and Section 4975 of the Internal Revenue Code) has occurred, a statement of the chief financial officer of the Borrower describing such transaction and the action which the Borrower or any ERISA Affiliate has taken, is taking or proposes to take with respect thereto;

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

     (f) within fifteen (15) Business Days after the occurrence any material increase in the benefits of any existing Benefit Plan or Multiemployer Plan or the establishment of any new Benefit Plan or the commencement of contributions to any Benefit Plan or Multiemployer Plan to which the Borrower or any ERISA Affiliate to which the Borrower or any ERISA Affiliate was not previously contrib uting, notification of such increase, establishment or commencement;

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

     (j) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate fails to make a required installment or any other re quired payment under Section 412 of the Internal Revenue Code on or before the due date for such installment or payment, a notification of such failure; and

     (k) within fifteen (15) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know (i) a Multiemployer Plan has been terminated, (ii) the administrator or plan sponsor of a Multiemployer Plan intends to terminate a Multiemployer Plan, or
     (iii) the PBGC has instituted or will institute proceedings under
     Section 4042 of ERISA to terminate a Multiemployer Plan, notification of such termination, intention to terminate, or institution of proceedings.

For purposes of this Section 8.6, the Borrower and any ERISA Affiliate shall be deemed to know all facts known by the "Administrator" of any Plan of which the Borrower or any ERISA Affiliate is the plan sponsor.

       8.7 Environmental Notices. The Borrower shall notify the Payment and Disbursement Agent and the Lenders in writing, promptly upon any representative of the Borrower or other employee of the Borrower responsible for the environ mental matters at any Property of the Borrower learning thereof, of any of the following (together with any material documents and correspondence received or sent in connection therewith):

          (a) notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant into the envi ronment, if such liability would result in a Material Adverse Effect;

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

          (d) notice of violation by the Borrower or any of its Subsid iaries of any Environmental, Health or Safety Requirement of Law;

          (e) any condition which might reasonably result in a violation by the Borrower or any Subsidiary of the Borrower of any Environmen tal, Health or Safety Requirement of Law, which violation would result in a Material Adverse Effect;

          (f) commencement or threat of any judicial or administrative proceeding alleging a violation by the Borrower or any of its Subsid iaries of any Environmental, Health or Safety Requirement of Law, which would result in a Material Adverse Effect;

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

          8.8 Labor Matters. The Borrower shall notify the Payment and Disbursement Agent and the Lenders in writing, promptly upon the Borrower's learning thereof, of any labor dispute to which the Borrower or any of its Subsidiaries may become a party (including, without limitation, any strikes, lockouts or other disputes relating to any Property of such Persons' and other facilities) which could result in a Material Adverse Effect.

          8.9 Notices of Asset Sales and/or Acquisitions. The Borrower shall deliver to the Payment and Disbursement Agent and the Lenders written notice of each of the following upon the occurrence thereof: (a) a sale, transfer or other disposition of assets, in a single transaction or series of related transactions, for consideration in excess of $50,000,000, (b) an acquisition of assets, in a single transaction or series of related transactions, for consider ation in excess of $50,000,000, and (c) the grant of a Lien with respect to assets, in a single transaction or series of related transactions, in connection with Indebtedness aggregating an amount in excess of $50,000,000.

          8.10 Tenant Notifications. The Borrower shall promptly notify the Payment and Disbursement Agent upon obtaining knowledge of the bankruptcy or cessation of operations of any tenant to which greater than 3% of the Borrower's share of consolidated minimum rent is attributable.

      8.11 Other Reports. The Borrower shall deliver or cause to be delivered to the Payment and Disbursement Agent and the other Lenders copies of all financial statements, reports, notices and other materials, if any, sent or made available generally by any General Partner and/or the Borrower to its re spective Securities holders or filed with the Commission, all press releases made available generally by any General Partner and/or the Borrower or any of its Subsidiaries to the public concerning material developments in the business of any General Partner, the Borrower or any such Subsidiary and all notifica tions received by the General Partners, the Borrower or its Subsidiaries pursuant to the Securities Exchange Act and the rules promulgated thereunder.

      8.12 Other Information. Promptly upon receiving a request therefor from the Payment and Disbursement Agent or any Arranger or Co-Agent, the Borrower shall prepare and deliver to the Payment and Disbursement Agent and the other Lenders such other information with respect to either General Partner, the Bor rower, or any of its Subsidiaries, as from time to time may be reasonably requested by the Payment and Disbursement Agent or any Arranger.


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

      9.1 Existence, Etc. The Borrower shall, and shall cause each of its Subsidiaries to, at all times maintain its corporate existence or existence as a limited partnership or joint venture, as applicable, and preserve and keep, or cause to be preserved and kept, in full force and effect its rights and franchises material to its businesses, except where the loss or termination of such rights and franchises is not likely to have a Material Adverse Effect.

      9.2 Powers; Conduct of Business. The Borrower shall remain qualified, and shall cause each of its Subsidiaries to qualify and remain qualified, to do business and maintain its good standing in each jurisdiction in which the nature of its business and the ownership of its Property requires it to be so qualified and in good standing.

      9.3 Compliance with Laws, Etc. The Borrower shall, and shall cause each of its Subsidiaries to, (a) comply with all Requirements of Law and all restrictive covenants affecting such Person or the business, Property, assets or operations of such Person, and (b) obtain and maintain as needed all Permits necessary for its operations (including, without limitation, the operation of the Projects) and maintain such Permits in good standing, except where noncompliance with either clause (a) or (b) above is not reasonably likely to have a Material Adverse Effect; provided, however, that the Borrower shall, and shall cause each of its Subsidiaries to, comply with all Environmental, Health or Safety Requirements of Law affecting such Person or the business, Property, assets or operations of such Person.

      9.4   Payment of Taxes and Claims.    The Borrower shall pay, and cause
each of its Subsidiaries to pay, (i) all taxes, assessments and other governmental charges imposed upon it or on any of its Property or assets or in respect of any of its franchises, licenses, receipts, sales, use, payroll, employment, business, income or Property before any penalty or interest accrues thereon, and (ii) all Claims (including, without limitation, claims for labor, services, materials and supplies) for sums which have become due and payable and which by law have or may become a Lien (other than a Lien permitted by Section 10.3 or a Customary Permitted Lien for property taxes and assessments not yet due upon any of the Borrower's or any of the Borrower's Subsidiaries' Property or assets, prior to the time when any penalty or fine shall be incurred with respect thereto; provided, however, that no such taxes, assess ments, fees and governmental charges referred to in clause (i) above or Claims referred to in clause (ii) above need be paid if being contested in good faith by appropriate proceedings diligently instituted and conducted and if such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor.

      9.5 Insurance. The Borrower shall maintain for itself and its Subsidiaries, or shall cause each of its Subsidiaries to maintain in full force and effect the insurance policies and programs listed on Schedule 7.1-U or sub stantially similar policies and programs or other policies and programs as are reasonably acceptable to the Payment and Disbursement Agent. All such policies and programs shall be maintained with insurers reasonably acceptable to the Payment and Disbursement Agent.

      9.6 Inspection of Property; Books and Records; Discussions. The Borrower shall permit, and cause each of its Subsidiaries to permit, any authorized representative(s) designated by either the Payment and Disbursement Agent or any Arranger, Co-Agent or other Lender to visit and inspect any of the Projects or inspect the MIS of the Borrower or any of its Subsidiaries which relates to the Projects, to examine, audit, check and make copies of their respective financial and accounting records, books, journals, orders, receipts and any correspondence and other data relating to their respective businesses or the transactions contemplated hereby (including, without limitation, in connection with environmental compliance, hazard or liability), and to discuss their affairs, finances and accounts with their officers and independent certi fied public accountants, all with a representative of the Borrower present, upon reasonable notice and at such reasonable times during normal business hours, as often as may be reasonably requested. Each such visitation and in spection shall be at such visitor's expense. The Borrower shall keep and main tain, and cause its Subsidiaries to keep and maintain, in all material respects on its MIS and otherwise proper books of record and account in which entries in conformity with GAAP shall be made of all dealings and transactions in relation to their respective businesses and activities.

      9.7 ERISA Compliance. The Borrower shall, and shall cause each of its Subsidiaries and ERISA Affiliates to, establish, maintain and operate all Plans to comply in all material respects with the provisions of ERISA, the Internal Revenue Code, all other applicable laws, and the regulations and interpreta tions thereunder and the respective requirements of the governing documents for such Plans.

      9.8 Maintenance of Property. The Borrower shall, and shall cause each of its Subsidiaries to, maintain in all material respects all of their respective owned and leased Property in good, safe and insurable condition and repair and in a businesslike manner, and not permit, commit or suffer any waste or abandonment of any such Property and from time to time shall make or cause to be made all material repairs, renewal and replacements thereof, including, without limitation, any capital improvements which may be required to maintain the same in a businesslike manner; provided, however, that such Property may be altered or renovated in the ordinary course of business of the Borrower or such applicable Subsidiary. Without any limitation on the foregoing, the Borrower shall maintain the Projects in a manner such that each Project can be used in the manner and substantially for the purposes such Project is used on the Closing Date, including, without limitation, maintaining all utilities, access rights, zoning and necessary Permits for such Project.

      9.9 Hedging Requirements. The Borrower shall maintain "Interest Rate Hedges" (as defined below) on a notional amount of Indebtedness of the Borrower and its Subsidiaries which, when added to the aggregate principal amount of Indebtedness of the Borrower and its Subsidiaries which bears interest at a fixed rate, equals or exceeds 75% of the aggregate principal amount of all Indebtedness of the Borrower and its Subsidiaries. "Interest Rate Hedges" shall mean interest rate exchange, collar, cap, swap, adjustable strike cap, adjustable strike corridor or similar agreements having terms, conditions and tenors reasonably acceptable to the Payment and Disbursement Agent entered into by the Borrower and/or its Subsidiaries in order to provide protection to, or minimize the impact upon, the Borrower and/or such Subsidiaries of increasing floating rates of interest applicable to Indebtedness.

      9.10 Company Status. The Company shall at all times (1) remain a publicly traded company listed on the New York Stock Exchange or other national stock exchange; (2) maintain its status as a REIT under the Internal Revenue Code, (3) retain direct or indirect management and control of the Borrower, and
(4) own, directly or indirectly, no less than ninety-nine percent (99%) of the equity Securities of SD (or any other General Partner of the Borrower).

      9.11 Ownership of Projects, Minority Holdings and Property. The owner ship of substantially all wholly-owned Projects, Minority Holdings and other Property of the Consolidated Businesses shall be held by the Borrower and its Subsidiaries and shall not be held directly by any General Partner.


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

       10.1 Indebtedness. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly create, incur, assume or otherwise become or remain directly or indirectly liable with respect to any Indebtedness, except Indebtedness which, when aggregated with Indebtedness of the General Partners, the Borrower or any of their respective Subsidiaries and Minority Holdings Indebtedness allocable in accordance with GAAP to the Borrower or any Sub sidiary of the Borrower as of the time of determination, would not exceed (i) sixty percent (60%) of Capitalization Value as of the date of incurrence, or
(ii) in the case of Secured Indebtedness of the Consolidated Businesses and the Borrower's proportionate share of Secured Indebtedness of its Minority Hold ings, fifty-five percent (55%) of the Capitalization Value. In addition, nei ther the Borrower nor any of its Subsidiaries shall incur, directly or indi rectly, Indebtedness for borrowed money from any of the General Partners, unless such Indebtedness is unsecured and expressly subordinated to the payment of the Obligations.

       10.2 Sales of Assets. Neither the Borrower nor any of its Subsidiaries shall sell, assign, transfer, lease, convey or otherwise dispose of any Property, whether now owned or hereafter acquired, or any income or profits therefrom, or enter into any agreement to do so which would result in a Material Adverse Effect.

       10.3 Liens. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly create, incur, assume or permit to exist any Lien on or with respect to any Property, except:

       (a) Liens with respect to Capital Leases of Equipment entered into in the ordinary course of business of the Borrower pursuant to which the aggregate Indebtedness under such Capital Leases does not exceed $100,000 for any Project;
       (b)   Liens securing permitted Secured Indebtedness; and

       (c)   Customary Permitted Liens.

      10.4 Investments. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly make or own any Investment except:

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

      (d) Investments received in connection with the bankruptcy or reorganization of suppliers and lessees and in settlement of delin quent obligations of, and other disputes with, lessees and suppliers arising in the ordinary course of business;

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

      10.5 Conduct of Business. Neither the Borrower nor any of its Subsidiaries shall engage in any business, enterprise or activity other than
(a) the businesses of acquiring, developing, re-developing and managing predom inantly retail and mixed use Projects and portfolios of like Projects and (b) any business or activities which are substantially similar, related or incidental thereto.

      10.6 Transactions with Partners and Affiliates. Neither the Borrower nor any of its Subsidiaries shall directly or indirectly enter into or permit to exist any transaction (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with any holder or holders of more than five percent (5%) of any class of equity Securi ties of the Borrower, or with any Affiliate of the Borrower which is not its Subsidiary, on terms that determined by the respective Boards of Directors of the General Partners to be less favorable to the Borrower or any of its Subsidiaries, as applicable, than those that might be obtained in an arm's length transaction at the time from Persons who are not such a holder or Affil iate. Nothing contained in this Section 10.6 shall prohibit (a) increases in compensation and benefits for officers and employees of the Borrower or any of its Subsidiaries which are customary in the industry or consistent with the past business practice of the Borrower or such Subsidiary, provided that no Event of Default or Potential Event of Default has occurred and is continuing;
(b) payment of customary partners' indemnities; or (c) performance of any obligations arising under the Loan Documents.

      10.7 Restriction on Fundamental Changes. Neither the Borrower nor any of its Subsidiaries shall enter into any merger or consolidation, or liquidate, wind-up or dissolve (or suffer any liquidation or dissolution), or convey, lease, sell, transfer or otherwise dispose of, in one transaction or series of transactions, all or substantially all of the Borrower's or any such Subsidiary's business or Property, whether now or hereafter acquired, except in connection with issuance, transfer, conversion or repurchase of limited partnership interests in Borrower. Notwithstanding the foregoing, (i) the Borrower shall be permitted to merge with another Person so long as the Borrower is the surviving Person following such merger, and (ii) the SDG Reorganization Transactions shall be permitted, subject to the terms of Article XIV hereof.
      10.8 Margin Regulations; Securities Laws. Neither the Borrower nor any of its Subsidiaries, shall use all or any portion of the proceeds of any credit extended under this Agreement to purchase or carry Margin Stock.

      10.9 ERISA. The Borrower shall not and shall not permit any of its Subsidiaries or ERISA Affiliates to:

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

      (c) fail to pay timely required contributions or annual install ments due with respect to any waived funding deficiency to any Benefit Plan;

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

      10.10 Organizational Documents. Neither the General Partners, the Bor rower nor any of its Subsidiaries shall amend, modify or otherwise change any of the terms or provisions in any of their respective Organizational Documents as in effect on the Closing Date, except amendments to effect (a) a change of name of the Borrower or any such Subsidiary, provided that the Borrower shall have provided the Payment and Disbursement Agent with sixty (60) days prior written notice of any such name change, or (b) changes that would not affect such Organizational Documents in any material manner not otherwise permitted under this Agreement.

      10.11 Fiscal Year. Neither the Company, the Borrower nor any of its Consolidated Subsidiaries shall change its Fiscal Year for accounting or tax purposes from a period consisting of the 12-month period ending on December 31 of each calendar year.

      10.12 Other Financial Covenants.

      (a) Minimum Combined Equity Value. The Combined Equity Value shall at no time be less than $2,400,000,000.

      (b) Consolidated Interest Coverage Ratio. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quar ters, the ratio of (i) Combined EBITDA to (ii) Combined Interest Expense shall not be less than 1.8 to 1.0.

      (c) Minimum Debt Service Coverage Ratio. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quar ters, the ratio of Combined EBITDA to Combined Debt Service shall not be less than 1.60 to 1.00.

      (d) Minimum Debt Yield. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio (ex pressed as a percentage) (the "Debt Yield") of (1) Combined EBITDA to (2) Total Adjusted Outstanding Indebtedness (less unrestricted Cash and Cash Equivalents of the Borrower) shall not be less than 13.5%.

      (e) Unencumbered Combined EBITDA to Total Unsecured Outstanding Indebtedness. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio (expressed as a percent age) (the "Unsecured Debt Yield") of (i) the Unencumbered Combined EBITDA to
(ii) Total Unsecured Outstanding Indebtedness (less unrestricted Cash and Cash Equivalents of the Borrower) shall not be less than 11%.

      (f) Unencumbered Combined EBITDA to Unsecured Interest Expense. As of the first day of each fiscal quarter for the immediately preceding consecutive four fiscal quarters, the ratio of (i) the Unencumbered Combined EBITDA to (ii) Unsecured Interest Expense shall not be less than 1.5 to 1.0.

      10.13 Pro Forma Adjustments. In connection with an acquisition of a Project, a Property, or a portfolio of Projects or Properties, by any of the Consolidated Businesses or any Minority Holding (whether such acquisition is direct or through the acquisition of a Person which owns such Property), the financial covenants contained in this Agreement shall be calculated as follows on a pro forma basis (with respect to the pro rata share of the Borrower in the case of an acquisition by a Minority Holding), which pro forma calculation shall be effective until the last day of the fourth fiscal quarter following such acquisition (or such earlier test period, as applicable), at which time actual performance shall be utilized for such calculations.

      (a) Annual EBITDA. Annual EBITDA for the acquired Property shall be deemed to be an amount equal to (i) the net purchase price of the acquired Property (or the Borrower's pro rata share of such net purchase price in the event of an acquisition by a Minority Holding) for the first fiscal quarter following such acquisition, multiplied by 8.25% and (ii) for the succeeding three fiscal quarters, Annual EBITDA shall be deemed the greater of (A) the net purchase price multiplied by 8.25%, or (B) the actual EBITDA from such acquired Property during the period following Borrower's (direct or indirect) acquisi tion, computed on an annualized basis, provided that such annualized EBITDA shall in no event exceed the final product obtained after multiplying (1) the net purchase price by (2) 1.1, and then by (3) 8.25%.

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

      (d) Secured Indebtedness. Any Indebtedness secured by a Lien in curred and/or assumed in connection with such acquisition of a Property shall be added to the calculation of Secured Indebtedness.

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

      (g) Total Unsecured Outstanding Indebtedness. Any Indebtedness which is not secured by a Lien and which is incurred and/or assumed in connec tion with such acquisition shall be added to the calculation of Total Unsecured Outstanding Indebtedness.

      (h)  Unsecured Interest Expense.   If any unsecured Indebtedness is
incurred or assumed in connection with such acquisition, then the amount of interest expense to be incurred on such Indebtedness during the period following such acquisition, computed on an annualized basis during the applicable period, shall be added to the calculation of Unsecured Interest Expense.

      (i) Debt Yield and Unencumbered Debt Yield. For purposes of calculating Debt Yield and Unencumbered Debt Yield only, non-recourse Indebtedness and completion guarantees incurred for the construction of new Projects shall, until such time as the interest expense associated with such financing need no longer be capitalized in accordance with GAAP, be excluded from the calculation of Total Adjusted Outstanding Indebtedness (provided that recourse Indebtedness and repayment guarantees shall be included in such calcu lation).

                                 ARTICLE XI
                    EVENTS OF DEFAULT; RIGHTS AND REMEDIES

       11.1 Events of Default. Each of the following occurrences shall constitute an Event of Default under this Agreement:

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

       (c) Breach of Representation or Warranty. Any representation or warranty made by the Borrower to the Payment and Disbursement Agent, any Arranger or any other Lender herein or by the Borrower or any of its Subsid iaries in any of the other Loan Documents or in any statement or certificate at any time given by any such Person pursuant to any of the Loan Documents shall be false or misleading in any material respect on the date as of which made.

       (d) Other Defaults. Except as set forth in the next sentence, the Borrower shall default in the performance of or compliance with any term contained in this Agreement (other than as identified in paragraphs (a), (b) or (c) of this Section 11.1), or any default or event of default shall occur under 2any of the other Loan Documents, and such default or event of default shall con tinue for twenty (20) days after receipt of written notice from the Payment and Disbursement Agent thereof. With respect to any failure in the performance of or compliance with the terms of Section 9.9, such failure or noncompliance shall not constitute an Event of Default so long as the Borrower cures such failure or noncompliance within one hundred eighty (180) days after the receipt of written notice from the Payment and Disbursement Agent thereof.

       (e) Acceleration of Other Indebtedness. Any breach, default or event of default shall occur, or any other condition shall exist under any instrument, agreement or indenture pertaining to any recourse Indebtedness (other than the Obligations) of the Borrower or its Subsidiaries aggregating $30,000,000 or more, and the effect thereof is to cause an acceleration, mandatory redemption or other required repurchase of such Indebtedness, or permit the holder(s) of such Indebtedness to accelerate the maturity of any such Indebtedness or require a redemption or other repurchase of such Indebt edness; or any such Indebtedness shall be otherwise declared to be due and payable (by acceleration or otherwise) or required to be prepaid, redeemed or otherwise repurchased by the Borrower or any of its Subsidiaries (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof.

       (f)  Involuntary Bankruptcy; Appointment of Receiver, Etc.

              (i) An involuntary case shall be commenced against any General Partner, the Borrower, or any of its Subsidiaries to which $150,000,000 or more of the Combined Equity Value is attributable, and the petition shall not be dismissed, stayed, bonded or discharged within sixty (60) days after commencement of the case; or a court having jurisdiction in the premises shall enter a decree or order for relief in respect of any Gener al Partner, the Borrower or any of its Subsidiaries in an involuntary case, under any applicable bankruptcy, insolvency or other similar law now or hereinafter in effect; or any other similar relief shall be granted under any applicable federal, state, local or foreign law; or the respective board of directors of any General Partner or Limited Partners of the Borrower or the board of directors or partners of any of the Borrower's Subsidiaries (or any committee thereof) adopts any resolution or otherwise authorizes any action to approve any of the foregoing.

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

           (g) Voluntary Bankruptcy; Appointment of Receiver, Etc. Any of the General Partners, the Borrower, or any of its Subsidiaries to which $150,000,000 or more of the Combined Equity Value is attributable, shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law, or shall consent to the appoint ment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its Property; or any of the General Partners, the Borrower or any of such Subsidiaries shall make any assignment for the benefit of creditors or shall be unable or fail, or admit in writing its inability, to pay its debts as such debts become due.

           (h) Judgments and Unpermitted Liens.

           (i) Any money judgment (other than a money judgment covered by insurance as to which the insurance company has acknowledged coverage), writ or warrant of attachment, or similar process against the Borrower or any of its Subsidiaries or any of their respective assets involving in any case an amount in excess of $15,000,000 (other than with respect to Claims arising out of non-recourse Indebtedness) is entered and shall remain undischarged, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; provided, however, if any such judgment, writ or warrant of attachment or similar process is in excess of $30,000,000 (other than with respect to Claims arising out of non-recourse Indebted ness), the entry thereof shall immediately constitute an Event of Default hereunder.

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

     SD shall fail to (i) continue as the managing general partner of SDGLP,
(ii) remain a Subsidiary of the Company, (iii) comply with all Requirements of Law applicable to it and its businesses and Properties, in each case where the failure to so comply individually or in the aggregate will have or is reasonably likely to have a Material Adverse Effect, or (iv) file all tax re turns and reports required to be filed by it with any Governmental Authority as and when required to be filed or to pay any taxes, assessments, fees or other governmental charges upon it or its Property, assets, receipts, sales, use, payroll, employment, licenses, income, or franchises which are shown in such returns, reports or similar statements to be due and payable as and when due and payable, except for taxes, assessments, fees and other governmental charges
(A) that are being contested by the Company in good faith by an appropriate proceeding diligently pursued, (B) for which adequate reserves have been made on its books and records, and (C) the amounts the non-payment of which would not, individually or in the aggregate, result in a Material Adverse Effect.

        (o) Merger or Liquidation of the General Partners or the Borrower. Except pursuant to the SDG Reorganization Transactions, any General Partner shall merge or liquidate with or into any other Person and, as a result thereof and after giving effect thereto, (i) such General Partner is not the surviving Person or (ii) such merger or liquidation would effect an acquisition of or Investment in any Person not otherwise permitted under the terms of this Agreement. Except pursuant to the SDG Reorganization Transactions, the Borrow er shall merge or liquidate with or into any other Person and, as a result thereof and after giving effect thereto, (i) the Borrower is not the surviving Person or (ii) such merger or liquidation would effect an acquisition of or Investment in any Person not otherwise permitted under the terms of this Agreement.

An Event of Default shall be deemed "continuing" until cured or waived in writing in accordance with Section 15.7.

     11.2    Rights and Remedies.

               Acceleration and Termination. Upon the occurrence of any Event of Default described in Sections 11.1(f) or 11.1(g), the Revolving Credit Commitments shall automatically and immediately terminate and the unpaid principal amount of, and any and all accrued interest on, the Obligations and all accrued fees shall automatically become immediately due and payable, without presentment, demand, or protest or other requirements of any kind (in cluding, without limitation, valuation and appraisement, diligence, pre sentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Borrower; and upon the occurrence and during the continuance of any other Event of Default, the Payment and Disbursement Agent shall at the request, or may with the consent, of the Requisite Lenders, by written notice to the Borrower, (i) declare that the Revolving Credit Commitments are terminated, whereupon the Revolving Credit Commitments and the obligation of each Lender to make any Loan hereunder and of each Lender to issue or participate in any Letter of Credit not then issued shall immediately terminate, and/or (ii) declare the unpaid principal amount of and any and all accrued and unpaid interest on the Obligations to be, and the same shall thereupon be, immediately due and payable, without presentment, demand, or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Borrower.

     (b) Rescission. If at any time after termination of the Revolving Credit Commitments and/or acceleration of the maturity of the Loans, the Borrower shall pay all arrears of interest and all payments on account of prin cipal of the Loans and Reimbursement Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Potential Events of Default (other than nonpayment of principal of and accrued interest on the Loans due and payable solely by virtue of acceleration) shall be remedied or waived pursuant to Section 15.7, then upon the written consent of the Requisite Lenders and written notice to the Borrower, the termination of the Revolving Credit Commit ments and/or the acceleration and their consequences may be rescinded and annulled; but such action shall not affect any subsequent Event of Default or Potential Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind the Lenders to a decision which may be made at the election of the Requisite Lenders; they are not intended to benefit the Borrower and do not give the Borrower the right to require the Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are met.

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


                                  ARTICLE XII
                                  THE AGENTS

       12.1 Appointment.    Each Lender hereby designates and appoints UBS as
the Payment and Disbursement Agent, the Arrangers as the Arrangers and the Co-Agents as the Co-Agents of such Lender under this Agreement, and each Lender hereby irrevocably authorizes Payment and Disbursement Agent, the Arrangers and the Co-Agents to take such actions on its behalf under the provisions of this Agreement and the Loan Documents and to exercise such powers as are set forth herein or therein together with such other powers as are reasonably incidental thereto. The Payment and Disbursement Agent, the Arrangers and the Co-Agents each agrees to act as such on the express conditions contained in this Article XII.

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

     12.2 Nature of Duties. The Payment and Disbursement Agent, the Arrangers and the Co-Agents shall not have any duties or responsibilities except those expressly set forth in this Agreement or in the Loan Documents. The duties of the Payment and Disbursement Agent, the Arrangers and the Co-Agents shall be mechanical and administrative in nature. None of the Payment and Disbursement Agent, any Arranger or any Co-Agent shall have by reason of this Agreement a fiduciary relationship in respect of any Holder. Nothing in this Agreement or any of the Loan Documents, expressed or implied, is intended to or shall be construed to impose upon the Payment and Disbursement Agent or any Arranger or Co-Agent any obligations in respect of this Agreement or any of the Loan Documents except as expressly set forth herein or therein. The Payment and Disbursement Agent and each Arranger and Co-Agent each hereby agrees that its duties shall include providing copies of documents received by such Agent from the Borrower which are reasonably requested by any Lender and promptly notifying each Lender upon its obtaining actual knowledge of the occur rence of any Event of Default hereunder.

     12.3 Right to Request Instructions. The Payment and Disbursement Agent and each Arranger and Co-Agent may at any time request instructions from the Lenders with respect to any actions or approvals which by the terms of any of the Loan Documents such Agent is permitted or required to take or to grant, and such Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any Person for refraining from any action or withholding any approval under any of the Loan Documents until it shall have received such instructions from those Lenders from whom such Agent is required to obtain such instructions for the pertinent matter in accordance with the Loan Documents. Without limiting the generality of the foregoing, such Agent shall take any action, or refrain from taking any action, which is permitted by the terms of the Loan Documents upon receipt of instructions from those Lenders from whom such Agent is required to obtain such instructions for the pertinent matter in accordance with the Loan Documents, provided, that no Holder shall have any right of action whatsoever against the Payment and Disbursement Agent or any Arranger or Co-Agent as a result of such Agent acting or refraining from acting under the Loan Documents in accordance with the instructions of the Requisite Lenders or, where required by the express terms of this Agreement, a greater proportion of the Lenders.

     12.4 Reliance. The Payment and Disbursement Agent and each Arranger and Co-Agent shall each be entitled to rely upon any written notices, statements, certificates, orders or other documents or any telephone message believed by it in good faith to be genuine and correct and to have been signed, sent or made by the proper Person, and with respect to all matters pertaining to this Agree ment or any of the Loan Documents and its duties hereunder or thereunder, upon advice of legal counsel (including counsel for the Borrower), independent public accountants and other experts selected by it.

     12.5 Indemnification. To the extent that the Payment and Disbursement Agent or any Arranger or Co-Agent is not reimbursed and indemnified by the Bor rower, the Lenders will reimburse and indemnify such Agent for and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, and reasonable costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against it in any way relating to or arising out of the Loan Documents or any action taken or omitted by such Agent under the Loan Documents, in proportion to each Lender's Pro Rata Share. Such Agent agrees to refund to the Lenders any of the foregoing amounts paid to it by the Lenders which amounts are subsequently recovered by such Agent from the Borrower or any other Person on behalf of the Borrower. The obligations of the Lenders under this Section 12.5 shall survive the payment in full of the Loans, the Reimbursement Obligations and all other Obligations and the termination of this Agreement.

     12.6 Agents Individually. With respect to their respective Pro Rata Share of the Revolving Credit Commitments hereunder, if any, and the Loans made by them, if any, the Payment and Disbursement Agent, the Arrangers and the Co-Agents shall have and may exercise the same rights and powers hereunder and is subject to the same obligations and liabilities as and to the extent set forth herein for any other Lender. The terms "Lenders" or "Requisite Lenders" or any similar terms shall, unless the context clearly otherwise indicates, include UBS, each Arranger and each other Co-Agent in its respective individual capac ity as a Lender or as one of the Requisite Lenders. UBS and each other Arranger and Co-Agent and each of their respective Affiliates may accept depos its from, lend money to, and generally engage in any kind of banking, trust or other business with the Borrower or any of its Subsidiaries as if UBS were not acting as the Payment and Disbursement Agent and the other Arrangers and Co-Agents were not acting as Arrangers and Co-Agents pursuant hereto.

     12.7   Successor Agents.
           (a) Resignation and Removal. Any Agent may resign from the perfor mance of all its functions and duties hereunder at any time by giving at least thirty (30) Business Days' prior written notice to the Borrower and the other Lenders, unless applicable law requires a shorter notice period or that there be no notice period, in which instance such applicable law shall control. Any Agent may be removed (i) at the direction of Lenders whose Pro Rata Shares, in the aggregate, are greater than fifty percent (50%), in the event the Agent is not also a Lender having a Revolving Credit Commitment of at least $20,000,000 or six percent (6%) of the Revolving Credit Commitments of all of the Lenders or (ii) at the direction of the Requisite Lenders, in the event such Agent fails to perform its duties hereunder in any material respect. Such resigna tion or removal shall take effect upon the acceptance by a successor Agent of appointment pursuant to this Section 12.7.

           (b) Appointment by Requisite Lenders. Upon any such resignation or removal becoming effective, (i) if a Arranger or Co-Agent shall then be acting with respect to this Agreement, such Arranger or Co-Agent shall become the Payment and Disbursement Agent or (ii) if no Arranger or Co-Agent shall then be acting with respect to this Agreement, the Lenders shall have the right to appoint a successor Payment and Disbursement Agent selected from among the Lend ers.

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

           (d) Rights of the Successor and Retiring Agents. Upon the acceptance of any appointment as Payment and Disbursement Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obliga tions under this Agreement. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article XII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was the Agent under this Agreement.

     12.8 Relations Among the Lenders. Each Lender agrees that it will not take any legal action, nor institute any actions or proceedings, against the Borrower or any other obligor hereunder with respect to any of the Obligations, without the prior written consent of the Lenders. Without limiting the gener ality of the foregoing, no Lender may accelerate or otherwise enforce its portion of the Obligations, or unilaterally terminate its Revolving Credit Com mitment except in accordance with Section 11.2(a).


                                 ARTICLE XIII
                               YIELD PROTECTION

        13.1  Taxes.

          (a) Payment of Taxes. Any and all payments by the Borrower hereunder or under any Note or other document evidencing any Obligations shall be made, in accordance with Section 4.2, free and clear of and without reduction for any and all present or future taxes, levies, imposts, deductions, charges, withholdings, and all stamp or documentary taxes, excise taxes, ad valorem taxes and other taxes imposed on the value of the Property, charges or levies which arise from the execution, delivery or registration, or from payment or performance under, or otherwise with respect to, any of the Loan Documents or the Revolving Credit Commitments and all other liabilities with respect thereto excluding, in the case of each Lender, taxes imposed on or mea sured by net income or overall gross receipts and capital and franchise taxes imposed on it by (i) the United States, (ii) the Governmental Authority of the jurisdiction in which such Lender's Applicable Lending Office is located or any political subdivision thereof or (iii) the Governmental Authority in which such Person is organized, managed and controlled or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges and withholdings being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to withhold or deduct any Taxes from or in respect of any sum payable hereunder or under any such Note or document to any Lender, (x) the sum payable to such Lender shall be increased as may be necessary so that after making all required withholding or deductions (including withholding or deduc tions applicable to additional sums payable under this Section 13.1) such Lend er receives an amount equal to the sum it would have received had no such withholding or deductions been made, (y) the Borrower shall make such withhold ing or deductions, and (z) the Borrower shall pay the full amount withheld or deducted to the relevant taxation authority or other authority in accordance with applicable law.

            (b) Indemnification. The Borrower will indemnify each Lender against, and reimburse each on demand for, the full amount of all Taxes (includ ing, without limitation, any Taxes imposed by any Governmental Authority on amounts payable under this Section 13.1 and any additional income or franchise taxes resulting therefrom) incurred or paid by such Lender or any of their re spective Affiliates and any liability (including penalties, interest, and out-of-pocket expenses paid to third parties) arising therefrom or with respect thereto, whether or not such Taxes were lawfully payable. A certificate as to any additional amount payable to any Person under this Section 13.1 submitted by it to the Borrower shall, absent manifest error, be final, conclusive and binding upon all parties hereto. Each Lender agrees, within a reasonable time after receiving a written request from the Borrower, to provide the Borrower and the Payment and Disbursement Agent with such certificates as are reasonably required, and take such other actions as are reasonably necessary to claim such exemptions as such Lender may be entitled to claim in respect of all or a portion of any Taxes which are otherwise required to be paid or deducted or withheld pursuant to this Section 13.1 in respect of any payments under this Agreement or under the Notes.

         (c) Receipts. Within thirty (30) days after the date of any payment of Taxes by the Borrower, it will furnish to the Payment and Disbursement Agent, at its address referred to in Section 15.8, the original or a certified copy of a receipt evidencing payment thereof.

           (d)   Foreign Bank Certifications.    Each Lender that is not
     created or organized under the laws of the United States or a political subdivision thereof shall deliver to the Borrower and the Payment and Disbursement Agent on the Closing Date or the date on which such Lender becomes a Lender pursuant to Section 15.1 hereof a true and accurate certificate executed in duplicate by a duly authorized officer of such Lender to the effect that such Lender is eligible to receive payments here under and under the Notes without deduction or withholding of United States federal income tax (I) under the provisions of an applicable tax treaty concluded by the United States (in which case the certificate shall be accompanied by two duly completed copies of IRS Form 1001 (or any successor or substitute form or forms)) or (II) under Sections 1442(c)(1) and 1442(a) of the Internal Revenue Code (in which case the certificate shall be accompanied by two duly completed copies of IRS Form 4224 (or any successor or substitute form or forms)).

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

           (B) that such Lender cannot continue to receive payments here under and under the Notes without deduction or withholding of United States federal income tax as specified therein but does not require additional payments pursuant to Section 13.1(a) because it is enti tled to recover the full amount of any such deduction or withholding from a source other than the Borrower; or

           (c) that such Lender is no longer capable of receiving payments hereunder and under the Notes without deduction or withholding of United States federal income tax as specified therein and that it is not capable of recovering the full amount of the same from a source other than the Borrower.

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

     13.2 Increased Capital. If after the date hereof any Lender determines that (i) the adoption or implementation of or any change in or in the inter pretation or administration of any law or regulation or any guideline or request from any central bank or other Governmental Authority or quasi-governmental authority exercising jurisdiction, power or control over any Lender or banks or financial institutions generally (whether or not having the force of law), compliance with which affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and (ii) the amount of such capital is increased by or based upon (A) the making or maintenance by any Lender of its Loans, any Lender's participation in or obligation to participate in the Loans, Letters of Credit or other advances made hereunder or the existence of any Lender's obliga tion to make Loans or (B) the issuance or maintenance by any Lender of, or the existence of any Lender's obligation to issue, Letters of Credit, then, in any such case, upon written demand by such Lender (with a copy of such demand to the Payment and Disbursement Agent), the Borrower shall immediately pay to the Payment and Disbursement Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation therefor. Such demand shall be accompanied by a statement as to the amount of such compensation and include a brief summary of the basis for such demand. Such statement shall be conclusive and binding for all purposes, absent manifest error.

      13.3 Changes; Legal Restrictions. If after the date hereof any Lender determines that the adoption or implementation of or any change in or in the interpretation or administration of any law or regulation or any guideline or request from any central bank or other Governmental Authority or quasi-governmental authority exercising jurisdiction, power or control over any Lend er, or over banks or financial institutions generally (whether or not having the force of law), compliance with which:

        (a) does or will subject a Lender (or its Applicable Lending Office or Eurodollar Affiliate) to charges (other than taxes) of any kind which such Lender reasonably determines to be applicable to the Revolving Credit Commitments of the Lenders to make Eurodollar Rate Loans or IBOR Rate Loans or issue and/or participate in Letters of Credit or change the basis of taxation of payments to that Lender of principal, fees, interest, or any other amount payable hereunder with respect to Eurodollar Rate Loans, IBOR Rate Loans, Letters of Credit or Money Market Loans; or

        (b) does or will impose, modify, or hold applicable, in the determination of a Lender, any reserve (other than reserves taken into account in calculating the Eurodollar Rate), special deposit, compulsory loan, FDIC insurance or similar requirement against assets held by, or deposits or other liabilities (including those pertaining to Letters of Credit) in or for the account of, advances or loans by, commitments made, or other credit extended by, or any other acquisi tion of funds by, a Lender or any Applicable Lending Office or Euro dollar Affiliate of that Lender;

and the result of any of the foregoing is to increase the cost to that Lender of making, renewing or maintaining the Loans or its Revolving Credit Commitment or issuing or participating in the Letters of Credit or to reduce any amount receivable thereunder; then, in any such case, upon written demand by such Lender (with a copy of such demand to the Payment and Disbursement Agent), the Borrower shall immediately pay to the Payment and Disbursement Agent for the account of such Lender, from time to time as specified by such Lender, such amount or amounts as may be necessary to compensate such Lender or its Euro dollar Affiliate for any such additional cost incurred or reduced amount received. Such demand shall be accompanied by a statement as to the amount of such compensation and include a brief summary of the basis for such demand. Such statement shall be conclusive and binding for all purposes, absent manifest error.

     13.4 Replacement of Certain Lenders. In the event a Lender (a "Designee Lender") shall have requested additional compensation from the Borrower under
Section 13.2 or under Section 13.3, the Borrower may, at its sole election, (a) make written demand on such Designee Lender (with a copy to the Payment and Disbursement Agent) for the Designee Lender to assign, and such Designee Lender shall assign pursuant to one or more duly executed Assignment and Acceptances to one or more Eligible Assignees which the Borrower or the Payment and Disbursement Agent shall have identified for such purpose, all of such Designee Lender's right and obligations under this Agreement and the Notes (including, without limitation, its Revolving Credit Commitment, all Loans owing to it, and all of its participation interests in Letters of Credit) in accordance with Sec tion 15.1 or (b) repay all Loans owing to the Designee Lender together with interest accrued with respect thereto to the date of such repayment and all fees and other charges accrued or payable under the terms of this Agreement for the benefit of the Designee Lender to the date of such repayment and remit to the Payment and Disbursement Agent to be held as cash collateral an amount equal to the participation interest of the Designee Lender in Letters of Credit. Any such repayment and remittance shall be for the sole credit of the Designee Lender and not for any other Lender. Upon delivery of such repayment and remittance in immediately available funds as aforesaid, the Designee Lender shall cease to be a Lender under this Agreement. All expenses incurred by the Payment and Disbursement Agent in connection with the foregoing shall be for the sole account of the Borrower and shall constitute Obligations hereunder. In no event shall Borrower's election under the provisions of this Section 13.4 affect its obligation to pay the additional compensation required under either
Section 13.2 or Section 13.3.


                                  ARTICLE XIV
                      THE SDG REORGANIZATION TRANSACTIONS

     14.1 The SDG Reorganization Transactions. The Company has informed the Lenders that it has merged (the "Merger") a newly-formed Subsidiary with and into SD Property Group, Inc. (formerly DeBartolo Realty Corporation) ("SD"), in order, over time, to effect a consolidation of the operations of the Company and SD and their respective subsidiaries. It is anticipated that, pursuant to the other SDG Reorganization Transactions, future business of the combined companies will be conducted by SDGLP, however, for some period of time fol lowing the consummation of the Merger, business shall be conducted both by SPGLP and by SDGLP. The Borrower and the Company have requested that the Lenders consent to the Merger and to the other SDG Reorganization Transactions, and the Lenders have agreed to consent thereto.

    14.2 Release of Simon Property Group, L.P. In the event that, after the Closing Date, the Company elects to conduct all of its business through SDGLP, and SPGLP conducts no business and has no remaining assets or Subsidiaries, then:

            (a) the Borrower shall deliver to the Payment and Disbursement Agent Officer's Certificates of the Borrower and the General Partners, signed by the Borrower's and the General Partners' respective chief executive officers, finan cial officers, treasurers or other qualified officer acceptable to the Payment and Disbursement Agent, representing and certifying (1) that the officer signatory thereto has reviewed the terms of the Loan Documents, and has made, or caused to be made under his/her supervision, a review in reasonable detail of the transactions and consolidated and consolidating financial condition of the General Partners, the Borrower and its Subsidiaries, during the period cov ered by such reports, that such review has not disclosed the existence during or at the end of such period, and that such officer does not have knowledge of the existence as at the date of such Officer's Certificate, of any condition or event which constitutes an Event of Default or Potential Event of Default or mandatory prepayment event, or, if any such condition or event existed or ex ists, and specifying the nature and period of existence thereof and what action the General Partners and/or the Borrower or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto; (2) calculations, in the form of Exhibit G attached hereto, evidencing compliance with each of the finan cial covenants set forth in Article X hereof for SDGLP, exclusive of SPGLP, and
(3) that the Company is conducting all of its business and operations through SDGLP and its Subsidiaries and that SPGLP conducts no business or operations and has no remaining assets or Subsidiaries; and

         (b) upon the Payment and Disbursement Agent's receipt and approval of such Officer's Certificates, SPGLP shall be released from its obligations hereunder and the Payment and Disbursement Agent shall execute and deliver on behalf of the Lenders, at the sole cost and expense of the Borrower, such instruments as are necessary to evidence such release of SPGLP.


                                  ARTICLE XV
                                 MISCELLANEOUS

       15.1   Assignments and Participations.

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

            (b) Limitations on Assignments. For so long as no Event of Default has occurred and is continuing, each assignment shall be subject to the follow ing conditions: (i) each assignment shall be of a constant, and not a varying, ratable percentage of all of the assigning Lender's rights and obligations under this Agreement and, in the case of a partial assignment, shall be in a minimum principal amount of $15,000,000, (ii) each such assignment shall be to an Eligible Assignee, (iii) the parties to each such assignment shall execute and deliver to the Payment and Disbursement Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, (iv) each Arranger shall maintain a minimum Revolving Credit Commitment in an amount greater than the Revolving Credit Commitment of any other Lender (other than the other Arrangers) or an amount sufficient to maintain such Arranger's Pro Rata Share as of the Closing Date, whichever is less, and (v) each Co-Agent shall maintain a minimum Revolving Credit Commitment in an amount greater than the Revolving Credit Commitment of any other Lender (other than the other Co-Agents and the Arrangers) or an amount sufficient to maintain such Co-Agent's Pro Rata Share as of the Closing Date, whichever is less. Upon the occurrence and continuance of an Event of Default, none of the foregoing restrictions on assignments shall apply. Upon such execution, delivery, acceptance and recording in the Regis ter, from and after the effective date specified in each Assignment and Accep tance and agreed to by the Payment and Disbursement Agent, (A) the assignee thereunder shall, in addition to any rights and obligations hereunder held by it immediately prior to such effective date, if any, have the rights and obliga tions hereunder that have been assigned to it pursuant to such Assignment and Acceptance and shall, to the fullest extent permitted by law, have the same rights and benefits hereunder as if it were an original Lender hereunder, (B) the assigning Lender shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of such assigning Lender's rights and obligations under this Agreement, the assigning Lender shall cease to be a party hereto) and (C) the Borrower shall execute and deliver to the assignee thereunder a Note evidencing its obligations to such assignee with respect to the Loans.

           (c) The Register. The Payment and Disbursement Agent shall maintain at its address referred to in Section 15.8 a copy of each Assignment and Acceptance delivered to and accepted by it and a register (the "Register") for the recordation of the names and addresses of the Lenders, the Revolving Credit Commitment of, and the principal amount of the Loans under the Revolving Credit Commitments owing to, each Lender from time to time and whether such Lender is an original Lender or the assignee of another Lender pursuant to an Assignment and Acceptance. The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower and each of its Sub sidiaries, the Payment and Disbursement Agent and the other Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

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

           (e) Participations. Each Lender may sell participations to one or more other financial institutions in or to all or a portion of its rights and obligations under and in respect of any and all facilities under this Agreement (including, without limitation, all or a portion of any or all of its Revolving Credit Commitment hereunder and the Committed Loans owing to it and its undivided interest in the Letters of Credit); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Revolving Credit Commitment hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the Borrower, the Payment and Disbursement Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement,
(iv) each participation shall be in a minimum amount of $10,000,000, and (v) such participant's rights to agree or to restrict such Lender's ability to agree to the modification, waiver or release of any of the terms of the Loan Documents, to consent to any action or failure to act by any party to any of the Loan Documents or any of their respective Affiliates, or to exercise or re frain from exercising any powers or rights which any Lender may have under or in respect of the Loan Documents, shall be limited to the right to consent to
(A) increase in the Revolving Credit Commitment of the Lender from whom such participant purchased a participation, (B) reduction of the principal of, or rate or amount of interest on the Loans subject to such participation (other than by the payment or prepayment thereof), (C) postponement of any date fixed for any payment of principal of, or interest on, the Loan(s) subject to such participation and (D) release of any guarantor of the Obligations. Participations by a Person in a Money Market Loan of any Lender shall not be deemed "participations" for purposes of this Section 15.1(e) and shall not be subject to the restrictions on "participations" contained herein.

       (f) Any Lender (each, a "Designating Lender") may at any time designate one Designated Bank to fund Money Market Loans on behalf of such Designating Lender subject to the terms of this Section 15.1(f) and the provisions in Sec tion 15.1 (b) and (e) shall not apply to such designation. No Lender may desig nate more than one (1) Designated Bank. The parties to each such designation shall execute and deliver to the Payment and Disbursement Agent for its accep tance a Designation Agreement. Upon such receipt of an appropriately completed Designation Agreement executed by a Designating Lender and a designee representing that it is a Designated Bank, the Payment and Disbursement Agent will accept such Designation Agreement and will give prompt notice thereof to the Borrower, whereupon, (i) the Borrower shall execute and deliver to the Designating Bank a Designated Bank Note payable to the order of the Designated Bank, (ii) from and after the effective date specified in the Designation Agree ment, the Designated Bank shall become a party to this Agreement with a right to make Money Market Loans on behalf of its Designating Lender pursuant to Sec tion 2.2 after the Borrower has accepted a Money Market Loan (or portion there of) of the Designating Lender, and (iii) the Designated Bank shall not be re quired to make payments with respect to any obligations in this Agreement except to the extent of excess cash flow of such Designated Bank which is not otherwise required to repay obligations of such Designated Bank which are then due and payable; provided, however, that regardless of such designation and assumption by the Designated Bank, the Designating Lender shall be and remain obligated to the Borrower, the Arrangers, the Co-Agents and the other Lenders for each and every of the obligations of the Designating Lender and its related Designated Bank with respect to this Agreement, including, without limitation, any indemnification obligations under Section 12.5 hereof and any sums other wise payable to the Borrower by the Designated Bank. Each Designating Lender shall serve as the administrative agent of the Designated Bank and shall on behalf of, and to the exclusion of, the Designated Bank: (i) receive any and all payments made for the benefit of the Designated Bank and (ii) give and re ceive all communications and notices and take all actions hereunder, including, without limitation, votes, approvals, waivers, consents and amendments under or relating to this Agreement and the other Loan Documents. Any such notice, communication, vote, approval, waiver, consent or amendment shall be signed by the Designating Lender as administrative agent for the Designated Bank and shall not be signed by the Designated Bank on its own behalf but shall be bind ing on the Designated Bank to the same extent as if actually signed by the Designated Bank. The Borrower, the Payment and Disbursement Agent, the other Arrangers, Co-Agents and Lenders may rely thereon without any requirement that the Designated Bank sign or acknowledge the same. No Designated Bank may assign or transfer all or any portion of its interest hereunder or under any other Loan Document, other than assignments to the Designating Lender which originally designated such Designated Bank or otherwise in accordance with the provisions of Section 15.1 (b) and (e).

          (g) Information Regarding the Borrower. Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 15.1, disclose to the assignee or par ticipant or proposed assignee or participant, any information relating to the Borrower or its Subsidiaries furnished to such Lender by the Payment and Disbursement Agent or by or on behalf of the Borrower; provided that, prior to any such disclosure, such assignee or participant, or proposed assignee or participant, shall agree, in writing, to preserve in accordance with Section
15.20 the confidentiality of any confidential information described therein.

         (h) Payment to Participants. Anything in this Agreement to the contrary notwithstanding, in the case of any participation, all amounts payable by the Borrower under the Loan Documents shall be calculated and made in the manner and to the parties required hereby as if no such participation had been sold.

         (i) Lenders' Creation of Security Interests. Notwithstanding any other provision set forth in this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, Obligations owing to it and any Note held by it) in favor of any Federal Reserve bank in accordance with Regulation A of the Federal Reserve Board.

    15.2        Expenses.
          (a) Generally. The Borrower agrees upon demand to pay, or reimburse the Payment and Disbursement Agent and each Arranger for all of their respec tive reasonable external audit and investigation expenses and for the fees, expenses and disbursements of Skadden, Arps, Slate, Meagher & Flom (but not of other legal counsel) and for all other out-of-pocket costs and expenses of every type and nature incurred by the Payment and Disbursement Agent or each Arranger in connection with (i) the audit and investigation of the Consolidated Businesses, the Projects and other Properties of the Consolidated Businesses in connection with the preparation, negotiation, and execution of the Loan Docu ments; (ii) the preparation, negotiation, execution and interpretation of this Agreement (including, without limitation, the satisfaction or attempted satis faction of any of the conditions set forth in Article VI), the Loan Documents, and the making of the Loans hereunder; (iii) the ongoing administration of this Agreement and the Loans, including consultation with attorneys in connection therewith and with respect to the Payment and Disbursement Agent's rights and responsibilities under this Agreement and the other Loan Documents; (iv) the protection, collection or enforcement of any of the Obligations or the enforcement of any of the Loan Documents; (v) the commencement, defense or intervention in any court proceeding relating in any way to the Obligations, any Project, the Borrower, any of its Subsidiaries, this Agreement or any of the other Loan Documents; (vi) the response to, and preparation for, any sub poena or request for document production with which the Payment and Disburse ment Agent or any other Agents or any other Lender is served or deposition or other proceeding in which any Lender is called to testify, in each case, relat ing in any way to the Obligations, a Project, the Borrower, any of the Consolidated Businesses, this Agreement or any of the other Loan Documents; and
(vii) any amendments, consents, waivers, assignments, restatements, or supple ments to any of the Loan Documents and the preparation, negotiation, and execution of the same.

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

      15.3 Indemnity. The Borrower further agrees (a) to defend, protect, indemnify, and hold harmless the Payment and Disbursement Agent, the Arrangers, the Co-Agents and each and all of the other Lenders and each of their respec tive officers, directors, employees, attorneys and agents (including, without limitation, those retained in connection with the satisfaction or attempted satisfaction of any of the conditions set forth in Article VI) (collectively, the "Indemnitees") from and against any and all liabilities, obligations, losses (other than loss of profits), damages, penalties, actions, judgments, suits, claims, costs, reasonable expenses and disbursements of any kind or nature whatsoever (excluding any taxes and including, without limitation, the reasonable fees and disbursements of counsel for such Indemnitees in connection with any investigative, administrative or judicial proceeding, whether or not such Indemnitees shall be designated a party thereto), imposed on, incurred by, or asserted against such Indemnitees in any manner relating to or arising out of (i) this Agreement or the other Loan Documents, or any act, event or transaction related or attendant thereto, the making of the Loans and the issu ance of and participation in Letters of Credit hereunder, the management of such Loans or Letters of Credit, the use or intended use of the proceeds of the Loans or Letters of Credit hereunder, or any of the other transactions contem plated by the Loan Documents, or (ii) any Liabilities and Costs relating to violation of any Environmental, Health or Safety Requirements of Law, the past, present or future operations of the Borrower, any of its Subsidiaries or any of their respective predecessors in interest, or, the past, present or future envi ronmental, health or safety condition of any respective Property of the Borrower or any of its Subsidiaries, the presence of asbestos-containing materi als at any respective Property of the Borrower or any of its Subsidiaries, or the Release or threatened Release of any Contaminant into the environment (collectively, the "Indemnified Matters"); provided, however, the Borrower shall have no obligation to an Indemnitee hereunder with respect to Indemnified Matters caused by or resulting from the willful misconduct or gross negligence of such Indemnitee, as determined by a court of competent jurisdiction in a non-appealable final judgment; and (b) not to assert any claim against any of the Indemnitees, on any theory of liability, for consequential or punitive damages arising out of, or in any way in connection with, the Revolving Credit Commitments, the Revolving Credit Obligations, or the other matters governed by this Agreement and the other Loan Documents. To the extent that the undertak ing to indemnify, pay and hold harmless set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, the Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by the Indemnitees.

      15.4 Change in Accounting Principles. If any change in the accounting principles used in the preparation of the most recent financial statements referred to in Sections 8.1 or 8.2 are hereafter required or permitted by the rules, regulations, pronouncements and opinions of the Financial Accounting Standards Board or the American Institute of Certified Public Accountants (or successors thereto or agencies with similar functions) and are adopted by any General Partner or the Borrower, as applicable, with the agreement of its inde pendent certified public accountants and such changes result in a change in the method of calculation of any of the covenants, standards or terms found in
Article X, the parties hereto agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating compliance with such covenants, standards and terms by the Borrower shall be the same after such changes as if such changes had not been made; provided, however, no change in GAAP that would affect the method of calculation of any of the covenants, standards or terms shall be given effect in such calculations until such provisions are amended, in a manner satisfactory to the Payment and Disbursement Agent and the Borrower, to so reflect such change in accounting principles.
      15.5 Setoff. In addition to any Liens granted under the Loan Documents and any rights now or hereafter granted under applicable law, upon the occur rence and during the continuance of any Event of Default, each Lender and any Affiliate of any Lender is hereby authorized by the Borrower at any time or from time to time, without notice to any Person (any such notice being hereby expressly waived) to set off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured (but not including trust accounts)) and any other Indebtedness at any time held or owing by such Lender or any of its Affiliates to or for the credit or the account of the Borrower against and on account of the Obligations of the Borrower to such Lender or any of its Affiliates, including, but not limited to, all Loans and Letters of Credit and all claims of any nature or description arising out of or in connection with this Agreement, irrespective of whether or not (i) such Lender shall have made any demand hereunder or (ii) the Payment and Disbursement Agent, at the request or with the consent of the Requisite Lenders, shall have declared the principal of and interest on the Loans and other amounts due hereunder to be due and payable as permitted by Article XI and even though such Obligations may be contingent or unmatured. Each Lender agrees that it shall not, without the express consent of the Requisite Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of the Requisite Lenders, exercise its setoff rights hereunder against any accounts of the Borrower now or hereafter maintained with such Lender or any Affiliate.

      15.6 Ratable Sharing. The Lenders agree among themselves that (i) with respect to all amounts received by them which are applicable to the payment of the Obligations (excluding the repayment of Money Market Loans to a particular Money Market Lender and the fees described in Sections 3.1(g), 5.2(f), and 5.3 and Article XIII) equitable adjustment will be made so that, in effect, all such amounts will be shared among them ratably in accordance with their Pro Rata Shares, whether received by voluntary payment, by the exercise of the right of setoff or banker's lien, by counterclaim or cross-action or by the enforcement of any or all of the Obligations (excluding the repayment of Money Market Loans to a particular Money Market Lender and the fees described in Sections 3.1(g), 5.2(f), and 5.3 and Article XIII), (ii) if any of them shall by voluntary payment or by the exercise of any right of counterclaim, setoff, banker's lien or otherwise, receive payment of a proportion of the aggregate amount of the Obligations held by it, which is greater than the amount which such Lender is entitled to receive hereunder, the Lender receiving such excess payment shall purchase, without recourse or warranty, an undivided interest and participation (which it shall be deemed to have done simultaneously upon the receipt of such payment) in such Obligations owed to the others so that all such recoveries with respect to such Obligations shall be applied ratably in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases shall be rescinded and the purchase prices paid for such participations shall be returned to such party to the extent necessary to adjust for such recovery, but without interest except to the extent the purchasing party is required to pay interest in connection with such recovery. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 15.6 may, to the fullest extent permitted by law, exercise all its rights of payment (including, subject to Section 15.5, the right of setoff) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participa tion.

      15.7      Amendments and Waivers.

          (a) General Provisions. Unless otherwise provided for or required in this Agreement, no amendment or modification of any provision of this Agreement or any of the other Loan Documents shall be effective without the written agreement of the Requisite Lenders (which the Requisite Lenders shall have the right to grant or withhold in their sole discretion) and the Borrower; provided, however, that the Borrower's agreement shall not be required for any amendment or modification of Sections 12.1 through 12.8. No termination or waiver of any provision of this Agreement or any of the other Loan Documents, or consent to any departure by the Borrower therefrom, shall be effective without the written concurrence of the Requisite Lenders, which the Requisite Lenders shall have the right to grant or withhold in their sole discretion.
All amendments, waivers and consents not specifically reserved to the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders in Section 15.7(b), 15.7(c), and in other provisions of this Agreement shall require only the approval of the Requisite Lenders. Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances. Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing and signed by the Designating Lender on behalf of its Designated Bank affected thereby, (a) subject such Designated Bank to any additional obligations, (b) reduce the principal of, interest on, or other amounts due with respect to, the Designated Bank Note made payable to such Designated Bank, or (c) postpone any date fixed for any payment of principal of, or interest on, or other amounts due with respect to the Designated Bank Note made payable to the Designated Bank.

          (b) Amendments, Consents and Waivers by Affected Lenders. Any amendment, modification, termination, waiver or consent with respect to any of the following provisions of this Agreement shall be effective only by a written agreement, signed by each Lender affected thereby as described below:

   (i)waiver of any of the conditions specified in Sections 6.1 and 6.2 (except with respect to a condition based upon another provision of this Agreement, the waiver of which requires only the concurrence of the Requisite Lenders),

   (ii)increase in the amount of such Lender's Revolving Credit Commitment,

   (iii)reduction of the principal of, rate or amount of interest on the Loans, the Reimbursement Obligations, or any fees or other amounts payable to such Lender (other than by the payment or prepayment thereof), and

   (iv)postponement or extension of any date (other than the Revolving Credit Termination Date postponement or extension of which is governed by Section 15.7(c)(i)) fixed for any payment of principal of, or interest on, the Loans, the Reimbursement Obligations or any fees or other amounts payable to such Lender (except with respect to any modifications of the application provisions relating to prepayments of Loans and other Obliga tions which are governed by Section 4.2(b)).
           (c) Amendments, Consents and Waivers by All Lenders. Any amendment, modification, termination, waiver or consent with respect to any of the following provisions of this Agreement shall be effective only by a written agreement, signed by each Lender:

   (i) postponement of the Revolving Credit Termination Date, or increase in the Maximum Revolving Credit Amount to any amount in excess of $1,250,000,000,

   (ii) change in the definition of Requisite Lenders or in the aggregate Pro Rata Share of the Lenders which shall be required for the Lenders or any of them to take action hereunder or under the other Loan Documents,

   (iii) amendment of Section 15.6 or this Section 15.7,

  (iv) assignment of any right or interest in or under this Agreement or any of the other Loan Documents by the Borrower, and

  (v)   waiver of any Event of Default described in Sections 11.1(a), (f), (g),
     (i), (n), and (o).

            (d)8 Payment and Disbursement Agent Authority. The Payment and Disbursement Agent may, but shall have no obligation to, with the written concurrence of any Lender, execute amendments, modifications, waivers or consents on behalf of that Lender. Notwithstanding anything to the contrary contained in this Section 15.7, no amendment, modification, waiver or consent shall affect the rights or duties of the Payment and Disbursement Agent under this Agreement and the other Loan Documents, unless made in writing and signed by the Payment and Disbursement Agent in addition to the Lenders required above to take such action. Notwithstanding anything herein to the contrary, in the event that the Borrower shall have requested, in writing, that any Lender agree to an amendment, modification, waiver or consent with respect to any particular provision or provisions of this Agreement or the other Loan Documents, and such Lender shall have failed to state, in writing, that it either agrees or disagrees (in full or in part) with all such requests (in the case of its statement of agreement, subject to satisfactory documentation and such other conditions it may specify) within thirty (30) days after such request, then such Lender hereby irrevocably authorizes the Payment and Disbursement Agent to agree or disagree, in full or in part, and in the Payment and Disbursement Agent's sole discretion, to such requests on behalf of such Lender as such Lenders' attorney-in-fact and to execute and deliver any writing approved by the Payment and Disbursement Agent which evidences such agreement as such Lender's duly authorized agent for such purposes.

       15.8 Notices. Unless otherwise specifically provided herein, any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, sent by facsimile transmission or by courier service or United States certified mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a facsimile transmission, or four (4) Business Days after deposit in the United States mail with postage prepaid and properly addressed. Notices to the Payment and Disbursement Agent pursuant to Articles II, IV or XII shall not be effective until received by the Payment and Disbursement Agent. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this Section 15.8) shall be as set forth below each party's name on the signature pages hereof or the signature page of any applicable Assignment and Acceptance, or, as to each party, at such other address as may be designated by such party in a written notice to all of the other parties to this Agreement.

       15.9 Survival of Warranties and Agreements. All representations and warranties made herein and all obligations of the Borrower in respect of taxes, indemnification and expense reimbursement shall survive the execution and delivery of this Agreement and the other Loan Documents, the making and repayment of the Loans, the issuance and discharge of Letters of Credit hereunder and the termination of this Agreement and shall not be limited in any way by the passage of time or occurrence of any event and shall expressly cover time periods when the Payment and Disbursement Agent, any of the Co-Agents or any of the other Lenders may have come into possession or control of any Property of the Borrower or any of its Subsidiaries.

       15.10 Failure or Indulgence Not Waiver; Remedies Cumulative. No failure or delay on the part of the Payment and Disbursement Agent, any other Lender or any other Co-Agent in the exercise of any power, right or privilege under any of the Loan Documents shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under the Loan Documents are cumulative to and not exclusive of any rights or remedies otherwise available.

      15.11 Marshalling; Payments Set Aside. None of the Payment and Disbursement Agent, any other Lender or any other Co-Agent shall be under any obligation to marshall any assets in favor of the Borrower or any other party or against or in payment of any or all of the Obligations. To the extent that the Borrower makes a payment or payments to the Payment and Disbursement Agent, any Arranger or any other Lender or any such Person exercises its rights of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudu lent or preferential, set aside or required to be repaid to a trustee, receiver or any other party, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied, and all Liens, right and remedies therefor, shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

     15.12 Severability. In case any provision in or obligation under this Agreement or the other Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

    15.13 Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agree ment or be given any substantive effect.

    15.14 Governing Law. THIS AGREEMENT SHALL BE INTERPRETED, AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED, IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO ITS CONFLICT OF LAWS PRINCIPLES.

   15.15 Limitation of Liability. No claim may be made by any Lender, any Co-Agent, any Arranger, the Payment and Disbursement Agent, or any other Person against any Lender (acting in any capacity hereunder) or the Affiliates, direc tors, officers, employees, attorneys or agents of any of them for any consequen tial or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission or event occurring in con nection therewith; and each Lender, each Co-Agent, each Arranger and the Payment and Disbursement Agent hereby waives, releases and agrees not to sue upon any such claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

   15.16 Successors and Assigns. This Agreement and the other Loan Documents shall be binding upon the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and the successors and permitted assigns of the Lenders. The rights hereunder of the Borrower, or any interest therein, may not be assigned without the written consent of all Lenders, except in accordance with the provisions of Article XIV hereof.

    15.17    Certain Consents and Waivers of the Borrower.

                 (a) Personal Jurisdiction.   EACH OF THE LENDERS AND THE
     BORROWER IRREVOCABLY AND UNCONDITIONALLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE NONEXCLUSIVE JURISDICTION OF ANY NEW YORK STATE COURT OR FEDERAL COURT SITTING IN NEW YORK, NEW YORK, AND ANY COURT HAVING JURIS DICTION OVER APPEALS OF MATTERS HEARD IN SUCH COURTS, IN ANY ACTION OR PRO CEEDING ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED AMONG THEM IN CONNECTION WITH THIS AGREEMENT, WHETHER ARISING IN CONTRACT, TORT, EQUITY OR OTHERWISE, OR FOR RECOGNITION OR ENFORCEMENT OF ANY JUDGMENT, AND EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY AGREES THAT ALL CLAIMS IN RESPECT OF ANY SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH STATE COURT OR, TO THE EXTENT PERMITTED BY LAW, IN SUCH FEDERAL COURT. THE BORROWER IRREVOCABLY DESIGNATES AND APPOINTS CT CORPORATION SYSTEM, 1633 BROADWAY, NEW YORK, NEW YORK 10019, AS ITS AGENT (THE "PROCESS AGENT") FOR SERVICE OF ALL PRO CESS IN ANY SUCH PROCEEDING IN ANY SUCH COURT, SUCH SERVICE BEING HEREBY ACKNOWLEDGED TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. EACH OF THE LENDERS AND THE BORROWER AGREES THAT A FINAL JUDGMENT IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. THE BORROWER WAIVES IN ALL DISPUTES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT CONSIDERING THE DISPUTE.

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

            (b) Service of Process. THE BORROWER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO THE PROCESS AGENT OR THE BORROWER'S NOTICE ADDRESS SPECIFIED BELOW, SUCH SERVICE TO BECOME EFFECTIVE UPON RECEIPT. THE BORROWER IRREVOCABLY WAIVES ANY OBJECTION (INCLUDING, WITHOUT LIMITATION, ANY OBJECTION OF THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS) WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT IN ANY JURISDICTION SET FORTH ABOVE. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF THE PAYMENT AND DISBURSEMENT AGENT OR THE OTHER LENDERS TO BRING PROCEEDINGS AGAINST THE BOR ROWER IN THE COURTS OF ANY OTHER JURISDICTION.

           (c) WAIVER OF JURY TRIAL. EACH OF THE PAYMENT AND DISBURSEMENT AGENT AND THE OTHER LENDERS AND THE BORROWER IRREVOCABLY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT.

    15.18 Counterparts; Effectiveness; Inconsistencies. This Agreement and any amendments, waivers, consents, or supplements hereto may be executed in counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. This Agreement shall become effective against the Borrower and each Lender on the Closing Date. This Agreement and each of the other Loan Documents shall be construed to the extent reasonable to be consistent one with the other, but to the extent that the terms and conditions of this Agreement are actually inconsistent with the terms and conditions of any other Loan Document, this Agreement shall govern. In the event the Lenders enter into any co-lender agreement with the Arrangers pertaining to the Lenders' respective rights with respect to voting on any matter referenced in this Agreement or the other Loan Documents on which the Lenders have a right to vote under the terms of this Agreement or the other Loan Documents, such co-lender agreement shall be construed to the extent reasonable to be consistent with this Agreement and the other Loan Documents, but to the extent that the terms and conditions of such co-lender agreement are actually inconsistent with the terms and conditions of this Agreement and/or the other Loan Documents, such co-lender agreement shall govern. Notwithstanding the foregoing, any rights reserved to the Payment and Disbursement Agent or the Arrangers or the other Co-Agents under this Agreement and the other Loan Documents shall not be varied or in any way affected by such co-lender agreement and the rights and obligation of the Borrower under the Loan Documents will not be varied.

     15.19 Limitation on Agreements. All agreements between the Borrower, the Payment and Disbursement Agent, each Arranger, each Co-Agent and each Lender in the Loan Documents are hereby expressly limited so that in no event shall any of the Loans or other amounts payable by the Borrower under any of the Loan Documents be directly or indirectly secured (within the meaning of Regulation
U) by Margin Stock.

   15.20 Confidentiality. Subject to Section 15.1(g), the Lenders shall hold all nonpublic information obtained pursuant to the requirements of this Agreement, and identified as such by the Borrower, in accordance with such Lender's customary procedures for handling confidential information of this nature and in accordance with safe and sound banking practices (provided that such Lender may share such information with its Affiliates in accordance with such Lender's customary procedures for handling confidential information of this nature and provided further that such Affiliate shall hold such information confidential) and in any event the Lenders may make disclosure rea sonably required by a bona fide offeree, transferee or participant in connec tion with the contemplated transfer or participation or as required or request ed by any Governmental Authority or representative thereof or pursuant to legal process and shall require any such offeree, transferee or participant to agree (and require any of its offerees, transferees or participants to agree) to comply with this Section 15.20. In no event shall any Lender be obligated or required to return any materials furnished by the Borrower; provided, however, each offeree shall be required to agree that if it does not become a transferee or participant it shall return all materials furnished to it by the Borrower in connection with this Agreement. Any and all confidentiality agreements entered into between any Lender and the Borrower shall survive the execution of this Agreement.

      15.21 Disclaimers. The Payment and Disbursement Agent, the Arrangers, the other Co-Agents and the other Lenders shall not be liable to any contrac tor, subcontractor, supplier, laborer, architect, engineer, tenant or other party for services performed or materials supplied in connection with any work performed on the Projects, including any TI Work. The Payment and Disbursement Agent, the Arrangers, the other Co-Agents and the other Lenders shall not be liable for any debts or claims accruing in favor of any such parties against the Borrower or others or against any of the Projects. The Borrower is not and shall not be an agent of any of the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders for any purposes and none of the Lenders, the Co-Agents, the Arrangers, nor the Payment and Disbursement Agent shall be deemed partners or joint venturers with Borrower or any of its Affiliates. None of the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders shall be deemed to be in privity of contract with any contractor or provider of services to any Project, nor shall any payment of funds directly to a contractor or subcontractor or provider of services be deemed to create any third party beneficiary status or recognition of same by any of the Payment and Disbursement Agent, the Arrangers, the other Co-Agents or the other Lenders and the Borrower agrees to hold the Payment and Disbursement Agent, the Arrangers, the other Co-Agents and the other Lenders harmless from any of the damages and expenses resulting from such a construc tion of the relationship of the parties or any assertion thereof.

      15.22 No Bankruptcy Proceedings. Each of the Borrower, the Arrangers, the Co-Agents and the other Lenders hereby agrees that it will not institute against any Designated Bank or join any other Person in instituting against any Designated Bank any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding under any federal or state bankruptcy or similar law, until the later to occur of (i) one year and one day after the payment in full of the latest maturing commercial paper note issued by such Designated Bank and
(ii) the Revolving Credit Termination Date.

     15.23 Entire Agreement. This Agreement, taken together with all of the other Loan Documents, embodies the entire agreement and understanding among the parties hereto and supersedes all prior agreements and understandings, written and oral, relating to the subject matter hereof.
          IN WITNESS WHEREOF, this Agreement has been duly executed as of the date first above written.

BORROWER:           SIMON PROPERTY GROUP, L.P.,
                    a Delaware limited partnership

                    By:  SIMON DeBARTOLO GROUP, INC.,
                         as General Partner

                    By:   \s\ David Simon
                          David Simon
                          Chief Executive Officer


                    SIMON DeBARTOLO GROUP, L.P.,
                    a Delaware limited partnership


                    By:  SD PROPERTY GROUP, INC.
                         its managing general partner

                    By:    \s\ David Simon
                           David Simon
                           Chief Executive Officer

                    By:  SIMON DeBARTOLO GROUP, INC.
                         its general partner

                    By:    \s\ David Simon
                           David Simon
                           Chief Executive Officer

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
                      Attn: General Counsel
                      Telecopy: (317) 685-7221
PAYMENT AND DISBURSEMENT AGENT
AND ARRANGER:
                           UNION BANK OF
                           SWITZERLAND, NEW YORK BRANCH

                           By:    \s\ Joseph M. Bassil
                           Name:  Joseph M. Bassil
                           Title: Director


                           By:    \s\ Albert Rabel
                           Name:  Albert Rabel
                           Title: Managing Director


                           Notice Address, Domestic
                           Lending Office and Eurodollar
                           Lending Office:

                           Union Bank of Switzerland
                           299 Park Avenue
                           New York, New York 10171
                           Attn: Ms. Xiomara Martez
                           Telecopy: (212) 821-4138


Pro Rata Share:  13.28000%

Revolving Credit Commitment: $166,000,000.00
                    ARRANGER:   MORGAN GUARANTY TRUST COMPANY
                                OF NEW YORK


                           By:    \s\ Timothy V. O'Donovan
                           Name:  Timothy V. O'Donovan
                           Title: Vice President

                      Notice Address:


                      c/o J.P. Morgan Services Inc.
                      500 Stanton Christiana Road
                      Newark, Delaware 19713-2107
                      Attn: Ms. Nancy K. Dunbar
                      Telecopy:  (302) 634-1092

                      Domestic and Eurodollar
                      Lending Office:

                      c/o J.P. Morgan Services Inc.
                      500 Stanton Christiana Road
                      Newark, Delaware 19713-2107
                      Attn: Ms. Linda Sheehan
                      Telecopy:  (302) 634-1092

Pro Rata Share:  6.00000

Revolving Credit Commitment: $75,000,000.00
                      ARRANGER: THE CHASE MANHATTAN BANK

                         By:    \s\ Fran Nuchims
                         Name:  Fran Nuchims
                         Title: Vice President

                         Notice Address, Domestic and
                         Eurodollar Lending Office:

                         The Chase Manhattan Bank
                         380 Madison Avenue, 10th floor
                         New York, New York 10017
                         Attention: Nancy Szatny
                         Telecopy: (212) 622-3395
                         Reference: Simon DeBartolo
                         Group, L.P. Loan # 564-4773

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

                         with copy of all Notices to:

                         The Chase Manhattan Bank
                         380 Madison Avenue, 10th floor
                         New York, New York  10017
                         Attention: Fran Nuchims
                         Telecopy:  (212) 622-3395
                         Reference:  Simon DeBartolo
                         Group, L.P. Loan # 564-4773

Pro Rata Share:  6.00000%

Revolving Credit Commitment: $75,000,000.00
CO-AGENT:             DRESDNER BANK AG
                      NEW YORK AND GRAND CAYMAN BRANCHES

                         By:     \s\Brigitte Sacin
                         Name:   Brigitte Sacin
                         Title:  Assistant Treasurer

                         By:     \s\Beverly G. Cason
                         Name:   Beverly G. Cason
                         Title:  Vice President

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
                      Attn:  Mr. James Blessing
                      Telecopy: (312) 444-1305
                      Reference: Simon Property Group

Borrowing and other administrative and operational notices:
                      Dresdner Bank AG
                      75 Wall Street, 33rd Floor
                      New York, New York 10005
                      Attn: Mr. Robert Reddington
                      Telecopy: (212) 429-2130
                      Reference: Simon Property Group


Pro Rata Share:  5.20000%
Revolving Credit Commitment: $65,000,000.00
CO-AGENT:                THE FIRST NATIONAL BANK OF CHICAGO


                           By:   \s\ Kevin Gillen
                           Name: Kevin Gillen
                           Title: Assistant Vice President

                         Notice Address:

                         The First National
                           Bank of Chicago
                         One First National Plaza
                         Suite 0151
                         Chicago, Illinois 60670
                         Attention: Kevin Gillen
                         Telecopy: (312) 732-1117
                         Reference: Simon Property Group


                         Domestic Lending Office and
                         Eurodollar Lending Office or
                         Eurodollar Affiliate:

                         The First National
                            Bank of Chicago
                         One First National Plaza
                         Suite 0318
                         Chicago, Illinois 60670
                         Attention: Maria Torres
                         Telecopy: (312) 732-1582
                         Reference: Simon Property Group


Pro Rata Share:  5.20000%

Revolving Credit Commitment: $65,000,000.00
CO-AGENT:                NATIONSBANK OF TEXAS, N.A., a
                         national banking association


                         By:    \s\Cynthia C.Sanford
                         Name:  Cynthia C. Sanford
                         Title: Senior Vice President

                         Notice Address and Domestic
                         Lending Office:

                         NationsBank
                         700 Louisiana, 5th Floor
                         Houston, Texas  77002
                         Attn: Cynthia Sanford
                         Telecopy:  (713) 247-6124

                         Eurodollar Lending Office or
                         Eurodollar Affiliate:

                         NationsBank
                         700 Louisiana, 5th Floor
                         Houston, Texas  77002
                         Attn: Shelley Coppin
                         Telecopy:  (713) 247-7321


Pro Rata Share:  5.20000%

Revolving Credit Commitment: $65,000,000.00

CO-AGENT:             BAYERISCHE HYPOTHEKEN- UND WECHSEL-
                      BANK AKTIENGESELLSCHAFT ACTING THROUGH ITS NEW YORK
                      BRANCH


                      By:    \s\Larney J. Bisbano
                      Name:  Larney J. Bisbano
                      Title: Assistant Vice President


                      By:    \s\Nina M. Levine
                      Name:  Nina M. Levine
                      Title: Assistant Treasure

                      Notice Address, Domestic
                      Lending Office and Eurodollar Lending Office:

                      BAYERISCHE HYPOTHEKEN- UND WECHSEL-BANK
                      AKTIENGESELLSCHAFT NEW YORK BRANCH
                      Financial Square
                      32 Old Slip, 32nd Floor
                      New York, New York 10005
                      Attn:   Mr. Peter T. Hannigan
                              First Vice President
                      Telecopy:  212-440-0824

                      and to:

                      Attn:   Mr. Stephen Altman
                              Assistant Vice President
                      Telecopy:  212-440-0824





Pro Rata Share:  5.20000%

Revolving Credit Commitment: $65,000,000.00

LENDERS:                      BANK ONE, INDIANA, N.A.,
                             (formerly known as Bank One, Indianapolis,N.A.)

                      By:   \s\Daniel H. Hatfield
                      Name:  Daniel H. Hatfield
                      Title: Vice President

                      Notice Address and Domestic
                      Lending Office:

                      Bank One, Indiana, N.A.
                      111 Monument Circle, Suite 1241
                      Indianapolis, Indiana 46277
                      Attn:  Mr. Daniel Hatfield
                      Telecopy:  317-321-7647

                      and to:

                      Attn: Jane Willis, Suite 203
                      Telecopy:   317-321-7467

                      Eurodollar Lending Office or
                      Eurodollar Affiliate:

                      Bank of Nova Scotia Trust Co. (Caymen) Ltd.
                      Cardinal Avenue
                      Georgetown, Grand Caymen
                      British West Indies
                      Attn: Carmen Thompson




Pro Rata Share:  4.0000%

Revolving Credit Commitment: $50,000,000.00
                      COMMERZBANK AG, New York Branch

                      By:    \s\James J. Henry
                      Name:  James J. Henry
                      Title: Senior Vice President


                      By:    \s\E. Marcus Perry
                      Name:  E. Marcus Perry
                      Title: Assistant Treasurer


                      Notice Address, Domestic
                      Lending Office and Eurodollar Lending Office:

                      Commerzbank AG
                      2 World Financial Center
                      New York, New York 10281
                      Attn:  Ms. Christine H. Finkel
                      Telecopy:  212-266-7235



Pro Rata Share:  4.00000%

Revolving Credit Commitment: $50,000,000.00
                      FLEET NATIONAL BANK


                      By:      \s\Margaret A. Mulcahy
                      Name:    Margaret A. Mulcahy
                      Title:   Senior Vice President



                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      Fleet Bank
                      75 State Street
                      Mail Stop: MA/BO/F11A
                      Boston, Massachusetts 02109
                      Attn: Lillian Munoz
                      Telecopy: 617-346-3220

                       and to:

                      Attn: Margaret Mulcahy
                      Telecopy:  617-364-3220



Pro Rata Share:     4.00000%

Revolving Credit Commitment: $50,000,000.00

                      NATIONAL CITY BANK OF INDIANA


                      By:    \s\Helen M. Ward
                      Name:  Helen M. Ward
                      Title: Vice President

                              Notice Address, Domestic
                              Lending Office and Eurodollar lending Office:

                      National City Bank of Indiana
                      101 West Washington Street
                      Indianapolis, Indiana 46255
                      Attn:    Kim Kord
                      Telecopy:  317-267-6249

                      and to:

                      Attn:  Donna Huebner
                      Telecopy: 317-267-6249


Pro Rata Share:  4.00000%

Revolving Credit Commitment: $50,000,000.00
                      U.S. BANK NATIONAL ASSOCIATION
                      (formerly known as First Bank)


                      By:       \s\Joseph C. Hoesley
                      Name:     Joseph C. Hoesley
                      Title:    Senior Vice President

                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      U.S. Bank National Association
                      Real Estate - MPFP 0802
                      601 Second Avenue South
                      Minneapolis, Minnesota 55402

                      Attn: Tamila N. Taylor
                      Telecopy:  612-973-0830



Pro Rata Share:     2.24000%

Revolving Credit Commitment: $28,000,000.00
                      GUARANTY FEDERAL BANK, F.S.B.


                      By:    \s\Lesa B. Balsley
                      Name:  Lesa B. Balsley
                      Title: Division Manager/Vice President

                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      Guaranty Federal Bank
                      8333 Douglas Avenue
                      Dallas, Texas 75225
                      Attn:  Ms. Lesa Balsley
                      Telecopy:  214-360-1661

                      and to:

                      Attn: Clint Nanny
                      Telecopy: 214-360-5109



Pro Rata Share: 4.00000%
Revolving Credit Commitment: $50,000,000.00
                                CIBC INC.


                      By:    \s\Joel Gershkon
                      Name:  Joel Gershkon
                      Title:     As Agent

                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      CIBC Oppenheimer Corp.
                      200 West Madison Street
                      Suite 2300
                      Chicago, Illinois 60606
                      Attn: Joel Gershkon
                      Telecopy: 312-855-3235

                      and to:

                      CIBC Oppenheimer Corp.
                      Two Paces West
                      2727 Paces Ferry Road
                      Suite 1200
                      Atlanta, Georgia 30309
                      Attn: Elizabeth Jenkins
                      Telecopy: 770-319-4950

Pro Rata Share: 2.24000%

Revolving Credit Commitment: $28,000,000.00
                      UNION BANK OF CALIFORNIA, N.A

                      By:    \s\Diana Giacomini
                      Name:  Diana Giacomini
                      Title: Vice President


                      By:    \s\D. Tim Mahoney
                      Name:  D. Tim Mahoney
                      Title: Senior Vice President

                      Notice Address:

                      Union Bank of California
                      350 California Street
                      7th Floor
                      San Francisco, California 94104
                      Attn:  Ms. Diana Giacomini
                      Telecopy:  415-433-7438

                      Domestic Lending and Eurodollar Lending
                      Office:

                      Union Bank of California
                      Real Estate Capital Markets
                      200 Pringle Avenue, Suite 250
                      Walnut Creek, California 94596
                      Attn: Ms. Hertha Warren
                      Telecopy: (510) 947-2497




Pro Rata Share:  2.00000%

Revolving Credit Commitment: $25,000,000.00
                        THE SUMITOMO BANK, LIMITED


                      By:    \s\Takeo Yamori
                      Name:  Takeo Yamori
                      Title: Joint General Manager

                           Notice Address, Domestic
                           Lending Office and Eurodollar Lending Office:

                      The Sumitomo Bank, Limited
                      233 South Wacker Drive
                      Suite 4800
                      Chicago, Illinois 60606-6448
                      Attn:  Mr. Jim Horvath
                      Telecopy:  312-876-6436

                      and to:

                      Attn: Kwang Park
                      Telecopy: 312-876-1490

                      and to:

                      The Sumitomo Bank, Limited
                      277 Park Avenue
                      New York, New York 10172
                      Attn: Michael S. Leffelholz
                      Telecopy: 212-224-4887



Pro Rata Share:  1.84000%

Revolving Credit Commitment: $23,000,000.00
                                 BANK OF MONTREAL


                      By:    \s\Catherine Sahagian Mousseau
                      Name:  Catherine Sahagian Mousseau
                      Title: Director


                              Notice Address and Domestic
                              Lending Office and Eurodollar Lending Office:

                      Bank of Montreal
                      115 South LaSalle Street
                      17th floor
                      Chicago, Illinois 60603
                      Attn: Mr. Thomas Batterham
                      Telecopy:   312-750-4352

                      and to:

                      Attn: Lora Benton
                      Telecopy: 312-750-4345

Pro Rata Share:  3.20000%

Revolving Credit Commitment: $40,000,000.00
                      KEYBANK, NATIONAL ASSOCIATION


                      By:     \s\Laird Fairchild
                      Name:   Laird Fairchild
                      Title:  Assistant Vice President

                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      KeyBank
                      127 Public Square, 6th floor
                      Cleveland, Ohio 44114-1306
                      Attn: Laird Fairchild
                      Telecopy:  216-289-3566

                      and to:

                      Attn: Ms. Maryann Michaels
                      Telecopy: 216-689-3566


Pro Rata Share:  4.00000%

Revolving Credit Commitment: $50,000,000.00
                        PNC BANK, NATIONAL ASSOCIATION


                      By:     \s\Dina S. Muth
                      Name:   Dina S. Muth
                      Title:  Real Estate Officer

                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      One PNC Plaza
                      P1-POPP-19-2
                      249 Fifth Avenue
                      Pittsburgh, Pennsylvania
                                  15222-2707
                      Attn:   Brad Carpenter
                      Telecopy: 412-762-6500

                      and to:

                      Attn: Matthew L. Koval
                             Loan Administrator
                      Telecopy: 412-762-6500



Pro Rata Share:  3.20000%

Revolving Credit Commitment: 40,000,000.00
                  LANDESBANK HESSEN-THURINGEN GIRONZENTRALE,
                  NEW YORK BRANCH


                      By:     \s\Alfred R. Koch
                      Name:   Alfred R. Koch
                      Title:  Vice President

                      By:     \s\ Michael A. Pierro
                      Name:   Michael A. Pierro
                      Title:  Assistant Vice President

                              Notice Address, Domestic
                              Lending Office and Eurodollar Lending Office:

                      Landesbank Hessen-Thuringen
                      420 Fifth Avenue, 24th floor
                      New York, New York 10018
                      Attn:   Alfred Koch
                      Telecopy: 212-703-5296

                      and to:

                      Attn: Gudrun Dronca
                      Telecopy: 212-703-5256



Pro Rata Share:  1.60000%

Revolving Credit Commitment: $20,000,000.00
                             KREDIETBANK N.V.

                      By:     \s\Robert Snauffer
                      Name:   Robert Snauffer
                      Title:  Vice President

                      By:
                      Name:
                      Title:

                      Notice Address and Domestic
                      Lending Office:
                      Kredietbank N.V., New York Branch
                      125 West 55th Street, 10th floor
                      New York, New York
                      Attn:   John Thierfelder
                      Telecopy: 212-956-5580
                      and to:

                      Attn: Lynda Resuma
                            Telecopy: 212-956-5580

                      Eurodollar Lending Office or
                      Eurodollar Affiliate:
                      Kredietbank N.V., Grand Cayman Branch
                      125 West 55th Street, 10th floor
                      New York, New York
                      Attn:   John Thierfelde
                      Telecopy: 212-956-5580
                      and to:

                      Attn: Lynda Resuma
                      Telecopy: 212-956-5580


Pro Rata Share:  2.80000%

Revolving Credit Commitment: $35,000,000.00
                 BAYERISCHE LANDESBANK, CAYMAN ISLANDS BRANCH


                      By:_______________________
                      Name:
                      Title:

                      By:_______________________
                      Name:
                      Title:

                           Notice Address and Domestic
                           Lending Office, and Eurodollar Lending Office:

                      Bayerische Landesbank
                      560 Lexington Avenue
                      New York, New York 10022
                      Attn:     John Wain
                      Telecopy: 212-310-9868

                      and to:

                      Attn:     Patricia Sanchez
                      Telecopy: 212-310-9930




Pro Rata Share:  2.00000%

Revolving Credit Commitment: $25,000,000.00
                    DG BANK DEUTSCHE GENOSSENSCHAFTSBANK


                      By:    \s\Linda J. O'Connell
                      Name:  Linda J. O'Connell
                      Title: Vice President

                      By:    \s\Sabine Wendt
                      Name:  Sabine Wendt
                      Title: Asst. Vice President

                              Notice Address and Domestic
                              Lending Office:

                      DG Bank
                      609 Fifth Avenue
                      New York, NY 10017-1021
                      Attn: Linda J. O'Connell
                      Telecopy: 212-745-1556

                      and to:

                      Edward A. Thome
                      Telecopy: 212-745-1422

                      Eurodollar Lending Office:

                      DG Bank, Cayman Island Branch
                      609 Fifth Avenue
                      New York, NY 10017-1021
                      Attn: Linda J. O'Connell
                      Telecopy: 212-745-1556

                      and to:

                      Edward A. Thome
                      Telecopy: 212-745-1422

Pro Rata Share:  1.60000%

Revolving Credit Commitment: $20,000,000.00
                      THE BANK OF TOKYO-MITSUBISHI, LTD. acting through its New York Branch


                      By:    \s\Akio Wada
                      Name:  Akio Wada
                      Title: Senior Vice President & Manager


                      Notice Address and Domestic
                      Lending Office, and Eurodollar Lending
                      Office:

                      Bank of Tokyo - Mitsubishi
                      1251 Avenue of the Americas
                      New York, NY 10020-1104
                      Attn: Leonard J. Crann
                      Telecopy: 212-782-4934

                      and to:

                      John C. Ng
                      Telecopy: 212-782-5870




Pro Rata Share:  1.60000%

Revolving Credit Commitment: $20,000,000.00
                              SUMMIT BANCORP


                      By:     \s\Gregory Haines
                      Name:   Gregory Haines
                      Title:  Regional Vice President


                      Notice Address and Domestic
                      Lending Office, and Eurodollar Lending
                      Office:

                      Summit Bancorp
                      750 Walnut Avenue
                      Cranford, NJ 07016
                      Attn: Gregory A. Haines
                      Telecopy:   908-706-6435

                      and to:

                      Stephanie Weiss
                      Telecopy: 908-709-6437

Pro Rata Share:  2.00000%

Revolving Credit Commitment: $25,000,000.00
                              COMERICA BANK


                      By:    \s\David J. Campbell
                      Name:  David J. Campbell
                      Title: Vice President


                      Notice Address and Domestic
                      Lending Office, and Eurodollar Lending
                      Office:

                      Comerica Bank
                      500 Woodward Avenue, 7th Floor
                      Detroit, Michigan 48226
                      Attn: David J. Campbell

                      Telecopy: 313-222-9295

                      and to:

                      Attn: Betsy Branson
                      Telecopy: 313-222-3697

                      U.S. Mail should be directed to:

                      Comerica Bank
                      P.O. Box 75000
                      Detroit Michigan 48275-3256
                      M/C 3256
                      Attn: David J. Campbell and
                      Attn: Betsy Branson



Pro Rata Share:  1.60000%

Revolving Credit Commitment: $20,000,000.00
                           LASALLE NATIONAL BANK


                      By:   \s\John Co. Hein
                      Name: John C. Hein
                      Title: Vice President

                      Notice Address and Domestic
                      Lending Office, and Eurodollar Lending
                      Office:

                      LaSalle National Bank
                      135 South LaSalle St.
                      Chicago, IL 60674-9135
                      Attn: John C. Hein
                      Telecopy:  312-904-6467




Pro Rata Share:  2.00000%

Revolving Credit Commitment: $25,000,000.00

                        LIST OF EXHIBITS AND SCHEDULES

Exhibit A--         Form of Assignment and Acceptance
Exhibit B--         Form of Note
Exhibit B-1--       Form of Designated Bank Note
Exhibit C--         Form of Notice of Borrowing
Exhibit D--         Form of Notice of Conversion/Continuation
Exhibit E--         List of Closing Documents
Exhibit F--         Form of Officer's Certificate
Exhibit G--         Sample Calculations of Financial Covenants
Exhibit H--         Form of Money Market Quote Request
Exhibit I--         Form of Invitation for Money Market Quote
Exhibit J--         Form of Money Market Quote
Exhibit K--         Form of Designation Agreement

Schedule 1.1.4 --   Permitted Securities Options
Schedule 7.1-A --   Organizational Documents
Schedule 7.1-C --   Corporate Structure; Outstanding Capital Stock and
                    Partnership Interests; Partnership Agreement
Schedule 7.1-H --   Indebtedness for Borrowed Money; Contingent Obligations
Schedule 7.1-I --   Pending Actions
Schedule 7.1-P --   Environmental Matters
Schedule 7.1-Q --   ERISA Matters
Schedule 7.1-T --   Insurance Policies


============================================================================
                                                               EXHIBIT 10.62
_________________________________________________________________________






                          PARTNERSHIP AGREEMENT

                                   OF

                    SM PORTFOLIO LIMITED PARTNERSHIP



                             By and Between



                    MACERICH EQ LIMITED PARTNERSHIP,



                          MACERICH EQ GP CORP.,



                 SDG EQ DEVELOPERS LIMITED PARTNERSHIP,


                                   and


                         SDG EQ ASSOCIATES, INC.




                               Dated as of
                            February 24, 1998




________________________________________________________________________


                            TABLE OF CONTENTS



                                ARTICLE 1

                    Formation and Organization                  1
     1.1  Formation                                             1
     1.2  Name                                                  1
     1.3  Character of the Business                             1
     1.4  Principal Office                                      2
     1.5  Term                                                  2
     1.6  Title to Property                                     2
     1.7  Payments of Individual Obligations                    2
     1.8  Other Business Interests                              2
     1.9  Transactions with Affiliates                          3


                                ARTICLE 2

         Capital Contributions and Other Financing Matters      3
     2.1  Percentage Interests                                  3
     2.2  Initial Capital Contributions                         4
     2.3  Additional Capital Contributions                      6
     2.5  Other Matters                                         9
     2.6  No Third Party Beneficiary                            9
     2.7  Third Party Financing                                10

                                ARTICLE 3

                           Distributions                       10
     3.1  Distributions                                        10
     3.2  Distributions after Dissolution                      10
     3.3  Timing of Distributions Among Partners               10

                                ARTICLE 4

         Allocations and Other Tax and Accounting Matters      10
     4.1  Allocations                                          10
     4.2  Accounting, Books and Records                        10
     4.3  Reports                                              11
     4.4  Tax Returns; Information                             11
     4.5  Special Basis Adjustment                             12
     4.6  Tax Matters Partner                                  12

                                ARTICLE 5

                           Management                          12
     5.1  Executive Committee                                  12
     5.2  No Individual Authority                              15
     5.3  Operating Committee.                                 16
     5.4  Warranted Reliance by Executive Committee Members and
          Operating Committee Members on Others                18
     5.5  Intentionally Omitted                                18
     5.6  REIT Status                                          18
     5.7  Budgets                                              20
     5.8  Insurance                                            21
     5.9  Unanimous Consent                                    21
     5.10 Indemnification                                      21
     5.11 Compensation and Reimbursement.                      22
     5.12 No Employees.                                        23
     5.13 Personal Services Contract.                          23
     5.14 Defaults and Remedies                                23

                                ARTICLE 6

                      Transfers of Interests                   25
     6.1  Restrictions on Transfers                            25
     6.2  Transferee Requirements                              26
     6.3  Partnership Interest Loans                           26
     6.4  Admission of Transferee as a Partner                 31
     6.5  Allocations and Distributions Upon Transfers         31

                                ARTICLE 7

                             Buy-Sell                          32
     7.1  Buy-Sell Offering Notice                             32
     7.2  Exercise of Buy-Sell                                 32
     7.3  Closing                                              33

                                ARTICLE 8

                   Exit Call; Portfolio Sale                   34
     8.1  Call Rights                                          34
     8.2  Procedures upon Call Exercise                        34
     8.3  Closing Procedure                                    35
     8.5  Fair Market Value Appraisal Process                  37
     8.6  Portfolio Sale                                       37
     8.7  Effect of Existing Financing                         39

                                ARTICLE 9

                 Withdrawals; Actions for Partition            39
     9.1  Waiver of Partition                                  39
     9.2  Covenant Not to Withdraw or Dissolve                 39

                               ARTICLE 10

       Dissolution, Liquidation, Winding-Up and Termination    40
     10.1 Causes of Dissolution                                40
     10.2 Winding Up and Liquidation                           40
     10.3 Timing Requirements; Deemed Distribution and Re-
          contribution                                         41
     10.4 Sales Receivables                                    42
     10.5 Documentation of Dissolution and Termination         42

                               ARTICLE 11

                           Miscellaneous                       42
     11.1 Notices                                              42
     11.2 Binding Effect                                       42
     11.3 Construction of Agreement                            43
     11.4 Severability                                         43
     11.5 Incorporation by Reference                           43
     11.6 Further Assurances                                   43
     11.7 Governing Law                                        43
     11.8 Counterpart Execution                                43
     11.9 Loans                                                43
     11.10     No Third Party Rights                           44
     11.11     Estoppel Certificates                           44
     11.12     Usury                                           44
     11.13     Business Day                                    44
     11.14     Proposing and Adopting Amendments               44
     11.15     Partners Not Agents                             44
     11.16     Entire Understanding; Etc.                      44
     11.17     Action Without Dissolution                      45
     11.18     Attorneys' Fees                                 45
     11.19     Waiver of Jury Trial                            45
     11.20     Confidentiality                                 45
     11.21     Press Releases                                  45
     11.22     Existing Financing                              46



Schedule 1          -    Original Approved Pre-Closing Budget
Schedule 2          -    Macerich Managed Properties
Schedule 3          -    SDG Managed Properties
Schedule 4          -    List of Properties
Schedule 5          -    Noncompetition Area


                          PARTNERSHIP AGREEMENT
                                   OF
                    SM PORTFOLIO LIMITED PARTNERSHIP



           THIS PARTNERSHIP AGREEMENT (this "Agreement") is made and entered into as of February 24, 1998, by and between SDG EQ DEVELOPERS LIMITED PARTNERSHIP a Delaware limited partnership ("SDG"), SDG EQ ASSOCIATES, INC., a Delaware corporation ("SSPE"), MACERICH EQ LIMITED PARTNERSHIP, a Delaware limited partnership ("Macerich"), and MACERICH EQ GP CORP., a Delaware corporation ("MSPE"), on the terms and conditions set forth herein. Attached to this Agreement immediately following the signature page is a glossary of defined terms (the
"Glossary of Defined Terms"). Each capitalized term used in this Agreement either is defined in the Glossary of Defined Terms, or the location of its definition is cross-referenced in the Glossary of Defined Terms.


                                ARTICLE 1

                       Formation and Organization

           1.1 Formation. SDG, Macerich, SSPE and MSPE hereby form a limited partnership (the "Partnership") under the Act upon the terms and conditions set forth in this Agreement. Each of SSPE and MSPE (and their permitted successors-in-interest that are admitted as partners in the Partnership) is a general partner in the Partnership and is referred to herein individually as a "General Partner," and each of Macerich and SDG (and their permitted successors-in-interest that are admitted as partners in the Partnership) is a limited partner in the Partnership and is referred to herein individually as a "Limited Partner." Each of the General Partners and the Limited Partners are referred to herein individually as a "Partner" and, collectively, as the "Partners." SSPE and SDG, on the one hand, and MSPE and Macerich, on the other hand, are jointly referred to herein as a "Party" and collectively as "Parties". Any contributions by or distributions to a Party shall be deemed to have been made to or by, as the case may be, the entities constituting such Party in proportion to each such entity's Partnership Interest. The General Partners shall promptly execute, publish or file all assumed or fictitious name, or other similar, certificates required by law to be published or filed, in connection with the formation and operation of the Partnership in each state and locality where it is necessary or desirable to publish or file such certificates in order to form and operate the Partnership.

          1.2 Name. The name of the Partnership shall be "SM Portfolio Limited Partnership," and all business of the Partnership shall be conducted in such name or such other name as the Executive Committee, from time to time, shall unanimously select.

            1.3 Character of the Business. The purpose of the Partnership is to (a) hold a ninety-nine percent (99%) limited partner interest in the Underlying Partnership, (b) conduct all activities reasonably related to the ownership of such interests, (c) acquire, own, develop, finance, refinance, mortgage, encumber, hypothecate, lease, sell, maintain, improve, alter, remodel, expand, manage, exchange, dispose, and otherwise operate and deal with real property, (d) to transact any and all other businesses for which limited partnerships may be formed under Delaware law, and (e) to accomplish any of the foregoing purposes for its own account or as nominee, agent or trustee for others; provided, however, that such business shall be limited to and conducted in such a manner as to permit any Persons owning any interests in any of the Partners at all times to be classified as a "real estate investment trust" within the meaning of Section 856 of the Code (a "REIT").

            1.4 Principal Office. The principal office of the Partnership shall be at 233 Wilshire Boulevard, Suite 700, Santa Monica, California 90401, or at such other place as the Executive Committee may, from time to time, determine (the "Principal Office").

          1.5 Term. The Partnership shall commence on the date of this Agreement and shall continue until the Partnership is dissolved and terminated in accordance with the provisions of Article 10.

           1.6 Title to Property. All real and personal property owned by the Partnership shall be owned by the Partnership as an entity and no Partner shall have any ownership interest in such property in its individual name or right, and each Partner's interest in the Partnership shall be personal property for all purposes. Except as otherwise provided in this Agreement, the Partnership shall hold all of its real and personal property in the name of the Partnership and not in the name of any Partner.

           1.7 Payments of Individual Obligations. The Partnership's credit and assets shall be used solely for the benefit of the Partnership, and no asset of the Partnership shall be transferred or encumbered for, or in payment of, any individual obligation of a Partner.

          1.8  Other Business Interests.

                (a) Each Partner shall be required to devote only such time to the affairs of the Partnership as may be necessary for the proper performance of such Partner's duties hereunder. Except to the extent expressly provided to the contrary in this Section 1.8, nothing in this Agreement shall: (i) limit the rights of each Partner and its Affiliates, and such Partner's and Affiliate's respective officers, directors, employees and stockholders ("Related Persons") to serve other Persons in any capacity, to own interests in other businesses and undertakings, to pursue and engage in other investments, opportunities and activities, and to derive and enjoy profits, compensation and other consideration in respect thereof, whether or not such services, interests, businesses, undertakings, investments, opportunities and activities (collectively, "Other Interests") are similar to or competitive with the business or assets of the Partnership, (ii) afford any Partner any right to share in the profits, compensation and other consideration derived from the Other Interests of any other Partner or any other Partner's Related Persons, or to participate in the Other

Interests  of any other Partner or any other Partner's Related  Persons,
(iii) require any Partner to disclose to any other Partner or the Partnership the existence or nature of any such Other Interest, or
(iv) obligate any Partner to first offer any such Other Interest to any other Partner or the Partnership, or allow any other Partner or the Partnership to participate therein.

                (b) Notwithstanding the foregoing, until an individual Property has been sold or otherwise transferred by the Underlying Partnership or Partnership, respectively, a Party (or any Affiliate of a Party) (each a "Proposing Party") shall not obtain an equity interest (whether direct or indirect) in any real estate venture ("Real Estate Activity") within the area described as the "Non-Competition Area" for each Property on Schedule 5 attached hereto, as such Schedule 5 may be amended from time to time, ("Non-Competition Area") unless it has first provided the other Party (the "Nonproposing Party") with written notice describing in reasonable detail the proposed transaction and offering the transaction as a Partnership opportunity (the "Proposal") and the Nonproposing Party has failed to notify the Proposing Party within thirty (30) days of its receipt of such notice that such Nonproposing Party desires that the Partnership, rather than the Proposing Party individually, enter into and invest in such Real Estate Activity. In the event that the Nonproposing Party delivers the notice described in the immediately preceding sentence directing that the Partnership invest in the Real Estate Activity, each Party shall make any Additional Capital Contributions required by the Executive Committee to fund the investment of the Partnership pursuant to the Proposal, the Real Estate Activity will be an opportunity for the Partnership and the Real Estate Activity shall be included as a business of the Partnership within
Section 1.3. The Proposal described above shall include all information that the Proposing Party has with respect to the Real Estate Activity, including proformas, plans and specifications and economic projections relating to the Real Estate Activity. If the Nonproposing Party consents to the Proposing Party's investment in the Real Estate Activity individually or fails to respond to the Proposal within thirty (30) days after its receipt thereof, the Proposing Party or its Affiliate shall be permitted to invest in the Real Estate Activity in its individual capacity.

          1.9 Transactions with Affiliates. To the extent permitted by applicable law and except as otherwise provided in this Agreement
(including Section 5.11 hereof), the Operating Committee and any Property Manager, when acting through the Partnership , are hereby authorized to purchase property and services from, sell property and services to, or otherwise deal with any Partner, acting on its own behalf, or any Affiliate of any Partner, provided that any such purchase, sale, or other transaction (and any such Affiliates' affiliation to a Partner) shall be fully disclosed to the Partners and shall be made on market terms and conditions which are no less favorable to the Partnership (including as to price, quality and payment terms) than if the sale, purchase, or other transaction had been entered into with an independent third party.


                                ARTICLE 2

            Capital Contributions and Other Financing Matters

            2.1   Percentage  Interests.   The  names,  addresses,   and
percentage interests ("Percentage Interests") of the Partners are as follows:

          NAME AND ADDRESS                      PERCENTAGE INTEREST

     General Partners

          Macerich EQ GP Corp.
          233 Wilshire Boulevard, Suite 700
          Santa Monica, California  90401
          Telecopier No.:  (310) 395-2791                .1%

          SDG EQ Associates, Inc.
          c/o Simon DeBartolo Group
          National City Center
          115 West Washington Street
          Indianapolis, Indiana  46204
          Telecopier No.:  (317) 685-7221                .1%

     Limited Partners

          Macerich EQ Limited Partnership
          233 Wilshire Boulevard, Suite 700
          Santa Monica, California  90401
          Telecopier No.:  (310) 395-2791              49.9%

          SDG EQ Developers Limited Partnership
          c/o Simon DeBartolo Group
          National City Center
          115 West Washington Street
          Indianapolis, Indiana  46204
          Telecopier No.:  (317) 685-7221              49.9%


           2.2   Initial  Capital Contributions.   The  initial  Capital
Contributions ("Initial Capital Contributions") of the Parties shall be made as follows:

                (a) Concurrently with the execution of the Purchase Agreement by the Underlying Partnership, each Party shall deliver to Equitable (the seller of the Properties), as a contribution to the Partnership, and as a contribution by the Partnership to the Underlying Partnership, a clean, irrevocable letter of credit in the amount of $12,500,000 each naming Equitable as beneficiary (such letters of credit to satisfy the "Deposit" requirement under the Purchase Agreement). For this purpose, each of SDG and Macerich shall be deemed to have contributed to each of SSPE and MSPE, respectively, a portion of each such letter of credit representing each's proportionate interest in the Partnership, which letters of credit shall be deemed contributed by to the Partnership by SSPE and MSPE.

                (b) Each Party hereby agrees to contribute to the capital of the Partnership, as a Capital Contribution, an amount equal to fifty percent (50%) of the Closing Funding Requirement (as defined below), subject, however, to the remaining provisions of this
Section 2.2. As used herein, the term "Closing Funding Requirement" shall mean the sum of (i) all amounts required to be deposited by the Underlying Partnership with Escrow Agent pursuant to the Purchase Agreement in order to close the transaction thereunder, including amounts due to Equitable under the Purchase Agreement as the purchase price consideration paid for the Underlying Properties and the Underlying Partnership's share of all closing costs and expenses required to be deposited with and paid through Escrow Agent pursuant to the Purchase Agreement (the "Escrow Closing Requirement"), (ii) all out-of-pocket costs and expenses paid or payable to Persons other than the Underlying Partnership, any Partner or any Affiliate thereof (other than those amounts described in Clause (i) above) that have been and/or will be incurred by the Underlying Partnership, the Partnership, the Partners and the Partners' respective Affiliates in connection with the formation of the Partnership and the Underlying Partnership and investigating and acquiring the Properties (including, without limitation, costs incurred in connection with the negotiation of the Purchase Agreement and this Agreement and all out-of-pocket due diligence costs and fees (collectively, "Due Diligence, Formation and Acquisition Costs"), and
(iii) the amount set forth in the Original Approved Pre-Closing Budget (as defined below) for the funding of the Underlying Partnership's initial capital improvement and operating reserve (as such amount may be adjusted by the mutual consent of the Partners in their sole and absolute discretion) (the "Initial Reserve Requirements").

                (c)   Attached  hereto as Schedule 1 is  a  budget  (the
"Original Approved Pre-Closing Budget") reflecting the Partners' best and good-faith estimate of all Due Diligence, Formation and Acquisition Costs that will be incurred in connection with the Partnership and
Underlying Partnership's formation and the acquisition of the Properties. In the event that any Party incurs Due Diligence, Formation and Acquisition Costs in excess of that budgeted in the Original Approved Pre-Closing Budget, the written approval of the other Party shall be required before such additional amount may be included in the Closing Funding Requirement. In the event that a Party requests in writing that the other Party approve any such additional expenditure or cost and the other Party fails to disapprove of the same in writing (together with its specific written objections thereto) within five (5) business days after its receipt of such request, such expenditure or cost shall be deemed approved (but in each case only if such written request specifically advises the Party that failure to respond within such five (5) business day period will result in such deemed approval).

               (d) Each of the Parties separately agrees to deposit its portion of the Escrow Closing Requirement in escrow in good funds with Escrow Agent at least one (1) business day prior to the Underlying Partnership's acquisition of the Underlying Properties.

Notwithstanding the foregoing, each Party shall be permitted to deposit its portion of the Escrow Closing Requirement into a separate escrow established with such Escrow Agent, which escrow shall be solely for such Party's benefit until the closing of the acquisition of the Underlying Properties, and shall be terminable solely by such Party (provided that any such termination shall not relieve or release such
Party of its obligations hereunder, if any). Concurrently with such Party's deposit of its portion of the Escrow Closing Requirement in escrow, such Party shall enter into escrow instructions with Escrow Agent authorizing Escrow Agent to transfer such amounts into the escrow established for the purchase and sale of the Underlying Properties upon the satisfaction of all conditions precedent for the closing of such purchase and sale. Such escrow instructions shall also provide that if the closing of the purchase and sale of the Underlying Properties does not occur on or before the date set forth in Section 10.1(h), the escrow shall terminate and all sums held therein (together with any interest actually earned thereon) shall be immediately returned to such Party (whereupon such Party shall have no further liability or duty hereunder with respect to the making of such portion of the Escrow Closing Requirement), unless Escrow Agent receives written instructions from such Party to extend such escrow. Any interest earned on amounts placed in escrow prior to such closing shall accrue for the benefit of the Party depositing same. Each Party shall deposit into the Partnership accounts designated by the Operating Committee prior to the acquisition of the Underlying Properties such Party's share of the Initial Reserve Requirement. The Parties shall meet and shall exchange invoices and other evidence of Due Diligence, Formation and Acquisition Costs incurred by each of them or their Affiliates in connection with the purchase and sale transaction. Once the Parties have agreed upon all Due Diligence, Formation and Acquisition Costs, the Party who incurred the lesser amount of Due Diligence, Formation and Acquisition Costs shall promptly pay to the other Party an amount sufficient to reimburse such other Party for the share of Due Diligence, Formation and Acquisition Costs incurred by such other Party in excess of its combined 50% share, it being the intention of the Parties that all Due Diligence, Formation and Acquisition Costs be shared by the Parties equally.

                (e) Notwithstanding anything else to the contrary contained in this Agreement, if the Purchase Agreement is terminated or the purchase and sale of the Underlying Properties fails to occur, each Party shall bear fifty percent (50%) of the aggregate Due Diligence, Formation and Acquisition Costs. If a Party has paid a disproportionate share of the aggregate Due Diligence, Formation and Acquisition Costs, the other Party shall pay to such Party the amount necessary such that each Party bears such costs in the foregoing proportions, which payment shall be made within fifteen (15) days after delivery of written notice, together with reasonably detailed supporting documentation. Each Party agrees to provide to the other Party such documentation as is reasonably necessary to substantiate such costs incurred by such Party. Nothing contained in this Section 2.2(e) shall limit or impair any right or remedy that a Party may have against any other Party as a result of such other Party's breach of any obligation such other Party may have under this Agreement to make its Initial Capital Contribution.

          2.3  Additional Capital Contributions.

                 (a) Additional capital contributions ("Additional Capital Contributions") may be called for in accordance with this
Section 2.3. The Executive Committee may call for Additional Capital Contributions for any reason. Additional Capital Contributions may also be called for by either Party if necessary in order to fund Cash Flow Shortfalls or Budgeted Capital Items and for no other reason without the approval of the Executive Committee. Except as otherwise provided in subsection (b) below, Additional Capital Contributions shall be made upon written demand by the requesting Party upon the other Party, or by the Executive Committee upon the Parties, as the case may be, from time to time, shall be payable in proportion to the Percentage Interests of the Parties, and shall be contributed by the Parties within ten (10) business days of the receipt of the notice hereinbefore described, which notice shall state the amount of such Additional Capital Contribution required from each Party.

                (b) Each Party agrees to make all Additional Capital Contributions required to be made in accordance with this Agreement within the ten (10) business day period described in subsection (a)
above; provided that, any Party may, during such ten (10) business day period, request that the Partnership seek third party financing (in lieu of the Parties making Additional Capital Contributions) to satisfy the Partnership's cash need. In the event that either Party makes such request, the period of time within which the Additional Capital Contributions must be made will be extended as hereinafter provided, and the Partnership shall use its commercially reasonable efforts to secure third party financing at commercially reasonable rates to satisfy the Partnership's cash needs. If the Partnership is unable to secure any such financing on terms that are mutually acceptable to and approved by the Parties within thirty (30) days after any Party's request to fund the required amounts via third party financing, the Additional Capital Contributions shall immediately become due and payable within five (5) business days after the expiration of such thirty (30) day period. If any Party fails to make its share of the Additional Capital Contributions within the said five (5) business day period, then the terms and provisions of subsection (c) below shall apply.

                (c) If a Party fails to make its share of any required Additional Capital Contributions after the Partnership has been unable to secure third party financing approved by both Parties pursuant to subsection (b) above, then such Party (the "Noncontributing Party") shall be a Defaulting Party hereunder, and the other Party (a "Contributing Party") who has made its share of such Additional Capital Contributions may elect to give notice to the Noncontributing Party of its default hereunder. If such Noncontributing Party cures such default within the cure period set forth in Section 5.14(a) hereof, it shall thereupon become a Contributing Party. If such Noncontributing Party fails to cure such default within the cure period set forth in
Section 5.14(a) hereof, then the Contributing Party may, in its sole discretion and without limitation on its other rights and remedies under this Agreement, elect to exercise its rights under the following subsections (d) or (e) of this Section 2.3 (subject to the terms and conditions set forth in said subsections (d) and (e)).

                (d) The Contributing Party shall have the right to withdraw all of its Additional Capital Contribution immediately after the expiration of the Noncontributing Party's cure period. Any Contributing Party that withdraws its Additional Capital Contribution in compliance with this provision shall not be deemed a Defaulting Party by reason of such withdrawal.

                (e) The Contributing Party shall have the right to make a Default Loan to the Partnership pursuant to Section 2.4 equal to 100% of the Noncontributing Party's share of the Additional Capital Contributions that it failed to contribute.

          2.4  Default Loans.

                (a) Without limitation on any other rights and remedies of the Partners, if a Noncontributing Party shall have failed to timely pay its portion of the Closing Funding Requirement as provided in
Section 2.2 or to make any Additional Capital Contributions as required pursuant to this Agreement, and fails to cure such default after receiving notice thereof within the applicable cure period provided under Section 5.14(a) hereof, the Contributing Party may advance the amount of such delinquency to the Partnership and direct the Partnership to pay the party or parties (which party or parties may be a Partner (or Affiliate of a Partner) hereunder, including the Contributing Party (or an Affiliate of the Contributing Party) making such advance, if such amount is owed to such Person) to whom the same is owed. Any such advance shall be treated as a loan (a "Default Loan") by such Contributing Party to the Partnership, payable on demand, and shall bear interest at the Base Rate plus three percent (3%) per annum (compounded monthly as of the last day of each calendar month) from the date of such loan to the date of payment in full. In addition and without limitation on the foregoing, the making of such Default Loan shall also create an obligation on the part of the Noncontributing Party to contribute to the Partnership an amount equal to the amount of the Default Loan (together with interest at the aforesaid rate) made by the Contributing Party to the Partnership. As used herein, the term "Base Rate" shall mean the commercial loan rate of interest announced publicly from time to time by Chase Manhattan Bank in New York, New York as such bank's "prime rate", as from time to time in effect, such interest rate to change monthly as of the first day of the calendar month next succeeding the calendar month in which a change in Base Rate occurs; provided that, if such rate is unavailable for any reason, then the parties shall meet and agree upon a different bank's "prime rate" or "reference rate" to serve as the Base Rate hereunder.

                (b) The Contributing Party shall give written notice to the Noncontributing Party of the making of any Default Loan, and the Noncontributing Party may contribute the amount of such advance (plus all accrued interest) to the Partnership at any time (and shall contribute such amount at the time prescribed by Section 10.2 hereof). The Partnership shall immediately pay such amounts received from the Noncontributing Party to the Contributing Party. Such payments by the Noncontributing Party to the Partnership and from the Partnership to the Contributing Party shall be applied first against accrued interest and then against the principal of the Default Loan until the repayment in full of principal and accrued interest on the Default Loan.

Notwithstanding any provision to the contrary herein, at any time when a Default Loan shall be outstanding, all distributions of Net Cash Flow by the Partnership from and after the making of such Default Loan shall be made as follows: first, all such distributions to which the Contributing Party would normally (i.e., but for the effect and operation of the provisions set forth in this Section 2.4) be entitled to receive under
Section 3.1 shall be calculated and made to such Contributing Party; second, the balance, if any, shall be paid by the Partnership directly to the Contributing Party to be applied first against interest and then against principal of the Default Loan; and third, the balance, if any, shall be paid to the Noncontributing Party in respect of the amounts to which it would normally (i.e., but for the effect and operation of the provisions set forth in this Section 2.4) be entitled to receive under
Section 3.1 (and to the extent such amounts, if any, paid to the Noncontributing Party are less than the amounts which the Noncontributing Party would normally be entitled to receive under
Section 3.1, such deficiency shall forever be forfeited by the Noncontributing Party and it shall have no right to recoup or recover the same out of future distributions hereunder). Only upon the payment in full of the principal of and all accrued interest on a Default Loan shall the Noncontributing Party's Event of Default with respect to which the Default Loan was made be deemed cured and after such cure, provided no other Event of Default of the Noncontributing Party then exists, the Noncontributing Party's rights under this Agreement shall be immediately reinstated.

                (c) Upon request by the Contributing Party at any time from the date of the Contributing Party's advance pursuant to subsection
(a) above until any such Default Loan shall be repaid in full by cash payment, the Noncontributing Party shall, on its own behalf and/or on behalf of the Partnership, execute any and all documents reasonably requested by the Contributing Party, including, without limitation, promissory notes or such other documentation as may be necessary to reflect and perfect the Contributing Party's rights under this Section
2.4 (and for such purpose the Noncontributing Party hereby appoints the Contributing Party its true and lawful attorney-in-fact with full power of substitution to execute and deliver such documents on behalf of such Noncontributing Party, which power of attorney shall be deemed to be a power coupled with an interest which cannot be revoked by death, dissolution or otherwise).

          2.5  Other Matters.

                (a) Except as otherwise provided in this Agreement, no Party shall demand or receive a return of its Capital Contributions or withdraw from the Partnership without the consent of all Partners. Under circumstances requiring a return of any Capital Contributions, no Partner shall have the right to receive property other than cash except as may be specifically provided herein.

                (b) No Partner shall receive any interest, salary, or draw with respect to its Capital Contributions or its Capital Account or for services rendered on behalf of the Partnership or otherwise in its capacity as Partner, except as otherwise provided in this Agreement. No Partner shall be entitled to interest on its Capital Contributions or on such Partner's Capital Account.

           2.6 No Third Party Beneficiary. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or loans or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions to the Partnership shall be deemed asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners. Without limiting the generality of the foregoing, a deficit capital account of a Partner shall not be deemed to be a liability of such Partner nor an asset or property of the Partnership.

           2.7 Third Party Financing. Except as otherwise provided herein to the contrary, the Partnership may obtain, on its own behalf, upon the approval of the Executive Committee, all additional money and funds necessary, at any time, to develop, construct, acquire and operate the Partnership Assets. No Partner or Affiliate of a Partner shall be required to guaranty or make any other financial commitment with respect to any debt or other obligation of the Partnership. The Operating Committee shall use commercially reasonable efforts to obtain, on behalf of the Partnership, all additional money and funds necessary, at any time, to conduct the business of the Partnership that cannot be funded through the resources of the Partnership.


                                ARTICLE 3

                              Distributions

          3.1 Distributions. As soon as practicable after the approval by the Executive Committee of the quarterly statements of Net Cash Flow prepared and delivered pursuant to Section 4.3, the Partnership shall distribute such portion of the Net Cash Flow of the Partnership for the quarterly period covered by each such statement as the Executive Committee or Operating Committee may elect to distribute (which shall not, in any event, equal less than ninety percent (90%) of the total Funds From Operations for such quarterly period), to the Partners pro rata in accordance with their respective Percentage Interests, subject to the alternative allocations set forth in Section 2.4(b) in the event that a Default Loan is then outstanding. Notwithstanding the foregoing, the Executive Committee shall approve for each period a distribution sufficient to satisfy the requirements of Section 5.6(f) hereof.

           3.2 Distributions after Dissolution. Notwithstanding the provisions of Section 3.1 to the contrary, all distributions of Net Cash Flow to be made from and after the dissolution of the Partnership shall be made in accordance with the provisions of Article 10.

           3.3   Timing  of  Distributions Among  Partners.   Except  as
provided in Section 6.3, all distributions of cash shall be distributed to the Persons who are Partners on the day such distribution is made.


                                ARTICLE 4

            Allocations and Other Tax and Accounting Matters

           4.1 Allocations. The Net Income, Net Loss and/or other Tax Items of the Partnership shall be allocated pursuant to the provisions of the Allocations Exhibit.

           4.2 Accounting, Books and Records. The Partnership shall maintain or cause to be maintained at its Principal Office (with full and complete copies thereof to be delivered to and maintained at the offices of the Simon DeBartolo Group at 115 West Washington Street, Indianapolis, Indiana 46204) separate books of account for the Partnership which shall show a true and accurate record of all costs and expenses incurred, all charges made, all credits made and received, and all income derived in connection with the operation of the Partnership business in accordance with generally accepted accounting principles consistently applied and, to the extent inconsistent therewith, in accordance with this Agreement. The Partnership shall use the accrual method of accounting in preparation of its annual reports and for tax purposes and shall keep its book accordingly. Each Partner shall, at its sole expense, have the right, at any time, without notice to any other Partner, to examine, copy, and audit the Partnership's books and records during normal business hours.


          4.3  Reports.

                (a) In General. The Operating Committee shall be responsible for the preparation of financial reports of the Partnership and the coordination of financial matters of the Partnership with the Accountants.

                (b) Reports. Within sixty (60) days after the end of each Fiscal Year and within thirty (30) days after the end of each of the first three (3) fiscal quarters, and within thirty (30) days after the end of each calendar month, the Operating Committee shall cause each Executive Committee Member to be furnished with a copy of the balance sheet of the Partnership as of the last day of the applicable period, and a statement of income or loss for the Partnership for such period. In addition, concurrently with the delivery of the quarterly and year-end financial statements referred to in the preceding sentence, the Operating Committee shall cause each Executive Committee Member to be furnished with a copy of a statement setting forth the calculation of the Net Cash Flow (if any) for such prior quarterly period, and setting forth the calculation of all amounts to be distributed to the Partners pursuant to Section 3.1 or Section 10.2, as the case may be. Annual statements shall also include a statement of the Partners' Capital

Accounts and changes therein for such Fiscal Year. Annual statements shall be audited by the Accountants, and shall be in such form as shall enable the Partners to comply with all reporting requirements applicable to either of them or their Affiliates under the Securities Exchange Act of 1934, as amended. All quarterly and annual statements shall be subject to the approval of the Executive Committee, and no action shall be taken with respect thereto until such approval has been given. The Operating Committee shall also cause to be prepared such reports and/or information as are necessary for the Partners (or any Persons who directly or indirectly own interests in the Partners) to determine their qualification as a REIT and their compliance with all requirements to qualify as a REIT or as may be required by any lender of the Partnership.

           4.4 Tax Returns; Information. The Operating Committee shall arrange for the preparation and timely filing of all income and other tax returns of the Partnership. Within ninety (90) days after the end of each Fiscal Year, the Operating Committee shall cause the Accountants to prepare the Partnership's tax returns for approval and execution by the Operating Committee. The Operating Committee shall furnish to each Partner a copy of each approved return, together with any schedules or other information which each Partner may require in connection with such Partner's own tax affairs. The Partnership shall be treated and shall file its tax returns as a partnership for federal, state and municipal income tax and other tax purposes. Upon request of any Partner, any elections made pursuant to this Agreement under the provisions of the Code or similar provisions hereafter enacted shall be evidenced by appropriate filings with the Internal Revenue Service on behalf of the Partnership.

           4.5   Special  Basis  Adjustment.   In  connection  with  any
Transfer of a Partnership Interest permitted under Article 6, the Operating Committee shall cause the Partnership, at the written request of the transferor or the Transferee, but only upon the approval of the General Partners, on behalf of the Partnership and at the time and in the manner provided in Regulations Section 1.754-1(b), to make an election to adjust the basis of the Partnership's property in the manner provided in Sections 734(b) and 743(b) of the Code, and the Transferee shall pay all costs incurred by the Partnership in connection therewith, including reasonable attorneys' and accountants' fees.

           4.6 Tax Matters Partner. MSPE is specially authorized and appointed to act as the "Tax Matters Partner" under the Code and in any similar capacity under state or local law; provided, however, that it shall exercise its authority in such capacity subject to all applicable terms and limitations set forth in this Agreement. Notwithstanding the foregoing, the Tax Matters Partner shall not, without the prior written approval of the other General Partner, (i) make any tax election on behalf of the Partnership, (ii) take any action with respect to any federal, state or local contest of any partnership item (as defined in
Section 6231(a)(7) of the Code (or any successor thereto) (and comparable provisions of state and local income tax laws) of the Partnership, or (iii) take any action with respect to any audit of any federal, state or local income tax return or income tax report filed by or on behalf of the Partnership.

                                ARTICLE 5

                               Management

           5.1 Executive Committee. The Partnership shall at all times have an executive committee (the "Executive Committee") composed of two individuals (the "Executive Committee Members") who shall vote on Major Decisions and oversee the performance of the Operating Committee.

               (a)  Membership and Voting.

                     (i) Membership. The Executive Committee will consist of two (2) Executive Committee Members, with one (1) Executive Committee Member appointed by each General Partner. Concurrently with the execution and delivery of this Agreement, the General Partners have notified one another in writing of their respective initial appointed Executive Committee Member. Each General Partner may, at any time, appoint an alternate Executive Committee Member by prior written notice to the other General Partner's appointed Executive Committee Member and such alternates will have all the powers, authority and duties of a regular Executive Committee Member in the absence or inability of a regular Executive Committee Member to serve. In no event, however, shall the other Executive Committee Member be under any obligation to make inquiries as to, or verify or confirm, any such absence or inability to serve of a regular Executive Committee Member, it being understood and agreed that the Executive Committee Members shall be entitled to rely upon and accept an alternate Executive Committee Member's assertion of the absence or inability to serve of the regular Executive Committee Member in question. Each
     General Partner shall cause its appointed Executive Committee Member and alternate Executive Committee Member to comply with the terms of this Agreement. Each General Partner will have the power to remove its Executive Committee Member or alternate Executive Committee Member appointed by it by written notice to the other General Partner's Executive Committee Member. Vacancies on the Executive Committee will be filled by appointment by the General Partner that appointed the Executive Committee Member previously holding the position that is then vacant. The General Partners may mutually agree to increase or decrease the size of the Executive Committee proportionately, from time to time. Notices to an Executive Committee Member shall be delivered to such Person's attention at the address set forth in Section 2.1 for the General Partner that appointed such Executive Committee Member, and in the manner prescribed in Section 11.1. No appointment or removal by a General Partner of an Executive Committee Member or alternate Executive Committee Member shall be effective until written notice of such action is received or deemed received pursuant to Section
     11.1 by the Executive Committee Member of the other General Partner. Each General Partner, its Limited Partner affiliate, and its respective Executive Committee Member and alternate Executive Committee Member, when dealing with the other General Partner's respective Executive Committee Member and alternate Executive Committee Member, (i) shall be entitled to rely upon and accept the written act, approval, consent or vote of each of such other
     General Partner's then-appointed Executive Committee Member and alternate Executive Committee Member, and (ii) shall be under no obligation to make any inquiries in order to verify or confirm any of such written acts, approvals, consents or votes.

                (ii) Voting. Each Executive Committee Member shall have one vote on any decision of the Executive Committee. An Executive Committee Member may give a written proxy to another Executive
     Committee Member to vote on such Executive Committee Member's behalf in such Executive Committee Member's absence. Except as expressly provided to the contrary in this Agreement, all actions, decisions, capital calls, determinations, waivers, approvals and consents to be taken or given by the Executive Committee must be unanimously approved by the Executive Committee Members (whether or not present at the meeting at which such vote occurs).

               (b) Meetings of the Executive Committee; Time and Place. Unless otherwise agreed by the Executive Committee, regular meetings of the Executive Committee shall be held no less often than quarterly at such time and at such place as the Executive Committee shall determine. At such regular meetings, the Operating Committee shall report on the financial performance and condition of the Partnership on a year-to-date basis (including cash flows, reserves, outstanding loans, and compliance efforts), progress on capital projects, material contracts entered into, material litigation, marketing and leasing efforts, deviations from any Budget and such other matters relevant to the management and operation of the Partnership and the Properties. Special meetings of the Executive Committee shall be held on the call of any Executive Committee Member; provided that at least three (3) business days' notice is given to all Executive Committee Members (unless written waiver of this requirement by all Executive Committee Members is obtained). A quorum for any Executive Committee meeting shall consist of not less than two
(2) Executive Committee Members (one appointed by each General Partner) present either in person or by proxy. The Executive Committee may make use of telephones and other electronic devices to hold meetings; provided that the Executive Committee Members participating in such meeting can hear one another. The Executive Committee may act without a meeting if the action taken is reduced to writing and approved by the Executive Committee in accordance with the other voting provisions of this Agreement. Written minutes shall be taken at each meeting of the Executive Committee. However, any action taken or matter agreed upon by the Executive Committee shall be deemed final, whether or not written minutes are ever prepared or finalized.

                (c) Major Decisions. No action shall be taken, no sum shall be expended and no obligation shall be incurred by the Operating Committee or any Property Manager with respect to any matter affecting the Partnership which is within the scope of a Major Decision unless such Major Decision shall have been approved by the Executive Committee in advance in writing. A "Major Decision" shall mean any decision:

                     (i) to sell, assign, transfer, exchange, grant easements over, or otherwise convey or dispose of, any of the Partnership Properties, or any portion thereof or any material interest therein, or to lease or license the Partnership's entire interest in any of the Partnership Properties ;

                     (ii) to acquire any Partnership Property or any option or interest therein, and to appoint the Property Manager with respect to each such Partnership Property;

                     (iii) to approve or make any change to any Budget or marketing plan for the Partnership or any of the Partnership Properties;

                    (iv) to amend this Agreement ;

                    (v) to borrow money or to apply for, execute, grant or modify any mortgage, pledge, deed of trust, financing statement, encumbrance or other hypothecation or security agreement affecting the Partnership Assets or any portion thereof or any interest therein, except as otherwise may be provided in an approved Budget;

                      (vi) to approve proposals submitted to, or agreements entered into, or to authorize or give any consent with respect to any matter relating to zoning, rezoning variances, compliance with environmental laws, subdivision, modification of development rights or other land use matters which affect the
     Partnership or any of the Partnership   Properties;

                    (vii)     to select and retain the Accountants;

                    (viii) to approve the Partnership's tax returns, or to make proposals to or to conduct any actions, litigation or other activities with federal or state taxing authorities;

                     (ix) to change or permit to be changed in any substantial way the accounting process and procedures employed in keeping the books of account or preparing financial statements with respect to the operation or management of the Partnership pursuant to this Agreement;

                    (x) to compromise or settle any claim for insurance proceeds, or any claim for payment of awards or damages arising out of the exercise of eminent domain by any public or governmental authority;

                     (xi) to make, execute or deliver on behalf of the Partnership any assignment for the benefit of creditors;

                     (xii) to dissolve, terminate or liquidate the Partnership, or to petition a court for the dissolution, termination or liquidation of the Partnership, except in accordance with this Agreement;

                     (xiii)    to cause the Partnership, or any  of  the
     Partnership Properties to be subject to the authority of any trustee, custodian or receiver or to be subject to any proceeding for bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, relief of debtors, or similar proceedings;

                     (xiv) to obligate the Partnership as a surety, guarantor, indemnitor or accommodation party to any obligation;

                     (xv) to enter into, terminate, accept the surrender of, modify, amend, supplement, or give any material approval, consent or waiver on behalf of the Partnership under the Purchase Agreement or any of the loan documents relating to the Existing Financing; or

                     (xvi) to take any other action or decision that this Agreement provides may only be taken or made by the Executive Committee.

           5.2 No Individual Authority. Except as otherwise expressly provided in this Agreement, no Partner, acting alone, shall have any authority to act for, or undertake or assume any obligation or responsibility on behalf of, any other Partner or the Partnership.

           5.3 Operating Committee. Unless otherwise agreed to by the General Partners, the management of the Partnership, subject to the restrictions on its authority set forth in Section 5.1, shall be vested in the operating committee (the "Operating Committee"). The Operating Committee shall be composed of two individuals (the "Operating Committee Members") who shall vote on all management issues relating to the business and operations of the Partnership.

               (a)  Membership and Voting.

                     (i) Membership. The Operating Committee will consist of two (2) Operating Committee Members, with one (1) Operating Committee Member appointed by each General Partner. Concurrently with the execution and delivery of this Agreement, the General Partners have notified one another in writing of their respective initial appointed Operating Committee Member. Each General Partner may, at any time, appoint one of its employees as an alternate Operating Committee Member by prior written notice to the other General Partner's appointed Operating Committee Member and such alternates will have all the powers, authority and duties of a regular Operating Committee Member in the absence or inability of a regular Operating Committee Member to serve. In no event, however, shall the other Operating Committee Member be under any obligation to make inquiries as to, or verify or confirm, any such absence or inability to serve of a regular Operating Committee

     Member, it being understood and agreed that the Operating Committee Members shall be entitled to rely upon and accept an alternate Operating Committee Member's assertion of the absence or inability to serve of the regular Operating Committee Member in question. Each General Partner shall cause its appointed Operating Committee Member and alternate Operating Committee Member to comply with the terms of this Agreement. Each General Partner will have the power to remove its Operating Committee Member or alternate Operating Committee Member appointed by it by written notice to the other General Partner's Operating Committee Member. Vacancies on the Operating Committee will be filled by appointment by the General Partner that appointed the Operating Committee Member previously holding the position that is then vacant. The General Partners may mutually agree to increase or decrease the size of the Operating Committee proportionately, from time to time. Notices to an Operating Committee Member shall be delivered to such Person's attention at the address set forth in Section 2.1 for the General Partner that appointed such Operating Committee Member, and in the manner prescribed in Section 11.1. No appointment or removal by a General Partner of an Operating Committee Member or alternate Operating Committee Member shall be effective until written notice of such action is received or deemed received pursuant to Section
     11.1 by the Operating Committee Member of the other General Partner. Each General Partner, its Limited Partner affiliate, and its respective Operating Committee Member and alternate Operating Committee Member, when dealing with the other General Partner's respective Operating Committee Member and alternate Operating Committee Member, (i) shall be entitled to rely upon and accept the written act, approval, consent or vote of each of such other
     General Partner's then-appointed Operating Committee Member and alternate Operating Committee Member, and (ii) shall be under no obligation to make any inquiries in order to verify or confirm any of such written acts, approvals, consents or votes.

                     (ii) Voting. Each Operating Committee Member shall have one vote on any decision of the Operating Committee. An Operating Committee Member may give a written proxy to another Operating Committee Member or any Partner's employee to vote on such Operating Committee Member's behalf in such Operating Committee Member's absence. Except as expressly provided to the contrary in this Agreement, all actions, decisions, capital calls, determinations, waivers, approvals and consents to be taken or given by the Operating Committee must be unanimously approved by the Operating Committee Members (whether or not present at the meeting at which such vote occurs).

                (b) Reports and Meetings of the Operating Committee; Time and Place. The Operating Committee shall report to the Executive Committee on activities undertaken by the Operating Committee, as required by the Executive Committee and this Agreement. Unless otherwise agreed by the Operating Committee, regular meetings of the Operating Committee shall be held monthly at such time and at such place as the Operating Committee shall determine. Special meetings of the Operating Committee shall be held on the call of any Operating Committee

Member; provided that at least three (3) business days' notice is given to all Operating Committee Members (unless written waiver of this requirement by all Operating Committee Members is obtained). A quorum for any Operating Committee meeting shall consist of not less than two
(2) Operating Committee Members (one appointed by each General Partner) present either in person or by proxy. The Operating Committee may make use of telephones and other electronic devices to hold meetings; provided that the Operating Committee Members participating in such meeting can hear one another. The Operating Committee may act without a meeting if the action taken is reduced to writing and approved by the Operating Committee in accordance with the other voting provisions of this Agreement. Written minutes shall be taken at each meeting of the Operating Committee. However, any action taken or matter agreed upon by the Operating Committee shall be deemed final, whether or not written minutes are ever prepared or finalized. Operating Committee meetings may be attended by persons other than the Operating Committee Members (including other employees of the Partners and their Affiliates).

                (c) Duties of the Operating Committee. The Operating Committee shall be generally responsible for overseeing and managing the day-to-day business, operations and affairs of the Partnership and carrying out the duties delegated to it by the Executive Committee, and shall have fiduciary responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in its immediate possession or control. The Operating Committee may, in carrying out its duties, defend against lawsuits or other judicial or administrative proceedings brought against the Partnership, provided that it promptly notifies the Executive Committee of such action. The funds of the Partnership shall not be commingled with the funds of any other Person, and the Operating Committee shall not employ, or permit any other Person to employ, such funds in any manner except for the benefit of the Partnership. The bank accounts of the Partnership shall be maintained in such banking institutions as are approved by the Operating Committee and withdrawals shall be made only in the regular course of Partnership business and as otherwise authorized in this Agreement on such signature or signatures as the Operating Committee may determine. The Operating Committee shall also have the duties imposed upon it elsewhere in this Agreement. The Operating Committee shall devote sufficient time, effort and managerial resources to the business of the Partnership as is reasonably required to fulfill its obligations hereunder.

           5.4 Warranted Reliance by Executive Committee Members and Operating Committee Members on Others. In exercising their authority and performing their duties under this Agreement, the Executive Committee Members and the Operating Committee Members shall be entitled to rely on information, opinions, reports, or statements of the following persons or groups unless they have actual knowledge concerning the matter in question that would cause such reliance to be unwarranted:

                (a) one or more agents of the Partnership whom the Executive Committee Member or Operating Committee Member, as the case may be, reasonably believes to be reliable and competent in the matters presented; and

                (b) any attorney, public accountant, or other person as to matters which the Executive Committee Member or Operating Committee Member, as the case may be, reasonably believes to be within such person's professional or expert competence.

          5.5   Intentionally Omitted.

           5.6 REIT Status. The Partners hereby acknowledge that Macerich and SDG (and/or certain Persons directly or indirectly owning interests in Macerich or SDG) are and intend to qualify at all times as a REIT, and that each such Partner's or other Person's ability to qualify as such will depend principally upon the nature of the Partnership's operations. Accordingly, the Partnership's operations shall be conducted at all times in a manner that will enable each of Macerich, SDG and each Person owning, directly or indirectly, interests in either Macerich or SDG to satisfy all requirements for REIT status under Sections 856 through 860 of the Code and the regulations promulgated thereunder to the extent possible. In furtherance of the foregoing (and not in limitation thereof), notwithstanding any other provision herein to the contrary, the Partnership shall conduct its operations in accordance with the following provisions at all times:

                (a) The Partnership shall not render any services to any lessee or sublessee or any customer thereof, either directly or through an "independent contractor" within the meaning of Section 856(d)(3) of the Code, if the rendering of such services shall cause all or any part of the rents received by the Partnership to fail to qualify as "rents from real property" within the meaning of Section 856(d) of the Code;

                (b) The Partnership shall not own, directly or indirectly (taking into account the attribution rules referred to in Section 856(d)(5) of the Code), in the aggregate 10% or more of the total number of shares of all classes of stock, 10% or more of the voting power of all classes of voting stock or 10% or more of the assets or net profits of any lessee or sublessee of all or any part of any of the Properties or any Partnership Property;

                (c) No lease or sublease of any space at the Properties shall provide for any rent based in whole or in part on the "income or profits" within the meaning of Section 856(d)(2)(A) of the Code derived by any lessee or sublessee;

                (d) The Partnership shall not own more than 10% of the outstanding voting securities of any one issuer (as determined for purposes of Section 856(c)(5)(B) of the Code);

                (e) Neither the Partnership nor any Partner shall take any action (or fail to take any action permitted under this Agreement) that would otherwise cause the Partnership's and Underlying Partnership's gross income to consist of more than one percent (1%) of income not described in Section 856(c)(2) of the Code or more than ten percent (10%) of income not described in Section 856(c)(3) of the Code, or cause any significant part of the Partnership Assets to consist of assets other than "real estate assets" within the meaning of Section 856(c)(6)(B) of the Code;

                (f)   The  Partnership shall distribute to the  Partners
during each Fiscal Year an amount of cash such that the portion so distributed will equal or exceed 100% of the amount of Partnership taxable income, if any, to be allocated to Macerich and SDG, respectively, with respect to such Fiscal Year distributed at the times required to prevent the imposition of an excise tax under Section 4981 of the Code; provided, however, that if each such Partner's distributable share of any Net Cash Flow of the Partnership and its distributable share of any funds maintained in the Partnership reserves are insufficient to meet the aforesaid distribution requirement with respect to such Partner, then the Partnership shall have satisfied the foregoing distribution requirement with respect to such Partner upon distributing to it such distributable share of Net Cash Flow and funds maintained in the Partnership reserves. In no event shall the Partnership be required to borrow funds, or any Partner be required to contribute funds to the Partnership, in order to permit the Partnership to satisfy the foregoing distribution requirement. In no event shall the foregoing provisions of this subsection (f) adversely affect the allocation of, and Percentage Interest in, Net Cash Flow of any other Partner.

               (g) The Partnership shall not engage in any "prohibited transactions" within the meaning of Section 857(b)(6)(B)(iii) of the Code.

The  Partners  hereby  acknowledge that the foregoing  are  the  current guidelines applicable to the qualification of REITs. If and to the extent that any of the requirements to qualify for REIT status shall be changed, altered, modified or added to, then such changes, alterations, modifications or additions, as applicable, shall be deemed incorporated herein, and this Section 5.6 shall be deemed to be amended and modified as necessary to incorporate such changed, altered, modified or added REIT requirements.

          5.7  Budgets.

                (a) Preparation and Approval. As soon as reasonably possible hereafter, the Operating Committee shall prepare (or cause to be prepared) and submit to the Executive Committee for approval an interim operating budget (each an "Interim Operating Budget") for the management, leasing and operation of each Partnership Property through the end of Fiscal Year 1998. At least forty-five (45) days prior to the beginning of each Fiscal Year, the Operating Committee shall prepare and submit to the Executive Committee for approval a proposed budget (each an "Annual Budget") for the management, leasing and operation of each Partnership Property for the next Fiscal Year. The Interim Operating Budgets and Annual Operating Budgets shall sometimes hereinafter be collectively referred to individually as a "Budget" and collectively as the "Budgets". The Executive Committee may approve or disapprove the entire Budget or certain cost items or categories of each Budget. If the Executive Committee disapproves any Budget or any cost item or category thereof, the Operating Committee shall meet within five (5) business days after the Executive Committee's disapproval and seek in good faith to agree upon an acceptable revision to such disapproved Budget(s) or cost item or category, as the case may be. Once revised, each such disapproved Budget shall be resubmitted to the Executive Committee for approval and such process shall continue until the Executive Committee has approved a Budget for each Partnership Property for the Fiscal Year in question. Such Budgets will be prepared by the Operating Committee and approved by the Executive Committee in good faith based upon estimates taking into account the most recent information then available to the Operating Committee. The Operating Committee shall update each Budget no less frequently than quarterly, and shall promptly submit any proposed revisions to such Budgets resulting from such updates to the Executive Committee for approval in the manner provided above for approval of the original Budgets.

                 (b) Operations. The approved Budget for each Partnership Property shall be submitted to the Property Manager for such Partnership Property for implementation. The Operating Committee and Property Managers shall manage and operate each Property and each Partnership Property consistent with the approved Budget therefor (as may be updated from time to time in accordance with subsection (a) above). If the Executive Committee has not approved a Budget or any cost item or category of any Budget prior to the beginning of the next Fiscal Year, the Operating Committee shall substitute the Budget or the actual cost of such disapproved item or category incurred by the Partnership during the preceding Fiscal Year, if any; provided that, if any such item or category of expense is in the nature of utility expenses, personal or real property taxes, insurance expenses to be incurred in accordance with Section 5.8 hereof, debt service due and payable under any loan of the Partnership , or any payments that the Partnership is required to make by law, then the Operating Committee shall substitute the reasonably anticipated costs of such items or categories of expense (based on the previous year's bills therefor, if available).

          5.8  Insurance.

               (a) Coverage. The Operating Committee shall procure and maintain, or cause to be procured and maintained, insurance sufficient to enable the Partnership to comply with applicable laws, regulations, and contractual requirements (including the requirements of Persons providing financing to the Partnership), including as a minimum, the following:

                      (i) Comprehensive general liability insurance covering each Partnership Property in the amounts and upon terms customary for businesses and assets comparable to such Partnership Property, and otherwise satisfactory to the Executive Committee;

                     (ii) With respect to completed improvements, fire and extended coverage insurance, and, whenever construction of any improvement is taking place, builders' risk insurance, in each case, on a replacement cost basis of not less than one hundred percent (100%) of the full replacement cost of such improvements;

                      (iii)       Worker's  compensation  insurance   as
     required by law including employer's liability;

                     (iv) Fidelity insurance in an amount to protect against losses due to employee dishonesty, theft by any other Partnership contractor, and mysterious disappearances; and

                     (v) Such additional insurance against other risks of loss to the Partnership Properties as, from time to time, may be required by any lender making a loan to the Partnership or which may be required by law.

                The Operating Committee shall furnish the Executive Committee, no less frequently than annually, a schedule of such insurance and copies of certificates evidencing the same. The Executive Committee must consent to the establishment or modification of any self insurance or deductibles which exposes the Partnership to uninsured liability. Each Partner shall be named as an additional insured to the Partnership's comprehensive general liability insurance policies.

           5.9 Unanimous Consent. Notwithstanding anything to the contrary in this Agreement, the Partnership may take any action contemplated under this Agreement if approved by the unanimous consent of the General Partners.

          5.10 Indemnification.

                (a) The Partnership shall, to the fullest extent permitted by law, indemnify any and all Indemnitees from and against any and all losses, claims, damages, liabilities, costs and expenses (including attorneys' fees and costs), judgments, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Partnership as set forth in this Agreement in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, unless it is established that:
(i) the act or omission of the Indemnitee was material to the matter giving rise to the claim, demand, action, suit or proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the Indemnitee actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that the act or omission was unlawful. Any indemnification pursuant to this
Section 5.10 shall be made only out of Partnership Assets, and no Partner shall be required to contribute or advance funds to the Partnership to enable the Partnership to satisfy its obligations under this Section 5.10.

               (b) Reasonable expenses incurred by an Indemnitee who is a party to a proceeding shall be paid or reimbursed by the Partnership in advance of the final disposition of the proceeding upon receipt by the Partnership of (i) a written affirmation by the Indemnitee of the Indemnitee's good faith belief that it is entitled to indemnification by the Partnership pursuant to this Section 5.10(b) with respect to such expenses and proceeding, and (ii) a written undertaking by or on behalf of the Indemnitee, to and in favor of the Partnership, wherein the Indemnitee agrees to repay the amount if it shall ultimately be adjudged not to have been entitled to indemnification under this Section 5.10.

                (c) The indemnification provided by this Section 5.10 shall be in addition to any other rights to which an Indemnitee or any other Person may be entitled under any agreement, as a matter of law or otherwise.

               (d) The Partnership may purchase and maintain insurance, on behalf of the Indemnitees and such other Persons as the Partners shall mutually determine, against any liability that may be asserted against or expenses that may be incurred by such Person in connection with the Partnership's activities, regardless of whether the Partnership would have the obligation to indemnify such Person against such liability under the provisions of this Agreement.

                (e) The provisions of this Section 5.10 are for the benefit of the Indemnitees, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons.

           5.11 Compensation and Reimbursement. The Partnership shall not pay a Partner or an Affiliate of a Partner any fees or other compensation except as set forth in this Agreement or except as otherwise agreed by the Executive Committee. The Partnership will reimburse a Partner and its Affiliates for all reasonable actual out-of-pocket third party expenses incurred in connection with the carrying out of the duties set forth in this Agreement imposed upon such Partner or its Affiliates, provided such expenses are approved by the Executive Committee or are reflected in a Budget that has been approved by the Executive Committee, in each case upon the presentation of reasonable supporting documentation of the amount and purpose of such expenses.

           5.12 No Employees. The Partnership shall not have employees. Each Partner shall be solely responsible for all wages, benefits, insurance and payroll taxes with respect to any of its respective Executive Committee Members, Operating Committee Members or other employees.

          5.13 Personal Services Contract. The Partners acknowledge and agree that except for their respective economic interests in the Partnership, each Partner's respective rights, powers and privileges as a Partner hereunder shall be deemed to be in respect of a personal services contract, and not an executory contract, under the United States Bankruptcy Code and any state insolvency or bankruptcy laws. Without limitation on the foregoing, each Partner confirms and agrees that one of the major factors that caused the Partners to form this Partnership and to enter into this Agreement was the personal trust and confidence each Partner reposed in the personal services, management skills and business experience of the other Partner. The Partners do not desire to, and agree that they shall not be required to, accept the exercise of management or control rights (including rights to give approvals or consents under this Agreement) by any party other than a Partner. Accordingly, in the event of a Bankruptcy of a General Partner or the withdrawal of a General Partner, such General Partner's Operating Committee Members and Executive Committee Members shall immediately be terminated and deemed removed from the Operating Committee and Executive Committee, respectively, and such General Partner shall have no right whatsoever to participate in the management or control of the Partnership; provided, however, that such General Partner shall be entitled to all of the rights and benefits of an assignee of a partnership interest under the Act.

          5.14 Defaults and Remedies.

                (a) Events of Default. The occurrence of any of the following events by or with respect to a Partner of one Party or such Party (the "Defaulting Party"; and the other Party shall be referred to herein as a "Non-defaulting Party," provided that neither a Partner of the other Party nor the other Party itself is already a Defaulting Party) shall be a default hereunder and if not cured within the applicable notice and cure period provided below, if any, such default shall constitute an "Event of Default" hereunder:

                     (i) The failure of a Partner or Party to make any payment as required by this Agreement that is not cured within five
     (5) business days of written notice to such Partner or Party;

                     (ii) The failure of a Partner or Party to perform any of its other obligations under this Agreement or the breach by a Partner or Party of any of the terms of this Agreement, and a continuation of such failure or breach for more than thirty (30) days after notice by a Non-defaulting Party to the Defaulting Partner that such Defaulting Party has failed to perform any of its obligations under, or has breached, this Agreement; provided that if such failure or breach is of the nature that it can be cured but cannot reasonably be cured within such thirty (30) day period, such period shall be extended for up to an additional sixty (60) days so long as the Defaulting Party in good faith commences all reasonable curative efforts within ten (10) days of its receipt of such notice from the Non-defaulting Party and diligently and expeditiously continues its curative efforts to completion; or

                     (iii) The occurrence of a Bankruptcy with respect to a Partner or the withdrawal by a Partner.

                (b)   Remedies.   Upon the occurrence of  any  Event  of
Default, the Non-defaulting Party may elect to do one or more of the following:

                    (i)  Exercise its rights under Section 5.14(c);

                     (ii) Dissolve the Partnership and commence to liquidate its assets as provided in Article 10;

                     (iii) Enforce any covenant by the Defaulting Party to advance money or to take or forbear from any other action hereunder; or

                     (iv) Pursue any other remedy permitted by this Agreement or at law or in equity.

               (c)  Change of Governance of Partnership.  In addition to
any other rights or remedies which a Non-defaulting Party may have under this Agreement or under applicable laws with respect to an Event of Default, a Non-defaulting Party shall have the option to exercise the rights set forth below in this Section 5.14(c) in the event of the occurrence of any Event of Default. Upon the occurrence of an Event of Default, the General Partner of the Non-defaulting Party may elect, by giving written notice to the Defaulting Party, to assume the role of the "Controlling Party" of the Partnership, and shall remain as such unless and until (i) the Partners otherwise agree, (ii) such Controlling Party is removed as such pursuant to the foregoing provisions of this
Section  5.14(c) by reason of its having become a Defaulting  Party,  or
(iii) such Event of Default is cured. During the period of time that an Event of Default has occurred and is continuing, the General Partner of the Controlling Party shall have the authority to take exclusive charge and control of the Partnership free and clear of any and all restrictions (including any and all restrictions set forth in this Article 5 and any and all consent, voting or approval rights granted the Executive Committee, Operating Committee or any Partner, other than that of the Controlling Party) imposed by this Agreement, and the Defaulting Party's right to, acting alone, make certain decisions and take certain actions with respect to matters concerning the Partnership's management agreements with the Non-defaulting Party (or its Affiliates) as provided in Section 5.5 shall be suspended and the General Partner of the Controlling Party shall make all such decisions and take all such actions thereunder. The General Partner of the Controlling Party shall have the right to amend any fictitious business name statement, certificate of partnership, or any similar document to reflect such election and to provide that it is the sole Partner authorized to bind the Partnership, and to file or record any such amended documents and change the Partnership's Principal Office, and each Partner hereby grants to the General Partner of the Controlling Party its irrevocable power of attorney to do the same, which power of attorney shall be deemed to be a power coupled with an interest which may not be revoked until the termination and winding up of the Partnership. The provisions of this Section 5.14(c) shall take precedence over any provision to the contrary set forth in this Agreement.

                (d) Remedies Not Exclusive. No remedy conferred upon the Partnership or any Partner in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but rather each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity or by statute.

                                ARTICLE 6

                         Transfers of Interests

          6.1  Restrictions on Transfers.

                (a) Except as permitted in Section 6.1(b) or otherwise expressly permitted or required by this Agreement, no Partner shall Transfer all or any portion of its Partnership Interest, and no partner or other controlling entity or Person of a Partner shall directly or indirectly Transfer its ownership interest in such Partner or take any action which would have such an effect, without the unanimous prior written consent of the Partners, which consent may be withheld by a Partner in its sole and absolute discretion. Any Transfer or attempted Transfer by any Partner in violation of the preceding sentence shall be null and void and of no force or effect whatsoever. Each Partner hereby acknowledges the reasonableness of the restrictions on Transfer imposed by this Agreement in view of the Partnership purposes and the relationship of the Partners and the Partnership. Accordingly, the restrictions on Transfer contained herein shall be specifically enforceable. Each Partner hereby further agrees to hold the Partnership and each Partner wholly and completely harmless from any cost, liability, or damage (including liabilities for income taxes and costs of enforcing this indemnity) incurred by any of such indemnified Persons as a result of a Transfer or an attempted Transfer in violation of this Agreement.

                (b) Notwithstanding anything to the contrary contained herein, the following Transfers shall be permitted under this Agreement without any consent being required from any Partner ("Permitted Transfers"):

                    (i) Any Transfer of the entire Partnership Interest to an Affiliate of the respective Operating Partnership or the Partner, provided that the applicable Operating Partnership has a direct or indirect legal or beneficial ownership interest entitled to receive at least 25% of the dividends, distributions or other cash proceeds of such Affiliate;

                     (ii)  Any  transaction involving (1) the  Transfer,
     issuance or redemption of stock or other equity securities of any direct or indirect corporate partner of a Partner, whether or not such Transfer, issuance or redemption occurs on any public stock exchange, (2) the Transfer, issuance or redemption of any partnership units in the respective Operating Partnership or the Partner, or (3) the direct or indirect Transfer, issuance or redemption of limited partnership interests in any Partner; provided that following any such transaction referred to in (1) -
     (3) of this subsection (ii), the entire Partnership Interest is owned by an Affiliate of the applicable Operating Partnership and the applicable Operating Partnership continues to have a direct or indirect legal or beneficial ownership interest entitled to receive at least 25% of the dividends, distributions or other cash proceeds of such Affiliate.

           6.2 Transferee Requirements. In no event may any Partner Transfer its Partnership Interest pursuant to the provisions of this
Article 6 or otherwise (i) to any person who lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or deed of trust (or note or bond secured thereby) constituting a lien against any Partnership Property or any part thereof, or of any other instrument, document or agreement to which the Partnership is a party or otherwise bound; (iii) in violation of applicable law; (iv) in the event such Transfer or issuance would cause any Partner who is a REIT (or any Person who, directly or indirectly, owns an interest in any Partner who is a REIT) to cease to comply with the requirements necessary to achieve REIT status; (v) if such Transfer would cause a termination of the Partnership for federal income tax purposes or would cause a constructive distribution to any Partner or to any partner of the Underlying Partnership under Section 752 of the Code;
(vi) if such Transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a partnership for federal income tax purposes; (vii) if such Transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest" (as defined  in  Section  3(14)  of ERISA) or a  "disqualified  person"  (as defined in Section 4975(c) of the Code); or (xiii) if such Transfer would, in the opinion of counsel to the Partnership, cause any portion of the Partnership Properties to constitute assets of any employee benefit plan pursuant to the Department of Labor Regulations Section 2510.2-101. As used in this Agreement, the term "Transferee" shall mean any approved Transferee pursuant to Article 6 hereof.

          6.3  Partnership Interest Loans.

                (a) General Loan Provisions. Each Partner shall have the right to pledge its entire Partnership Interest, and the proceeds thereof as security for a loan or loans (or a guaranty of a loan or loans to its partner or other controlling Entity or Person) under a credit facility and all other obligations under the related loan documents (collectively, a "Partnership Interest Loan Obligations") and to obtain such loan or loans secured by its Partnership Interest and the proceeds thereof (all loans under a single credit facility being, collectively, a "Partnership Interest Loan") at any time during the term of this Agreement upon the following terms and conditions:

                     (i) there shall never be more than one Partnership Interest Loan with respect to each Partner's Partnership Interest outstanding at any time;

                     (ii) the Partnership Interest Loan Obligations may be secured by the Partner's Partnership Interest and the proceeds thereof but shall not be secured by or in any way collateralized by any of the Properties;

                     (iii) the Partnership Interest Loan shall be prepayable in full at any time, subject to customary notice and prepayment penalties;

                     (iv) the Partner obtaining or guaranteeing any such Partnership Interest Loan shall pay each other Partner's reasonable attorneys' fees incurred in connection with the review of the loan documents for each such Partnership Interest Loan with respect to the compliance of such loan documents with the conditions set forth in this Section 6.3;

                     (v) At the time such Partnership Interest Loan is incurred, no default or Event of Default by or with respect to the Partner obtaining the Partnership Interest Loan shall have occurred and be continuing under this Agreement;

                      (vi) The lender or lenders under each such Partnership Interest Loan shall be a bank, or other institutional lender, provided that in the case of a Partnership Interest Loan made by more than one lender (or in which there are one or more participants), the Partners and the Partnership shall be entitled to deal only with an agent or other representative for all such lenders (and their participants, if any, or, in the case of a Partnership Interest Loan held by a single lender in which there are one or more participants, shall be entitled to deal only with such lender) in connection with such Partnership Interest Loan and any notice given to such representative (or lender) shall be deemed notice to all lenders and participants, and any consent or approval by such representative (or lender) shall be deemed given by all lenders and participants);

                     (vii) The other Partners shall be reasonably satisfied that any loan by a Partner will not result in any adverse tax consequences to such Partners or the Partnership;

                     (viii) Any loan must be an arm's length "bridge" or other financing on terms customary for financings of that type or otherwise reasonably acceptable to the other Partners;

                      (ix)   (a)  The  loan  documents  for  each   such
     Partnership Interest Loan shall not include terms or conditions which unreasonably (taking into account what is then customary in loan documents for similar loans with similar lenders) and adversely impact the Partnership's, the Underlying Partnership's, the Partners' or any Property Manager's ability to operate, manage or lease any Property or any Partnership Property; and (b) the loan documents for each such loan shall not include terms or conditions that grant the lender approval or consent rights with respect to the operation, management or leasing of any Property or any Partnership Property except, in the case of clauses (a) and (b) immediately above, as approved by the other Partners, which approval shall not be unreasonably withheld;

                     (x) The loan shall not include any participation, contingent interest or equity conversion features (provided that the foregoing limitations shall not preclude the calculation or payment of any prepayment penalty based upon a yield maintenance or similar formula); interest on the loan shall be payable on a basis no less frequently than monthly (or, in the case of LIBOR loans, at the end of the interest period applicable thereto, but not less frequently than every three months);

                     (xi) A Partnership Interest Loan shall not cause a default under any agreement to which the Partnership or the Partner incurring or guaranteeing such Partnership Interest Loan (the "Pledging Partner") is a party or bound and the Pledging Partner shall have obtained all third party consents to such loan required to be obtained by it;

                     (xii) The loan documents shall provide that the lender or lenders (or such representative) will not exercise remedies thereunder except after giving written notice to the other Partners and the Partnership of any default under the loan documents concurrently with the giving of such notice to the defaulting Partner; the Pledging Partner shall agree that the loan documents shall not be amended, modified or supplemented without the other Partners' prior written consent; and the lender or representative shall, at any other Partner's request, enter into a separate agreement in form reasonably satisfactory to such other Partner, wherein the lender reasonably agrees to provide such other Partner and the Partnership with such notice; and

                     (xiii) Neither the Person making the Partnership Interest Loan, nor any Person participating in a Partnership Interest Loan, shall have made a loan to the Partnership or to the Underlying Partnership or secured by any Partnership Assets or any Underlying Partnership Assets.

                (b) Within a reasonable time after receipt of a request by the Partner obtaining a Partnership Interest Loan accompanied by a copy of the related loan documents, the other Partners shall certify whether the Partnership Interest Loan and the loan documents relating to such Partnership Interest Loan comply with the conditions set forth in clauses (iii), (iv), (v), (vi), (vii), (viii), (ix), (x), (xi) as to the Partnership only, (xii) and (xiii) of this Section 6.3(a), which certification shall not be unreasonably withheld, and any such lender or representative may conclusively rely on such certification.

                 (c) The Partnership shall notify the lender or representative of any failure by the Pledging Partner to make any payment to the Partnership or to any other Partner required under this Agreement. Notwithstanding anything herein to the contrary, the lender or lenders under the Partnership Interest Loan (or such representative) shall have the right (but not the obligation) to cure such default within 30 days after receipt of such notice by making such payment (which shall have the same effect as if such payment had been made by such Partner), and until the expiration of such 30 day period, the other Partners shall not exercise any of their rights and remedies hereunder or under the Act with respect to such default and, if and when such secured party makes the payment, such default shall be considered cured and shall cease to exist for all purposes of this Agreement and the Act.

                (d) Notwithstanding anything herein to the contrary, at any time after the date on which the Partnership receives written notice (a "Partnership Interest Loan Default Notice") from a lender or representative that an "event of default" of the Pledging Partner has occurred and exists under a Partnership Interest Loan and instructing the Partnership to make all future distributions or other payments then required to be made to the Pledging Partner under the Partnership Agreement or any Default Loan to such lender or representative until further notice from such lender or representative, such payments shall be made to such lender or representative notwithstanding receipt by the Partnership or any other Partner of any notice by the Pledging Partner (or any trustee or other person acting on its behalf) to the contrary. In addition, at any time after the date on which the Partnership receives a Partnership Interest Loan Default Notice and until such notice is rescinded by the lender or representative after all "events of default" of the Pledging Partner have ceased to exist, the Partnership shall provide to the lender or representative under the Partnership Interest Loan copies of all notices and reports being provided hereunder or under the Act to the Pledging Partner and such other information regarding the Properties or the Partnership Property and the operations, assets, liabilities and business of the Partnership as the lender or representative may reasonably request.

                (e) Upon any foreclosure of the security interest securing any Partnership Interest Loan Obligations, or any transfer in lieu thereof, (i) the secured party, purchaser, transferee or a designee thereof shall have the rights of an "assignee" of such Partnership Interest under the Act, including, without limitation, all rights of the Pledging Partner to (A) share in profits and losses of the Partnership,
(B) receive distributions from the Partnership under Article 3 or 10  or
Section 7.3(b), 8.4 or 8.6(b) hereof or the other provisions of this Agreement or the Act and (C) all other economic rights of such Pledging Partner with respect to the Partnership Interest (including the right to receive any and all sale proceeds of the Partnership Interest if and when the Partnership Interest is sold in accordance with the provisions of this Agreement), and (ii) in all other respects the Pledging Partner shall continue as a Partner under this Agreement with all other rights hereunder (including, without limitation, the right to exercise any voting, management or other consensual rights), unless and until the secured party, purchaser, transferee or designee is admitted as a substitute Partner pursuant to Section 6.4 at such Person's request. Upon satisfaction by such secured party, purchaser, transferee or designee of the conditions set forth in Section 6.4, (i) such Person shall be admitted as a Partner and (ii) the Pledging Partner shall cease to be a Partner, in each case without the consent of any other Partner or other Person being required. Unless and until such secured party, purchaser, transferee or designee becomes a Partner under this Agreement, such secured party, purchaser, transferee or designee shall not be liable for any of the liabilities and obligations of the Partnership or such Pledging Partner, whether under this Agreement, the Act or otherwise, except as otherwise provided by law.

               (f) Any partner or other controlling Person of a Partner shall be entitled to grant a security interest to a lender or lenders (or representative) referred to in clause (vi) of Section 6.3(a) under a Partnership Interest Loan in the direct or indirect ownership interests that such partner or other Person holds from time to time in such Partner or the Partnership, provided that such security interest shall not be foreclosed (and no transfer in lieu thereof shall occur) at any time prior to foreclosure of the security interest in the Partnership Interest (or transfer in lieu thereof).

               (g) Notwithstanding anything herein to the contrary, the provisions of this Section 6 shall accrue to the benefit of all lenders and representatives under Partnership Interest Loans.

                (h) Right of Purchase. If any lender of a Partnership Interest Loan or any third party (each a "Loan Default Transferee") should become an assignee of any Partner's Partnership Interest as a result of a default under any such Partnership Interest Loan, whether by or through foreclosure of its security interest in and to such Partnership Interest, assignment-in-lieu thereof, or otherwise, then a Partner of the other Party shall have a one-time right to purchase from the Loan Default Transferee such assignee's interest in the Partnership Interest on the terms and conditions of this Section 6.3(h). No later than five (5) business days after its acquisition of such assignee's interest in the Partnership Interest, the Loan Default Transferee shall deliver written notice (the "Loan Default Transfer Notice") to the other Partners notifying such other Partners of the transfer, setting forth such Loan Default Transferee's address for notices and stating the credit bid, purchase price or other amount paid for the assignee's interest in the Partnership Interest (which amount may include the discharge of indebtedness in exchange therefor). The other Partners may then exercise its rights under this subsection (h) by delivering to the Loan Default Transferee, within 30 days after such other Partner's receipt of the Loan Default Transfer Notice, written notice stating its intention to purchase such assignee's interest in the Partnership Interest. The purchase price for the assignee's interest in the Partnership Interest shall equal the credit bid, purchase price or other amount paid by such Loan Default Transferee for such assignee's interest in the Partnership Interest as stated in the Loan Default Transfer Notice, plus interest thereon from the date that the Loan Default Transferee acquires title to the assignee's interest in the Partnership Interest until the date that the sale of the assignee's interest in the Partnership Interest to the other Partner is consummated at the default rate stated in the loan documents. If any other Partner exercises its option to purchase such assignee's interest in the Partnership Interest hereunder to such other Partner or its designee, the transfer of the assignee's interest in the Partnership Interest to the other Partner shall be consummated no later than the sixtieth (60th) day after the date of such Loan Default Transferee's receipt of the other Partner's written notice exercising such purchase option. The other Partner may designate an Affiliate of such Partner as the purchaser of such assignee's interest in the Partnership Interest. Upon the consummation of any transfer hereunder to such Partner or its designee, the Loan Default Transferee shall be released from any and all obligations and liability hereunder except for obligations, liabilities, duties and rights arising before such transfer which have not been determined or ascertained as of the date of transfer.

           Upon request by a Partner who is obtaining a Partnership Interest Loan in accordance with the provisions of this Section 6.3, the Partnership and the other Partners shall each execute and deliver to the lender or representative under such Partnership Interest Loan, in addition to the certifications contemplated by Section 6.3(b), such agreements and other documents as may be reasonably requested by such lender or representative in connection therewith, provided such agreements and other documents are consistent with the provisions of this Article 6.

           6.4 Admission of Transferee as a Partner. No Transferee pursuant to the provisions of this Article 6 above shall become a substituted Partner until all of the following conditions have been satisfied, as applicable:

               (a) A certified copy of the instrument of transfer shall have been filed with the Partnership. The Transferee shall agree in writing for the benefit of the Partnership to be bound by all of the terms of this Agreement and to assume and perform all obligations and duties of the transferring Partner, and an executed, duplicate original of said assumption shall be delivered to the Partnership.

                (b) The proposed Partner shall have executed and acknowledged for recordation an amendment to this Agreement and the Statement of Partnership and such other instruments as the other Partners may reasonably deem necessary or desirable to effect such admission or substitution.

                (c) A transfer fee sufficient to cover all expenses in connection with such assignment and substitution (including reasonable legal and accounting fees) shall have been paid to the Partnership either by the Transferee or the transferring Partner.

                (d) The admission of a Transferee as a substituted Partner and any release of the transferring Partner shall not be a cause for dissolution of the Partnership under the Delaware Uniform
Partnership Act. Each Partner hereby agrees in writing that the Partnership shall continue after such admission.

           6.5 Allocations and Distributions Upon Transfers. Upon the occurrence of a Transfer during any Fiscal Year, Profits, Losses, each item thereof, and all other items attributable to the Partnership Interest so transferred for such Fiscal Year shall be divided and allocated between the transferring Partner and the Transferee by taking into account their varying interests during the Fiscal Year in accordance with Code Section 706(d), using any conventions permitted by law and selected by the Operating Committee. All distributions and allocations on or before the date of a Transfer shall be made to the transferring Partner, and all distributions and allocations thereafter shall be made to the Transferee. The Operating Committee and the Partnership shall incur no liability for making allocations and distributions in accordance with the provisions of this Section 6.5, whether or not the Operating Committee or the Partnership has knowledge of any Transfer of ownership of any interest in the Partnership.

                                ARTICLE 7

                                Buy-Sell

           7.1 Buy-Sell Offering Notice. Either Party may exercise its rights under this Article 7 at any time after a deadlock over a Buy-Sell Major Decision relating to one (1) of the Underlying Properties or Partnership Properties (the "Subject Property") is not resolved within thirty (30) days after the Executive Committee meeting at which the same is voted upon; provided, however, that in the case of an Underlying Property (i) such rights may only be exercised in connection with an in-kind distribution of such Underlying Property to the Partnership under
Section 5.3 of the Underlying Partnership Agreement, and (ii) in the event of any such in-kind distribution, the Party whose Affiliate elected to cause such in-kind distribution shall be required to become the Initiating Party with respect to such Property hereunder. At any such time, either Party (the "Initiating Party") may give written notice (the "Offering Notice") to the other Party (the "Responding Party") of its intent to purchase all, but not less than all, of the Subject Property. The Offering Notice must be given within fifteen (15) days after the expiration of the thirty (30) day period described immediately above. In such event, the provisions set forth in this Article 7 shall apply. The Initiating Party shall specify in its Offering Notice the all cash purchase price ("Purchase Price") at which the Initiating Party would be willing to purchase a fifty percent (50%) undivided interest in the Subject Property free and clear of all debt secured by mortgages, deeds of trust and other security instruments thereon as of the date the Offering Notice is given ("Date of Value"). Once given, an Offering Notice may not be revoked or withdrawn by an Initiating Party without the written consent of the Responding Party, which consent may be withheld in its sole and absolute discretion. In no event shall either Party be permitted to give an Offering Notice initiating its buy-sell rights under this Article 7 more often than once in any twelve (12) successive month period.

           7.2 Exercise of Buy-Sell. Upon receipt of the Offering Notice, the Responding Party shall then be obligated either:

                (a) To consent to the sale of a fifty percent (50%) undivided interest in the Subject Property to the Initiating Party for the Purchase Price; or

               (b) To purchase a fifty percent (50%) undivided interest in the Subject Property for the Purchase Price.

The Responding Party shall notify the Initiating Party of its election within thirty (30) days after the Date of Value. Failure to give notice within the required time period shall be deemed consent to the sale of the Subject Property to the Initiating Party. For purposes of this
Article 7, the terms "Purchasing Party" and "Selling Party" shall mean, respectively, the Party who is obligated to purchase and the Party who is obligated to sell a fifty percent (50%) undivided interest in the Subject Property pursuant to either Section 7.2(a) or 7.2(b) (regardless of which Party is the Initiating Party and which Party is the Responding Party).

          7.3  Closing.

                (a) The Parties shall meet and exchange documents and pay amounts due, and otherwise do all things necessary to conclude the transaction set forth herein at the closing of such purchase (the "Buy-Sell Closing"). The Buy-Sell Closing shall occur at the office of the Purchasing Party's legal counsel at 9:00 a.m. on the first Wednesday after the ninetieth (90th) day after the Date of Value unless the day is a Saturday, Sunday, or national or state holiday and, in that event, on the next business day. At the Buy-Sell Closing, the Partnership shall distribute to each of the Initiating Party and the Responding Party a fifty percent (50%) undivided fee simple interest in the Subject Property. Immediately thereafter, the Purchasing Party shall purchase the interest of the Selling Party in the Subject Property for cash in an amount equal to the Purchase Price. At the Buy-Sell Closing, there shall be delivered to the Purchasing Party a duly executed and acknowledged deed in such form as may be appropriate and required to legally transfer such fee simple title in and to the Subject Property to the Purchasing Party, and shall also, upon the request of the Purchasing Party, concurrently therewith (or at any time and from time to time thereafter) be executed, acknowledged and delivered such other documents and records as the Purchasing Party determines are reasonably necessary or desirable to conclude the Buy-Sell Closing and to otherwise vest title in and to the Subject Property in the Purchasing Party and allow the Purchasing Party to develop, use, sell, rent, manage or operate the Subject Property (including, without limitation, assignments of leases,
reciprocal  easement  and  operating  agreements,  contracts,   personal
property and other rights or property of the Partnership necessary or useful in the management and operation of the Subject Property). Additionally, the Selling Party shall execute, acknowledge and deliver such other documents and records as the Purchasing Party determines are reasonably necessary or desirable to provide the Purchasing Party with the same rights and interests in the Subject Property as were granted to the Selling Party by the Partnership. The management agreement for the Subject Property shall be immediately terminated effective as of the day of the Buy-Sell Closing. Further, from and after the date of the Buy-Sell Closing, both the Partnership and the Selling Party shall be released from all obligations and liabilities accruing in connection with the Subject Property, and the Purchasing Party shall indemnify and hold the Partnership and the Selling Party harmless from and against any and all such obligations and liabilities accruing from and after the Buy-Sell Closing.

                (b) At the Buy-Sell Closing, each of the Purchasing Party and the Selling Party shall be responsible for the satisfaction of fifty percent (50%) of any debt secured by mortgages or deeds of trust against the Subject Property as of the Value Date and, if applicable, the "release price" necessary to release any mortgage or deed of trust securing the Existing Financing as of the Value Date. It is expressly understood and agreed that (i) the transfer of a Subject Property shall be reflected on the books and records of the Partnership and the Underlying Partnership as a partial transfer to the general partners of the Underlying Partnership, in accordance with their respective Percentage Interests therein, followed by a sale of such partial interest by the general partner that is an Affiliate of the Selling Party to the Purchasing Party (or its Assignee), and (ii) such satisfaction may occur through the assumption of such debt by the Purchasing Party, or the refinancing of such debt with new indebtedness secured by the Purchasing Party (in each case, with an appropriate reduction of amounts otherwise owed by the Purchasing Party to the Selling Party), or through other tax-efficient means agreed upon by the Partners. It is also expressly understood and agreed that the Buy-Sell Closing may be effected through the transfer of a duly executed and acknowledged deed directly from the Partnership or the Underlying
Partnership,  as  the  case  may be, to the  Purchasing  Party  (or  its designee). The Purchasing Party shall be responsible for and pay all costs and expenses incurred in connection with the sale of the Subject Property; provided that, each Party shall bear its own attorneys' fees and further the Initiating Party shall pay any yield maintenance or other interest premium on the pay-off of such debt.

               (c) The Partners acknowledge and agree that each Subject Property is extraordinary and unique, and the provisions of this
Article 7 shall be specifically enforceable.


                                ARTICLE 8

                        Exit Call; Portfolio Sale

           8.1 Call Rights. At any time from and after the date which is eighteen (18) months after the acquisition of the Underlying Properties by the Underlying Partnership, either Party may, without cause and in its sole and absolute discretion, elect to call for the Partnership to dissolve and the distribution of all Partnership Properties to the Partners in kind; provided, however, that such election may only be made in connection with an election, pursuant to
Section 10.01(e) of the Underlying Partnership Agreement, to liquidate the Underlying Partnership, in which case the Party whose Affiliate elected such liquidation shall be the "Exercising Party" hereunder. Such distribution by the Underlying Partnership shall be treated as occurring as follows: (i) first, as a distribution to the partners in the Underlying Partnership in accordance with their interests therein; and (ii) as a distribution by the Partnership of its assets (including its proportionate share of the Underlying Partnership Assets) to the Partners in accordance with their Partnership Interests. Any Party may exercise its right to call for the dissolution of the Partnership by delivering to the other Party written notice stating that it is exercising its call right under this Article 8 (a "Call Notice"). The Party exercising its rights hereunder shall be referred to herein as the "Exercising Party" and the other Party shall be referred as the "Non-Exercising Party". Once a Call Notice is delivered, it cannot be rescinded or withdrawn except with the prior written consent of the Non-Exercising Party.

           8.2 Procedures upon Call Exercise. Within fifteen (15) business days after the delivery of a Call Notice requiring the dissolution of the Partnership by the Exercising Party, the Partners shall meet (a "Call Dissolution Meeting") in order to determine and agree upon the fair market value of each Property (for purposes of this Article 8, any such property being referred to, individually, as a "Call Property," and collectively, as the "Call Properties"). It is expressly acknowledged and agreed that the Call Dissolution Meeting may occur over the course of a number of days and may be adjourned from time to time and reconvened upon the agreement of the Parties. If the Parties are unable to agree upon the fair market value of any Call Property within thirty (30) days after the first day of such Call Dissolution Meeting, the fair market value of such Call Property shall be determined in accordance with the appraisal process set forth in Section 8.5 below. Upon the determination of the fair market value of each Call Property, whether by agreement of the Parties or appraisal, the Call Properties will be distributed to the Parties as follows:

           (a) first, the Non-Exercising Party shall select a Call Property for acquisition;

          (b) second, the Exercising Party shall select a Call Property for acquisition; and

           (c) thereafter, the Non-Exercising Party shall select a Call Property for acquisition and the Parties shall alternate choices in such manner until all of the Call Properties have been allocated between the Partners.

If the total number of Call Properties is an odd number, then the Non-Exercising Party shall be permitted to elect, in its sole and absolute discretion, whether to acquire the final Call Property or to mandate that the Exercising Party acquire such final Call Property. The Call Properties to be acquired by the Exercising Party pursuant to this
Section 8.2 shall be herein referred to each as an "Exercising Party's Property" and collectively as the "Exercising Party's Properties", and the Call Properties to be acquired by the Non-Exercising Party pursuant to this Section 8.2 shall be herein referred to each as a "Non-Exercising Party's Property" and collectively as the "Non-Exercising Party's Properties"

           8.3 Closing Procedure. The Partners shall meet and exchange documents and pay amounts due, and otherwise do all things necessary to conclude the transactions set forth in this Article 8 at the closing (the "Call Closing"). The Call Closing shall occur at the office of the Exercising Party's legal counsel at 9:00 a.m. on the first Wednesday after the thirtieth (30th) day following the day that the selection procedure described in Section 8.2 above shall have been completed (unless such day is a Saturday, Sunday, or national or state holiday and, in that event, on the next business day). At the Call Closing each of the Exercising Party and the Non-Exercising Party shall be responsible for the satisfaction of any debt secured by mortgages or deeds of trust against the Exercising Party's Properties and the Non-Exercising Party's Properties, respectively, as of such date and, if applicable, the "release price" necessary to release any mortgage or deed of trust securing the Existing Financing as of such date. It is expressly understood and agreed that such satisfaction may occur through the assumption of such debt, or the refinancing of such debt with new indebtedness, or through other tax-efficient means agreed upon by the Partners. Immediately thereafter, the Partnership shall (i) deliver to the Exercising Party a duly executed and acknowledged deed in such form as may be appropriate and required to legally transfer fee simple title in and to each Exercising Party's Property to the Exercising Party, and shall also, upon the request of the Exercising Party, concurrently therewith (or at any time and from time to time thereafter) execute, acknowledge and deliver such other documents and records as the Exercising Party determines are reasonably necessary or desirable to conclude the Call Closing and to otherwise vest title in and to the Exercising Party's Properties in the Exercising Party and allow the
Exercising Party to develop, use, sell, rent, manage or operate the Exercising Party's Properties (including, without limitation, assignments of leases, reciprocal easement and operating agreements, contracts, personal property and other rights or property of the
Partnership necessary or useful in the management and operation of the Exercising Partner's Properties), and (ii) deliver to the Non-Exercising Party a duly executed and acknowledged deed in such form as may be appropriate and required to legally transfer fee simple title in and to each Non-Exercising Party's Property to the Non-Exercising Party, and shall also, upon the request of the Non-Exercising Party, concurrently therewith (or at any time and from time to time thereafter) execute, acknowledge and deliver such other documents and records as the Non-Exercising Party determines are reasonably necessary or desirable to conclude the Call Closing and to otherwise vest title in and to the Non-Exercising Party's Properties in the Non-Exercising Party and allow the Non-Exercising Party to develop, use, sell, rent, manage or operate the Non-Exercising Party's Properties (including, without limitation, assignments of leases, reciprocal easement and operating agreements, contracts, personal property and other rights or property of the
Partnership or the Underlying Partnership necessary or useful in the management and operation of the Non-Exercising Party's Properties). The Partnership shall distribute to the Exercising Party all of the Exercising Party's Properties, and distribute to the Non-Exercising Party all of the Non-Exercising Party's Properties. In the event that the aggregate fair market value of the Exercising Party's Properties (less any debt assumed by the Exercising Party) and the aggregate fair market value of the Non-Exercising Party's Properties (less any debt assumed by the Non-Exercising Party), as determined pursuant to Section
8.6 below, are unequal, the Partnership shall designate one Call Property (the "Designated Property"), which Designated Property shall be deemed to have been distributed to the Exercising and Non-Exercising Parties in that proportion necessary to equate, as closely as possible, the fair market values of the Call Properties distributed to the
Exercising and Non-Exercising Parties (less any debt assumed by the Parties). If the Designated Property is an Exercising Party Property, then the Exercising Party shall pay to the Non-Exercising Party cash, in an amount equal to the fair market value of such Designated Property multiplied by the percentage of the Designated Property distributed to the Non-Exercising Party. If the Designated Property is a Non-Exercising Party Property, then the Non-Exercising Party shall pay to the Exercising Party cash in an amount equal to the fair market value of such Designated Property multiplied by the percentage of the Designated Property distributed to the Exercising Party. The Partnership shall be responsible for and shall pay all costs and expenses incurred in connection with the pay-off and satisfaction of all financing secured by the Partnership Properties, or any of them (including, without limitation, the Existing Financing) and the release of all liens created thereby (including, without limitation, all prepayment penalties or fees, recording charges and other such costs and expenses). Except as otherwise provided in the immediately preceding sentence and in this sentence below, the Exercising Party shall be responsible for and pay all costs and expenses incurred in connection with the distribution of the Exercising Party's Properties, and the Non-Exercising Party shall be responsible for and pay all costs and expenses incurred in connection with the distribution of the Non-Exercising Party's Properties; provided that, each Party, the Partnership and the Underlying Partnership shall bear its own attorneys' fees in connection with such transactions. Each Party shall also, upon the request of the other Party, concurrently with the Call Closing (or at any time and from time to time thereafter) execute, acknowledge and deliver such other documents and records as such other Party determines are reasonably necessary or desirable to conclude the Call Closing. The management agreements for all Call
Properties shall be terminated effective as of the day of the Call Closing. Further, from and after the date of the Call Closing, the Partnership shall be released from all obligations and liabilities accruing to them in connection with the Call Properties, and each Party shall indemnify and hold the Underlying Partnership, the Partnership and the other Party harmless from and against any and all such obligations and liabilities with respect to or relating to the Call Properties distributed to such Party accruing from and after the Call Closing. It is also expressly understood and agreed that (i) the transfer of Partnership Properties shall be reflected on the books and records of the Partnership and the Underlying Partnership so as to take into account, as appropriate, the ownership interests of the general partners of the Underlying Partnership, and (ii) the Call Closing may be effected through the transfer of a duly executed and acknowledged deed directly from the Partnership or the Underlying Partnership, as the case may be, to the appropriate Parties (or their designees).

           8.4 Winding Up; Distribution of Proceeds. Immediately following the Call Closing, the Partnership and the Underlying
Partnership shall be wound up, and all remaining Partnership Properties shall be distributed to the Partners, in accordance with the terms and provisions of Article 10 hereof.

           8.5 Fair Market Value Appraisal Process. If the Parties are unable to agree upon the fair market value of any Call Property in accordance with and within the time period set forth in Section 8.2 above, then the fair market value of such Call Property shall be determined in accordance with the terms and provisions of this Section
8.5. Within twenty (20) days after the conclusion of the Call Dissolution Meeting or the expiration of the thirty (30) day period described in Section 8.2, whichever occurs first, each Party shall appoint an appraiser and, within ten (10) days after their appointment, the appraisers so appointed shall appoint a third appraiser. The appraisers so appointed shall proceed to determine the fair market value of the Call Property (determined assuming the Call Property was not encumbered by any debt). The fair market value of the Call Property shall be the average of the two (2) most proximate appraisals. If the highest and the lowest of the three (3) appraisals are exactly equidistant from the middle appraisal, however, the fair market value of the Call Property shall be an amount equal to the middle appraisal. Each appraiser appointed pursuant to this Section 8.5 shall be a real estate appraiser with at least ten (10) years' professional experience and with knowledge of the regional shopping center market (or knowledge of any other relevant market with respect to any particular Call Property) within the area where the Call Property is located. If either Party fails to appoint an appraiser within such twenty (20) day period, the determination of the fair market value of the Call Property shall be made by the appraiser chosen by the other Party and such determination shall be binding upon the Parties. If the first two (2) appraisers are unable to agree upon the third appraiser within the ten (10) day period following their appointment, then they shall notify the then chairman of the chapter of the American Institute of Real Estate Appraisers that is the closest to the Call Property geographically and request such person to select a third appraiser. Each Party shall pay the expense of the appraiser that it appoints and the Parties shall share the expense of the third appraiser.

          8.6  Portfolio Sale.

                (a) Any time after the date which is eighteen (18) months after the date of the acquisition of the Properties by the Underlying Partnership, a Party (for purposes of this Section 8.6, the "Portfolio Selling Party") shall have the right to cause (i) the Partnership to sell all (but not less than all) of the Partnership Properties to any unaffiliated third-party Person, subject to compliance with this Section 8.6; provided, however, that such right may only be exercised in connection with an election, pursuant to Section 10.01(e) of the Underlying Partnership Agreement, to liquidate the Underlying Partnership, in which case the Party whose Affiliate elected such liquidation shall be the "Portfolio Selling Party" hereunder. If the Portfolio Selling Party desires to sell the Partnership Properties, the Portfolio Selling Party shall give the other Party (for purposes of this Section 8.6, the "Remaining Party") written notice of its desire to do so (the "Portfolio Offer Notice"), which Portfolio Offer Notice shall state the aggregate price, measured in dollars and payable solely in cash or immediately available funds (but which may include a credit for any existing mortgage debt to be assumed), at which the Properties as a portfolio, will be offered for sale (the "Portfolio Offer Price"). The Remaining Party shall, within ninety (90) days after its receipt of the Portfolio Offer Notice, notify the Portfolio Selling Party in writing whether or not the Remaining Party will purchase the entire Partnership Interest of the Portfolio Selling Party in the Partnership for a purchase price equal to the amount that the Portfolio Selling Party (and the Affiliate of such Portfolio Selling Party that is a general portion of the Underlying Partnership) would receive if all of the Properties were sold for cash (including a credit for any mortgage debt to be assumed if included in the Portfolio Offer Notice) at the Portfolio Offer Price, and the Partnership were liquidated, on a closing date set forth in such notice which shall not be less than ten (10) nor more than thirty (30) days after the date of delivery of the Remaining Party's response notice. If the Remaining Party does not respond within the said ninety (90) day period, the Remaining Party shall be deemed conclusively to have declined to purchase the entire Partnership Interest of the Portfolio Selling Party in the Partnership as provided hereinabove and to have consented to the sale of the Properties to an unaffiliated third-party Person on the terms hereinafter provided. If the Remaining Party elects to purchase the entire Partnership Interest of the Portfolio Selling Party in the Partnership, the Portfolio Offer Notice and the Remaining Party's response notice shall constitute a binding agreement of purchase and sale between the Portfolio Selling Party and the Remaining Party and the Partnership Interest sale transaction shall close on the date stated in the Remaining Party's response notice. At the closing, the Parties will each execute and deliver to one another such documents as may be necessary and appropriate to consummate the transfer of the Selling Party's Partnership Interest (including, without limitation, an Assignment of Partnership Interest containing customary indemnity provisions), and the Remaining Party shall pay to the Selling Party, in cash, the purchase price for such Partnership Interest. All management agreements for the Properties and Partnership Property managed by the Property Manager affiliated with the Portfolio Selling Party shall be automatically terminated upon the consummation of the sale of such Partnership Interest.

           (b)   If  the Remaining Party does not elect to purchase  the
entire Partnership Interest of the Portfolio Selling Party in the Partnership, the Portfolio Selling Party shall have the right, subject to this subsection (b), to cause the Partnership to sell the Partnership Properties for a cash (with a credit for mortgage debt to be assumed) purchase price equal to or greater than ninety-eight percent (98%) of the Portfolio Offer Price; provided that, the Partnership Properties must be listed with an investment banking firm experienced in the sales of portfolio properties similar to the Partnership Properties for the highest and best price recommended by such investment banking firm, but not in any event less than the Project Offer Price. The closing of such portfolio sale shall occur not later than nine (9) months after the earlier of (x) the expiration of the Remaining Party's one hundred twenty (120) day response period provided in subsection (a) above, and
(y) the date that the Remaining Party delivers written notice to the Selling Party stating that it consents to the sale of the Partnership Properties on the terms and conditions of this Section 8.6. If the Portfolio Selling Party does not close such sale within such nine (9) month period in accordance with the terms hereof, then the Partnership Properties may not thereafter be sold as a portfolio under this Section
8.6 without again giving notice to the Remaining Party pursuant to subsection (a) above. The Remaining Party shall cooperate with the Portfolio Selling Party in order to sell the Partnership Properties on the terms provided in this Section 8.6.

           8.7 Effect of Existing Financing. Notwithstanding anything in this Agreement to the contrary, the foregoing provisions of this
Article 8 shall not be effective unless, prior to or contemporaneously with any transaction described herein, the Existing Financing has been satisfied in full.


                                ARTICLE 9

                   Withdrawals; Actions for Partition

           9.1 Waiver of Partition. No Partner shall, either directly or indirectly, take any action to require partition of any Partnership Properties, and notwithstanding any provisions of applicable law to the contrary, each Partner hereby irrevocably waives any and all rights it may have to maintain any action for partition or to compel any sale with respect to its Partnership Interest or with respect to the Partnership's interest in the Underlying Partnership, or with respect to any Partnership Properties, except as expressly provided in this Agreement.

           9.2 Covenant Not to Withdraw or Dissolve. Each Partner hereby covenants and agrees that the Partners have entered into this Agreement based on their mutual expectation that all Partners will continue as Partners and carry out the duties and obligations undertaken by them hereunder and that, except as otherwise expressly required or permitted hereby, each Partner hereby covenants and agrees not to
(a) take any action to file a certificate of dissolution or its equivalent with respect to itself, (b) take any action that would cause a Bankruptcy of such Partner, (c) withdraw or attempt to withdraw from the Partnership, (d) exercise any power under the Act to dissolve the Partnership, (e) Transfer all or any portion of its Partnership Interest

(other  than pursuant to the terms and provisions of Article 6  hereof),
(f) petition for judicial dissolution of the Partnership or permit or cause the Partnership to cause a dissolution of the Underlying Partnership, or (g) demand a return of such Partner's contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the Partners, or except as otherwise specifically allowed under this Agreement.


                               ARTICLE 10

          Dissolution, Liquidation, Winding-Up and Termination

            10.1  Causes  of  Dissolution.   The  Partnership  shall  be
dissolved upon the first to occur of the following:

               (a)  January 1,  2095;

                (b) The written agreement of the Partners or by any Party upon the exercise of its call right pursuant to Article 8 of this Agreement;

               (c) The dissolution, termination, retirement, withdrawal or Bankruptcy of a Partner, unless the business of the Partnership is continued at the election of other Partners having at least a fifty percent (50%) Partnership Interest, made by delivery of written notice to the Partners and the Executive Committee given within ninety (90) days of the discovery by such other Partners of such dissolution, termination, retirement, withdrawal or Bankruptcy;

                (d) The election of a Non-defaulting Party made at any time during the continuation of an Event of Default with respect to the other Party;

                (e) The occurrence of any event that makes it unlawful for the business of the Partnership to be carried on;

                (f) The sale or other disposition of all of the Partnership Properties;

                (g) The decree of the dissolution of the Partnership by a court of competent jurisdiction; and

               (h) The failure of the Underlying Partnership to acquire the Properties on or before April 1, 1998, unless such date is extended in writing by all Partners.

                To the fullest extent permitted by law, the Partners agree that no act, thing, occurrence, event or circumstance shall cause or result in the dissolution or termination of the Partnership except as provided in this Section 10.1.

           10.2 Winding Up and Liquidation. Upon the dissolution of the Partnership, the Partnership shall immediately commence to wind up its affairs, and the Partners or the Liquidator, as the case may be, shall proceed with reasonable promptness to liquidate the Partnership Assets. Except as provided below, during the period of the winding up of the affairs of the Partnership, the rights and obligations of the Partners set forth in Article 5 with respect to the management and operation of the Partnership and its business shall continue. Notwithstanding anything contained in this Agreement to the contrary, if any event described in Section 10.1(c) shall be continuing with respect to a Partner of one Party at the time the Partnership is dissolved, a Partner of the other Party (provided no such event is then continuing with respect to it), shall be entitled to act as the liquidating Partner hereunder or to appoint a liquidating trustee (in either event, such Partner or trustee being referred to herein as the "Liquidator") and
(i) such Liquidator shall be fully empowered to act on behalf of the Partnership and to wind up the Partnership's affairs and liquidate the Partnership Properties, and (ii) the Liquidator shall be empowered to make, perform and implement all Major Decisions hereunder without obtaining the consent, approval or waiver of any Partner or Person. The Liquidator shall be entitled to receive reasonable compensation for its services, and shall be fully indemnified, defended and held harmless by the Partnership from and against all claims, costs and expenses (including reasonable attorneys' fees and costs) arising in the course of it performing its duties hereunder, except for any such claims, costs or expenses resulting from the gross negligence or wilful misconduct of the Liquidator. From and after the dissolution of the Partnership, the Partnership Assets shall be liquidated and reduced to cash or cash equivalents as soon as practicable and the resulting Net Cash Flow, and all other Net Cash Flow, shall be applied and distributed in the following rank and order:

                (a) To the payment of creditors of the Partnership (other than in respect of Default Loans) in the order of priority as provided by law;

               (b) To the establishment and maintenance of a reserve of cash or other assets of the Partnership to pay contingent liabilities of the Partnership (other than any Default Loans) in such amounts as may be reasonably and in good faith determined by the Partners or the Liquidator, as the case may be;

                (c) To repay the principal amount of, and to pay any interest owing with respect to, any Default Loan; and

                (d) To the Partners in accordance with their respective Percentage Interests.

          If, immediately prior to the liquidation of the Partnership in accordance with the preceding provisions, there shall continue to be outstanding any principal or accrued interest on any Default Loan (a "Default Loan Deficiency"), the Noncontributing Party with respect to such Default Loan shall contribute to the Partnership the amount of such Default Loan Deficiency, which amount shall immediately thereafter be distributed to the Contributing Party in satisfaction of the Default Loan.

            10.3 Timing Requirements; Deemed Distribution and Re-contribution. In the event that the Partnership is "liquidated" within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations, any and all distributions to the Partners pursuant to Section 10.2(c) hereof shall be made no later than the later to occur of (i) the last day of the taxable year of the Partnership in which such liquidation occurs or
(ii) ninety (90) days after the date of such liquidation. Subject to the foregoing, a reasonable time shall be allowed for the orderly winding up of the business and affairs of the Partnership and the liquidation of its assets in order to minimize any losses otherwise attendant upon such winding up. Notwithstanding any other provisions of this Article 10 to the contrary, if the Partnership is liquidated within the meaning of Regulations Section 1.704-1(b)(2)(ii)(g)(3), but no dissolution event described in subsections (a) through (h) of Section
10.1 has occurred, the Partnership Properties shall not be liquidated, the Partnership's liabilities shall not be paid or discharged, and the Partnership's affairs shall not be wound up.

           10.4 Sales Receivables. The winding up of the Partnership shall not be deemed finally completed until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts and other similar receivables received by the Partnership in connection with the sale of Partnership Properties. The Partners or the Liquidator, as the case may be, shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

           10.5 Documentation of Dissolution and Termination. Upon the dissolution of the Partnership and the appointment of a Liquidator in accordance with Section 10.2, the Liquidator shall execute, file and record such certificates, instruments and documents as it shall deem necessary or appropriate in each state in which the Partnership or its affiliates do business. Upon the completion of the winding-up of the Partnership (including the application or distribution of all cash or other assets placed in reserve in accordance with Section 10.2(b)), the Partnership shall be terminated and the Partners or the Liquidator, as the case may be, shall execute, file and record such certificates, instruments and documents as it shall deem necessary or appropriate in each state in which the Partnership or its affiliates do business in order to reflect or effect the termination of the Partnership.


                               ARTICLE 11

                              Miscellaneous

           11.1 Notices. Notices may be delivered either by private messenger service, by mail, or facsimile transmission. Any notice or document required or permitted hereunder to a Partner shall be in writing and shall be deemed to be given on the date received by the Partner; provided, however, that all notices and documents mailed to a Partner in the United States Mail, postage prepaid, certified mail, return receipt requested, addressed to the Partner at its respective address as shown in the records of the Partnership, shall be deemed to have been received five (5) days after mailing and provided further, that the sender of any such notice or document by facsimile transmission shall bear the burden of proof as to proper transmission and date of transmission of such facsimile. The address and the telecopier number of each of the Partners shall for all purposes be as set forth at
Section 2.1 unless otherwise changed by the applicable Partner by notice to the other as provided herein.

           11.2 Binding Effect. Except as otherwise provided in this Agreement, every covenant, term, and provision of this Agreement shall be binding upon and inure to the benefit of the Partners and their respective permitted successors, transferees, and assigns.

           11.3 Construction of Agreement. As used herein, the singular shall be deemed to include the plural, and the plural shall be deemed to include the singular, and all pronouns shall include the masculine, feminine and neuter, whenever the context and facts require such construction. The headings, captions, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Except as otherwise indicated, all section and exhibit references in this Agreement shall be deemed to refer to the sections and exhibits of and to this Agreement, and the terms "herein", "hereof", "hereto", "hereunder" and similar terms refer to this Agreement generally rather than to the particular provision in which such term is used. Whenever the words "including", "include" or "includes" are used in this Agreement, they shall be interpreted in a non-exclusive manner as though the words "but [is] not limited to"
immediately followed the same. Time is of the essence of this Agreement. The language in all parts of this Agreement shall in all cases be construed simply according to the fair meaning thereof and not strictly against the party which drafted such language. Except as otherwise provided herein, references in this Agreement to any agreement, articles, by-laws, instrument or other document are to such agreement, articles, by-laws, instrument or other document as amended, modified or supplemented from time to time.

           11.4 Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

           11.5 Incorporation by Reference. The Glossary of Defined Terms and every exhibit, schedule, and other appendix attached to this Agreement and referred to herein is incorporated in this Agreement by reference.

          11.6 Further Assurances. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

           11.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without regard to any conflict of laws rules thereof.

          11.8 Counterpart Execution. This Agreement may be executed in any number of counterparts with the same effect as if all of the Partners had signed the same document. All counterparts shall be construed together and shall constitute one agreement.

           11.9 Loans. Any Partner may, with the approval of the Executive Committee or as otherwise provided by this Agreement, lend or advance money to the Partnership. If any Partner shall make any loan or loans to the Partnership, the amount of any such loan or advance shall not be treated as a contribution to the capital of the Partnership but shall be a debt due from the Partnership. Except as otherwise provided herein, no Partner shall be obligated to make any loan or advance to the Partnership.

           11.10 No Third Party Rights. This Agreement is intended to create enforceable rights between the parties hereto only, and creates no rights in, or obligations to, any other Persons whatsoever. Without limiting the generality of the foregoing, as to any third party, a deficit capital account of a Partner shall not be deemed to be a liability of such Partner nor an asset or property of the Partnership.

           11.11 Estoppel Certificates. Upon the written request of a Partner, the other Partner shall, within fifteen (15) days of its receipt of such request, execute and deliver a written statement certifying: (a) that this Agreement is unmodified and in full force and effect (or, if modified, that this Agreement is in full force and effect as modified and, stating any and all modifications), (b) no Event of Default has occurred with respect to such Partner that has not been cured and, to its actual knowledge, no Event of Default has occurred with respect to the requesting Partner that has not been cured, in each case except as specified in such statement and, (c) that to its actual knowledge, no event has occurred which with the passage of time or the giving of notice, or both, would ripen into an Event of Default hereunder, except as specified in such statement.

           11.12 Usury. If any return, interest payment, or other charge payable under this Agreement shall at any time exceed the maximum amount chargeable by applicable law, then the applicable rate of return or interest shall be the maximum rate permitted by applicable law.

           11.13 Business Day. "Business Day" or "business day" means any calendar day except Saturday, Sunday, or a federal or State of Delaware legal holiday.

           11.14 Proposing and Adopting Amendments. Amendments to this Agreement may be proposed by any Executive Committee Member by his submitting to the Executive Committee a verbatim statement of the proposed amendment, and such Executive Committee Member shall include in any such submission a recommendation as to the proposed amendment. A proposed amendment shall be adopted and be effective as an amendment hereto upon the approval of the Executive Committee and its mutual execution and delivery by the Partners. This Agreement may be amended only upon the written agreement of both Partners, and no provision benefiting a Partner may be waived, except by a written instrument signed by the Partner. The giving of consent by any Partner to any action by another Partner in any one instance shall not limit or waive the necessity to obtain such Partner's consent in any future instance.

          11.15 Partners Not Agents. Nothing contained herein shall be construed to constitute any Partner the agent of another Partner, except as otherwise expressly provided herein, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.

            11.16 Entire Understanding; Etc. This Agreement constitutes the entire agreement and understanding among the Partners, and supersedes any prior or contemporaneous understandings and/or written or oral agreements among them, respecting the subject matter of this Agreement.

           11.17 Action Without Dissolution. To the fullest extent permitted by law, each Partner shall be entitled to maintain, on its own behalf or on behalf of the Partnership, any action or proceeding against any other Partner or the Partnership (including an action for damages, specific performance, or injunctive or declaratory relief) for or by reason of the tortious conduct of such party or the breach by such party of this Agreement or any other agreement entered into with such party in connection with the transactions contemplated hereunder, and the bringing of such action or proceeding shall not cause or require the dissolution of the Partnership or an accounting of the Partnership's assets or affairs.

           11.18 Attorneys' Fees. In the event of any litigation between Partners by reason of a breach hereunder, or to enforce or interpret any provision, right or obligation hereunder, the unsuccessful party or parties to such litigation covenants and agree to pay the successful party or parties all costs and expenses reasonably incurred, including reasonable attorneys' fees. For the purpose of this Agreement, the term "attorneys' fees" and "attorneys' fees and costs" shall mean the fees and expenses of counsel to the parties hereto, which may include printing, photostating, duplicating and other expenses, air freight charges and fees billed for law clerks, paralegals, librarians and others not admitted to the bar but performing services under the supervision of any attorney. Such term shall also include all such fees and expenses incurred with respect to appeals and bankruptcy proceedings, and whether or not any action or proceeding is brought with respect to the matter for which said fees and expenses were incurred.

           11.19 Waiver of Jury Trial. To the fullest extent permitted by law, each Partner hereby waives trial by jury in any action, proceeding or counterclaim brought by a Partner or the Partnership with respect to any matter whatsoever arising out of or in any way connected with this Agreement, the relationship of the Partners, any claim of injury or damage relating to any of the foregoing, or the enforcement of any remedy under any statute with respect thereto.

           11.20 Confidentiality. The terms of this Agreement, any non-public details of the transactions contemplated hereby, any financial, marketing or other information delivered or produced pursuant to the terms of this Agreement not generally disclosed to the public, the trade, or creditors, and any non-public information regarding any other Partner or any of its Affiliates learned as a result of the partnership relationship created by this Agreement, shall not be disclosed by any Partner (or any of its Affiliates) to any Person other than its Affiliates, directors, officers, trustees, employees, partners, attorneys and agents of such Partner and their affiliates, except as may be required by any regulatory authority having jurisdiction or by any applicable law, regulation, ordinance or order, and except as otherwise required to carry out the intent of this Agreement.

          11.21 Press Releases. Each Partner agrees to refrain from generating or participating in any publicity statement, press release, or other public notice regarding the formation of this Partnership or the identification of its Partners, the acquisition, disposition or financing of the Properties by the Partnership or any other business or affairs of the Partnership. All publicity statements, press releases or other public notices relating to the formation of this Partnership or the identification of its Partners, the acquisition, disposition or financing of the Properties by the Partnership or any other business or affairs of the Partnership must be approved by the Executive Committee. Upon the full execution of the Purchase Agreement, the Partners shall issue a joint press release in a form acceptable to both Partners.

          11.22 Existing Financing. The Partners hereby acknowledge and agree that the Underlying Properties shall be acquired by the Underlying Partnership subject to, and the Underlying Partnership shall assume, the Existing Financing and that the acquisition of the Properties subject to such Existing Financing is subject to the approval of the Rating Agencies (Moody's Investors Service, Inc. and Fitch Investors Service, L.P.). Each of the Partners hereby agrees to execute any commercially reasonable amendment to this Agreement reasonably required by such Rating Agencies in connection with such approval.

            11.23 Consents; Approvals. Unless otherwise herein provided, in any instance in which any Partner, any Executive Committee Member or any Operating Committee Member shall be requested to consent to or approve of any matter with respect to which such Person's consent or approval is required by any of the provisions of this Agreement, such consent (or refusal to consent) or approval (or disapproval) shall be given in writing, and such consent or approval shall not be unreasonably withheld or delayed unless this Agreement with respect to a particular consent or approval shall expressly provide that the same may be given or refused in the sole judgment or discretion of such Partner, Executive Committee Member or Operating Committee Member, as applicable.

     [The remainder of this page has been intentionally left blank]

           IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date and year first above written.





          GENERAL PARTNERS


                    MACERICH EQ GP CORP.,
                    a Delaware corporation



                    By:
                    Its:



                    SDG EQ ASSOCIATES, INC.,
                    a Delaware corporation



                    By:
                    Its:





          LIMITED PARTNERS

                    MACERICH EQ LIMITED PARTNERSHIP,
                    a California limited partnership

                    By:  MACERICH EQ GP CORP.,
                         a Delaware corporation,
                         its General Partner


                         By:
                         Its:



                    SDG EQ DEVELOPERS LIMITED PARTNERSHIP,
                    a Delaware limited partnership

                    By:  SDG EQ ASSOCIATES, INC.,
                         a Delaware corporation,
                         its General Partner


                         By:
                         Its: Chief Executive Officer


                        GLOSSARY OF DEFINED TERMS


     "Accountants" shall mean the firm or firms of independent certified public accountants selected by the Partners on behalf of the Partnership to audit the books and records of the Partnership and to prepare statements and reports in connection therewith.

     "Act" shall mean the Delaware Uniform Partnership Act, as the same may hereafter be amended or supplemented from time to time and any successor thereto.

     "Additional Capital Contributions" is defined in Section 2.3.

     "Affected Gain" is defined in the Allocations Exhibit.

     "Affiliate" shall mean any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, any Person and shall include in the case of Macerich and MSPE, Macerich Property Management Company, a California corporation and Macerich Management Company, a California corporation, and in the case of SDG and SSPE shall include M.S. Management Associates, Inc., a Delaware corporation, and its subsidiaries.

     "Agreement" shall mean this Partnership Agreement.

     "Allocations Exhibit" shall mean Exhibit A.

     "Annual Budget" is defined in Section 5.7(a).

     "Audited Financial Statements" shall mean financial statements (balance sheets, statement of income, statement of partners' equity and statement of cash flows) prepared in accordance with generally accepted accounting principles and accompanied by an independent auditor's report.

     "Bankruptcy" shall mean, with respect to any Partner, (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization;
(ii) an adjudication that such Partner is insolvent or bankrupt;
(iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner; (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing; (v) the filing of an answer by such Partner admitting the material allegations of any such petition; (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner; (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors; (viii) the convening by such Partner of a meeting of its creditors, or any class thereof, for purposes of effecting a moratorium upon or extension or composition of its debts;
(ix) the failure of such Partner to pay its debts as they mature;
(x) the levy, attachment, execution or other seizure of substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter; or (xi) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

     "Base Rate" is defined in Section 2.4(a).

     "Budget" and "Budgets" is defined in Section 5.7(a).

     "Budgeted Capital Items" shall mean capital expenditures set forth in a Budget for any of the Properties.

     "Business Day" is defined in Section 11.13.

     "Buy-Sell Closing" is defined in Section 7.3(a).

     "Buy-Sell Major Decision" shall mean a decision to sell, finance, refinance, expand or renovate a Property involving an expenditure or commitment by the Partnership in the case of an expansion or renovation of not less than $10,000,000.

     "Call Closing" is defined in Section 8.3.

     "Call Dissolution Meeting" is defined in Section 8.2.

     "Call Notice" is defined in Section 8.1.

     "Call Property" is defined in Section 8.2.

     "Capital Account" is defined in the Allocations Exhibit.

     "Capital Contribution" shall mean, with respect to any Partner, the amount of money and initial Gross Asset Value of any property other than money contributed to the Partnership with respect to the Partnership Interest held by such Partner (net of liabilities to which such property is subject).

     "Cash Flow Shortfalls" shall mean the excess, if any, of (a) the sum (without duplication) of all operating or other cash expenditures paid by the Partnership (other than capital expenditures of any nature), plus all payments of principal, interest, fees and related costs made by the Partnership with respect to Partnership indebtedness (including all such payments, fees and costs paid in connection with the Existing Financing), plus all additions to Partnership reserves established in accordance with this Agreement], over (b) all cash revenues and funds received by the Partnership from any and all sources, including reductions of Partnership reserves established in accordance with this Agreement, but excluding security deposit and other refundable deposits unless and until earned or applied. Non-cash allowances such as depreciation, amortization, cost recovery deductions, or similar items shall not be considered when calculating Cash Flow Shortfalls.

     "Closing Funding Requirement" is defined in Section 2.2(b).

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Contributing Party" is defined in Section 2.3(c).

     "Control" shall mean the ability, whether by the direct or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust. The terms "Controls" and "Controlled" shall have correlative meanings.

     "Controlling Party" is defined in Section 5.14(c).

     "Date of Value" is defined in Section 7.1.

     "Default Loan" is defined in Section 2.4(a).

     "Default Loan Deficiency" is defined in Section 10.2.

     "Defaulting Party" is defined in Section 5.14(a).

     "Depreciation" is defined in the Allocations Exhibit.

     "Designated Property" is defined in Section 8.3.

     "Due Diligence Formation and Acquisition Costs" is defined in
Section 2.2(b).

     "Entity" shall mean any general partnership, limited partnership, corporation, limited liability company, joint venture, trust, business trust, cooperative or association.

     "Escrow Agent" shall mean the "Escrow Agent" under and defined in the Purchase Agreement.

     "Escrow Closing Requirement" is defined in Section 2.2(b).

     "Equitable" shall mean The Equitable Life Assurance Society of the United States, a New York corporation, the "seller" of the Properties under the Purchase Agreement.

     "Event of Default" is defined in Section 5.14(a).

     "Executive Committee" is defined in Section 5.1.

     "Executive Committee Members" is defined in Section 5.1.

     "Exercising Party" is defined in Section 8.1.

     "Exercising Party's Property" and "Exercising Party's Properties" are defined in Section 8.2.

     "Existing Financing" shall mean that certain financing with respect to all of the Properties evidenced by those certain collateralized fixed and floating rate notes in the aggregate principal sum of $485,000,000 issued by Equitable, which notes are secured by, inter alia, those documents and instruments more particularly described on Exhibit B to the Purchase Agreement.

     "Fiscal Year" is defined in the Allocations Exhibit.

     "Funds from Operations" shall mean net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated at the same basis.

     "Glossary of Defined Terms" is defined in the preamble paragraph to this Agreement.

     "Gross Asset Value" is defined in the Allocations Exhibit.

     "Immediate Family" shall mean, with respect to any individual, such individual's spouse, parents, parents-in-law, descendants, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law.

     "Indemnitee" means (i) any Person that is (A) a Partner, (B) an Executive Committee Member, (C) an Operating Committee Member or (D) a director, officer, employee, trustee, agent or representative of a Partner, and (ii) such other Persons (including Affiliates of a Partner or the Partnership) as the Partners may mutually designate from time to time.

     "Initial Capital Contributions" is defined in Section 2.2.

     "Initial Reserve Requirement" is defined in Section 2.2(b).

     "Initiating Party" is defined in Section 7.1.

     "Interim Operating Budget" is defined in Section 5.7(a).

     "Lien" shall mean any liens, security interests, mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

     "Liquidator" is defined in Section 10.2.

     "Loan Default Transferee" is defined in Section 6.3(c).

     "Loan Default Transfer Notice" is defined in Section 6.3(c).

     "Macerich" is defined in the Introduction to this Agreement.

     "Macerich Management Agreement" is defined in Section 5.5.

     "Major Decision" is defined in Section 5.1(c).

     "Minimum Gain Attributable to Partner Nonrecourse Debt" is defined in the Allocations Exhibit.

     "Net Cash Flow" means with respect to any period, the excess, if any, of (a) all cash revenues and funds received by the Partnership from any and all sources during such period, including reductions of Partnership reserves established in accordance with this Agreement, but excluding security deposit and other refundable deposits unless and until earned or applied, over (b) the sum (without duplication) of all capital, operating or other cash expenditures of the Partnership paid during such period, plus all payments of principal, interest, fees and related costs with respect to Partnership indebtedness made during such period (including all such payments, fees and costs paid in connection with the Existing Financing), plus all additions to Partnership reserves established in accordance with this Agreement. Net Cash Flow shall not be reduced by depreciation, amortization, cost recovery deductions, or similar non-cash allowances.

     "Net Income or Net Loss" is defined in the Allocations Exhibit. "Non-Competition Area" is defined in Section 1.8(b).

     "Noncontributing Party" is defined in Section 2.3(c).

     "Non-defaulting Party" is defined in Section 5.14(a).

     "Non-Exercising Party" is defined in Section 8.1.

     "Non-Exercising Party's Property" and "Non-Exercising Party's Properties" are defined in Section 8.2.

     "Nonproposing Party"is defined in Section 1.8(b).

     "Nonrecourse Deductions" is defined in the Allocations Exhibit.

     "Nonrecourse Liabilities" is defined in the Allocations Exhibit.

     "Offering Notice" is defined in Section 7.1.

     "Operating Committee" is defined in Section 5.3.

     "Operating Committee Members" is defined in Section 5.3.

     "Operating Partnership" shall mean, in the case of SDG, Simon DeBartolo Group, L.P., a Delaware limited partnership, and in the case of Macerich, The Macerich Partnership, L.P., a Delaware limited partnership, as well as their successors by consolidation or other combination with or into another Person.

     "Original Approved Pre-Closing Budget" is defined in Section
2.2(c).

     "Other Interests" is defined in Section 1.8(a).

     "Partner Nonrecourse Deductions" is defined in the Allocations
Exhibit.

     "Partner Nonrecourse Debt" is defined in the Allocations Exhibit.

     "Partner" shall mean Macerich, MSPE, SDG and SSPE, and their permitted successors and assigns that are admitted as Partners, individually.

     "Partners" shall mean Macerich MSPE, SDG and SSPE, and their permitted successors and assigns that are admitted as Partners.

     "Partnership" shall mean the partnership hereby constituted, as such partnership may from time to time be constituted.



     "Partnership Interest" shall mean an ownership interest of a Partner in the Partnership from time to time, including such Partner's Percentage Interest and such Partner's Capital Account, and any and all other benefits to which the holder of such Partnership Interest may be entitled as provided in this Agreement, together with all obligations of such Person to comply with the terms of this Agreement.

     "Partnership Interest Loan" is defined in Section 6.3(a).

     "Partnership Interest Loan Default Notice" is defined in Section
6.3(d).

     "Partnership Interest Loan Obligations" is defined in Section
6.3(a).

     "Partnership Minimum Gain" is defined in the Allocations Exhibit.

     "Partnership Properties" shall mean any tangible or intangible property hereafter acquired by the Partnership.

     "Party" and "Parties" are defined in Section 1.1.

     "Percentage Interest" is defined in Section 2.1.

     "Permitted Transfers" is defined in Section 6.1(b).

     "Person" shall mean any individual or Entity.

     "Pledging Partner" is defined in Section 6.3(a)(xi).

     "Portfolio Offer Notice" is defined in Section 8.6(a).

     "Portfolio Offer Price" is defined in Section 8.6(a).

     "Portfolio Selling Party" is defined in Section 8.6(a).

     "Principal Office" is defined in Section 1.4.

     "Property" shall mean any of the Properties individually.

     "Properties" shall mean , collectively, the Partnership Properties and the Underlying Properties.

     "Property Manager" shall mean the property manager for any particular Property engaged pursuant to a Macerich Management Agreement or SDG Management Agreement, as the case may be, as well as any property manager approved by the Executive Committee, pursuant to Section
5.1(c)(ii), with respect to any Partnership Property.

     "Proposal" is defined in Section 1.8(b).

     "Proposing Party" is defined in Section 1.8(b).

     "Purchase Agreement" shall mean that certain Purchase and Sale Agreement by and between Equitable and SM Portfolio Partners, which provides for the sale of the Properties by Equitable to SM Portfolio Partners, subject to the Existing Financing.

     "Purchase Price" is defined in Section 7.1.

     "Purchasing Party" is defined in Section 7.2.

     "REIT" is defined in Section 1.3.

     "Real Estate Activity" is defined in Section 1.8(b).

     "Regulations" shall mean the final, temporary or proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

     "Regulatory Allocations" is defined in the Allocations Exhibit.

     "Related Persons" is defined in Section 1.8.

     "Remaining Party" is defined in Section 8.6(a).

     "Responding Party" is defined in Section 7.1.

     "SDG" is defined in the Introduction to this Agreement.

     "SDG Management Agreement" is defined in Section 5.5.

     "Subject Property" is defined in Section 7.1.

     "Tax Item" is defined in the Allocations Exhibit.
     "Term" is defined in Section 1.5.

     "Transfer" means, as a noun, any voluntary or involuntary transfer, sale, other disposition, hypothecation or encumbrance, and, as a verb, voluntarily or involuntarily to transfer, sell, otherwise dispose of, hypothecate or encumber.

     "Transferee" is defined in Section 6.2.

     "Underlying Partnership" shall mean SDG Macerich Properties, L.P., a Delaware limited partnership, which owns the Properties.

     "Underlying Properties" shall mean the real properties to be acquired by the Underlying Partnership pursuant to the Purchase
Agreement, each of which real properties is more specifically identified and defined on Schedule 4 attached hereto, together with all other tangible and intangible property to be acquired by the Underlying
Partnership pursuant to the Purchase Agreement.

     "Unrealized Gain" is defined in the Allocations Exhibit.

     "Unrealized Loss" is defined in the Allocations Exhibit.
                                EXHIBIT A

                           Allocations Exhibit


     Each Capitalized term used in this Allocations Exhibit either is defined in the Glossary of Defined Terms to the Agreement or in Section 5 of this Allocations Exhibit.


1.   Capital Accounts.

     1.1 Establishment and Maintenance of Capital Accounts. The Partnership shall establish and maintain for each Partner a separate account ("Capital Account") in accordance with the rules of Regulations
Section 1.704-1(b)(2)(iv) and this Allocations Exhibit. The Capital Account of each Partner shall be increased by (i) the amount of all Capital Contributions and any other contributions made by such Partner to the Partnership pursuant to the Agreement, (ii) the amount of Net Income allocated to such Partner pursuant to Section 2.1 of this Allocations Exhibit, and (iii) the amount of any other items of income or gain specially allocated to such Partner pursuant to Section 3 of this Allocations Exhibit. The Capital Account of each Partner shall be decreased by (i) the amount of cash or Gross Asset Value (net of any liabilities to which the Partnership Assets distributed are subject) of any distributions of cash or property made to such Partner pursuant to the Agreement, (ii) the amount of Net Loss allocated to such Partner pursuant to Section 2.2 of this Allocations Exhibit, and (iii) the amount of any other items of deduction or loss specially allocated to such Partner pursuant to Section 3 of this Allocations Exhibit. The initial balance of each Partner's Capital Account shall equal the amount of such Partner's Capital Contribution to the Partnership on the date hereof as described in Article 2 of the Agreement. The Capital Accounts of each Partner shall be increased or decreased to reflect the revaluation of Partnership Assets under Section 1.3 of this Allocations Exhibit.

     1.2 Transferees. Generally, a transferee (including any assignee) of a Partnership Interest shall succeed to a pro rata portion of the Capital Account of the transferor; provided, however, that, if the transfer causes a termination of the Partnership under Section 708(b)(1)(B) of the Code, the Partnership's properties and liabilities shall be deemed, solely for federal income tax purposes, to have been contributed to a new Partnership in exchange for an interest in the new Partnership, and the terminated Partnership distributes interests in the new Partnership to the purchasing Partner and the other remaining Partners in proportion to their respective Percentage Interests in liquidation of the terminated Partnership. In such event, the Gross Asset Values of the Partnership properties shall be adjusted immediately prior to such deemed contribution pursuant to Section 1.3(b) of this Allocations Exhibit. The Capital Accounts of such reconstituted Partnership shall be maintained in accordance with the principles of this Allocations Exhibit.

     1.3  Revaluations of Partnership Assets.

          (a) Consistent with the provisions of Regulations Section 1.704-1(b)(2)(iv)(f), and as provided in this Section 1.3, the Gross Asset Values of all Partnership Assets shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership Assets, as of the times of the adjustments provided in Section 1.3(b) of this Allocations Exhibit, as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such property and allocated pursuant to this Allocations Exhibit.

          (b)  Such adjustments shall be made as of the following times:
     (i) immediately prior to the acquisition of an additional interest in the Partnership, after the date hereof, by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (ii) immediately prior to the distribution by the Partnership to a Partner of more than a de minimis amount of property as consideration for an interest in the Partnership; and
     (iii) immediately prior to the liquidation of the Partnership within the meaning of Regulations Section 1.704-1(b)(2)(ii)(g); provided, however, that adjustments pursuant to clauses (i) and
     (ii) above shall be made only if the Partners determine that such adjustments are necessary or appropriate to reflect the relative economic interests of the Partners in the Partnership.

          (c)  In accordance with Regulations Section 1.704-
     1(b)(2)(iv)(e) the Gross Asset Value of Partnership Assets distributed in kind shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as of the time any such asset is distributed.

          (d) In determining Unrealized Gain or Unrealized Loss for purposes of this Allocations Exhibit, the aggregate cash amount and fair market value of all Partnership Assets (including cash or cash equivalents) shall be determined by the Partners using such reasonable methods of valuation as they may adopt, or in the case of a liquidating distribution pursuant to Article 10 of the Agreement, be determined and allocated by the Liquidator using such reasonable methods of valuation as it may adopt. The Partners, or the Liquidator, as the case may be, shall allocate such aggregate value among the assets of the Partnership (in such manner as it determines in its sole and absolute discretion necessary to arrive at a fair market value for individual properties).

     1.4 Compliance with Regulations. The provisions of this Allocations Exhibit relating to the maintenance of Capital Accounts are intended to comply with Regulations Section 1.704-1(b), and shall be interpreted and applied in a manner consistent with such Regulations.
In the event the Partners shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto (including, without limitation, debits or credits relating to liabilities which are secured by contributed or distributed property or which are assumed by the Partnership, or any of the Partners), are computed in order to comply with such Regulations, the Partners may make such modification, provided that it is not likely to have a material effect on the amounts distributable to any Person pursuant to Article 10 of the Agreement upon the dissolution of the Partnership. The Partners also shall (i) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Partners and the amount of Partnership capital reflected on the Partnership's balance sheet, as computed for book purposes, in accordance with Regulations
Section 1.704-1(b)(2)(iv)(q), and (ii) make any appropriate modifications in the event unanticipated events might otherwise cause the Agreement and this Allocations Exhibit not to comply with Regulations Section 1.704-(b).

2. Allocation of Net Income and Net Loss. After giving effect to the special allocations set forth in Section 3 of this Allocations Exhibit, Net Income and Net Loss for any Fiscal Year or other applicable period shall be allocated to the Partners in accordance with their respective Percentage Interests.

3.   Special Allocations.

     Notwithstanding any other provision of the Agreement or this Allocations Exhibit, the following special allocations shall be made in the following order:

     3.1 Minimum Gain Chargeback. Notwithstanding any other provisions of this Allocations Exhibit, if there is a net decrease in Partnership Minimum Gain during any Fiscal Year, each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain, as determined under Regulations Section 1.704-2(g). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant thereto. The items to be so allocated shall be determined in accordance with Regulations Section 1.704-2(f)(6). This Section 3.1 is intended to comply with the minimum gain chargeback requirements of Regulations Section 1.704-2(f) and shall be interpreted consistently therewith.

     3.2 Partner Minimum Gain Chargeback. Notwithstanding any other provision of this Allocations Exhibit (except Section 3.1), if there is a net decrease in Minimum Gain Attributable to a Partner Nonrecourse Debt during any Fiscal Year, each Partner who has a share of the Partnership Minimum Gain Attributable to such Partner Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)(5), shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain Attributable to such Partner Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)(5). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant thereto. The items to be so allocated shall be determined in accordance with Regulations
Section 1.704-2(i)(4). This Section 3.2 is intended to comply with the minimum gain chargeback requirements of Regulations Section 1.704-2(i)(4) and shall be interpreted consistently therewith.
     3.3 Interest on Default Loans. Interest Deductions with respect to any Default Loan shall be allocated to the Noncontributing Partner with respect to such Default Loan.

     3.4 Partner Nonrecourse Deductions. Any Partner Nonrecourse Deductions for any Fiscal Year shall be specially allocated to the Partner who bears the economic risk of loss, under Regulations Section 1.704-2(i)(1), with respect to the Partner Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Regulations Section 1.704-2(i)(2).

     3.5 Code Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Partnership Asset pursuant to Section 732, 734 or 743 of the Code is required, pursuant to Regulations Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such item of gain or loss shall be specially allocated to the Partners in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Regulations.

     3.6 Curative Allocations. The allocations set forth in Sections 3.1, 3.2, 3.3 and 3.5 (the "Regulatory Allocations") are intended to comply with certain requirements of Regulations Sections 1.704-1(b) and 1.704-2. Notwithstanding any provisions of Sections 2 and 3 to the contrary (other than the Regulatory Allocations), the Regulatory Allocations shall be taken into account in allocating other items of income, gain, loss and deduction among the Partners so that, to the extent possible, the cumulative net amount for the allocations of Partnership items under Sections 2 and 3 hereof shall be equal to the net amount that would have been allocated had the Regulatory Allocations not occurred. This Section 3.8 is intended to minimize to the extent possible and to the extent necessary any economic distortions which may result from application of the Regulatory Allocations and shall be interpreted in a manner consistent therewith.

4.   Allocations for Tax Purposes.

     4.1 Generally. Except as otherwise provided in this Section 4, for federal income tax purposes, each item of income, gain, loss and deduction (a "Tax Item") shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss or deduction is allocated among the Partners pursuant to Sections 2 and 3 of this Allocations Exhibit.

     4.2 Sections 1245/1250 Recapture. If any portion of gain from the sale of property is treated as gain which is ordinary income by virtue of the application of Code Sections 1245 or 1250 ("Affected Gain"), then
(i) such Affected Gain shall be allocated among the Partners in the same proportion that the depreciation and amortization deductions giving rise to the Affected Gain were allocated and (ii) other Tax Items of gain of the same character that would have been recognized, but for the application of Code Sections 1245 and/or 1250, shall be allocated away from those Partners who are allocated Affected Gain pursuant to Clause (i) so that, to the extent possible, the other Partners are allocated the same amount and type, of capital gain that would have been allocated to them had Code Sections 1245 and/or 1250 not applied. For purposes hereof, in order to determine the proportionate allocations of depreciation and amortization deductions for each Fiscal Year or other applicable period, such deductions shall be deemed allocated on the same basis as Net Income and Net Loss for such period.

     4.3 Tax Allocations: Code Section 704(c). In accordance with Code Section 704(c) and the Regulations promulgated thereunder, income, gain, loss and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value. In the event the Gross Asset Value of any Partnership asset is adjusted pursuant to Section 1.3 of this Allocations Exhibit, subsequent allocations of income, gain, loss and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset to the Partnership for federal income tax purposes and its Gross Asset Value in the same manner as under Code Section 704(c) and the Regulations promulgated thereunder. Without limiting the foregoing, the Partners shall allocate income, gain, loss and deduction with respect to any property acquired as of the date hereof, the adjusted basis of which differs from its Gross Asset Value, among the Partners on a property by property basis, subject to the application of the "ceiling limitation," in accordance with Regulations Section 1.704-3(b). The Partners shall allocate income, gain, loss and deduction with respect to any property acquired after the date hereof, the adjusted basis of which differs from its Gross Asset Value, among the Partners under any method the they may elect, so long as such method is set forth in the Regulations promulgated under Section 704(c) of the Code on the date such property is acquired.

5.   Definitions.

          "Affected Gain" is defined in Section 4.2.

          "Depreciation" means, for each Fiscal Year, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such Fiscal Year, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such Fiscal Year, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization or other cost recovery deduction for such Fiscal Year bears to such beginning adjusted tax basis; provided, however, that if the adjusted basis for federal income tax purposes of an asset at the beginning of such Fiscal Year is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the Partners.

          "Fiscal Year" means each calendar year, or partial calendar year, occurring during the term of the Partnership, or such other Fiscal Year as may be adopted by the Executive Committee from time to time.
          "Gross Asset Value" means, with respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

          (i) the initial Gross Asset Value of any asset contributed by a Partner to a Partnership shall be the gross fair market value of such asset on the date of contribution to the Partnership, as determined by the Partners;

                    (ii) the Gross Asset Values of all Partnership
               Assets shall be adjusted in accordance with Section 1.3 of this Allocations Exhibit; and

                    (iii) the Gross Asset Value of an asset shall be adjusted each Fiscal Year by the Depreciation with respect to such asset taken into account for purposes of computing Net Income and Net Loss for such year.

          "Minimum Gain Attributable to Partner Nonrecourse Debt" shall mean "partner nonrecourse debt minimum gain" as determined in accordance with Regulation Section 1.704-2(i)(2).

          "Net Income or Net Loss" shall mean, for each Fiscal Year or other applicable period, an amount equal to the Partnership's taxable income or loss for such year or period, determined in accordance with
Section 703(a) of the Code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments:

                    (i) The computation of all items of income, gain, loss and deduction shall be made without regard to the fact that items described in Sections 705(a)(1)(B) or 705(a)(2)(B) of the Code are not includable in gross income or are neither currently deductible nor capitalized for federal income tax purposes;

                    (ii) Any income, gain or loss attributable to the
               taxable disposition of any Partnership property shall be determined as if the adjusted basis of such property as of such date of disposition were equal in amount to the Partnership's Gross Asset Value with respect to such property as of such date;

                    (iii) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year;

                    (iv) In the event the Gross Asset Value of any
               Partnership property is adjusted to reflect any Unrealized Gain or Unrealized Loss with respect to such property pursuant to Section 1.3 hereof, the amount of any such Unrealized Gain or Unrealized Loss shall be taken into account as gain or loss from the disposition of such property; and

                    (v) Any items specially allocated under Article 3 of this Allocations Exhibit shall not be taken into account.

          "Nonrecourse Deductions" shall have the meaning set forth in Sections 1.704-2(b)(1) and (c) of the Regulations.

          "Nonrecourse Liabilities" shall have the meaning set forth in
Section 1.752-1(a)(2) of the Regulations.

          "Partner Nonrecourse Deductions" shall have the meaning set forth in Section 1.704-2(i)(1) of the Regulations.

          "Partner Nonrecourse Debt" shall have the meaning set forth in
Section 1.704-2(b)(4) of the Regulations.

          "Partnership Minimum Gain" shall have the meaning set forth in Sections 1.704-2(b)(2) and (d)(1) of the Regulations.

          "Tax Item" is defined in Section 4.1 of this Allocations
Exhibit.

          "Unrealized Gain" means, with respect to any Partnership property as of any particular date, the excess of (i) the gross fair market value of such property on such date as determined in accordance with Section 1.3 of this Allocations Exhibit, over (ii) the Gross Asset Value of such property to the Partnership on such date.

          "Unrealized Loss" means, with respect to any Partnership property as of any particular date, the excess of (i) the Gross Asset Value of such property to the Partnership on such date, over (ii) the gross fair market value of such property on such date, as determined in accordance with Section 1.3 of this Allocations Exhibit as of such date.

                               SCHEDULE 1


                  ORIGINAL APPROVED PRE-CLOSING BUDGET


To be mutually approved by SDG and Macerich and incorporated into this Agreement by an amendment signed by SDG and Macerich.

                               SCHEDULE 2


                       MACERICH MANAGED PROPERTIES


1.   Empire East
     Sioux Falls, South Dakota

2.   Empire Mall
     Sioux Falls, South Dakota

3.   Lindale Mall
     Cedar Rapids, Iowa

4.   Mesa Mall
     Grand Junction, Colorado

5.   Rushmore Mall
     Rapid City, South Dakota

6.   Southern Hills Mall
     Sioux City, Iowa

7.   Southridge Mall
     Des Moines, Iowa

                               SCHEDULE 3


                         SDG MANAGED PROPERTIES



1.   Eastland Mall
     Evansville, Indiana

2.   Granite Run Mall
     Media, Pennsylvania

3.   Lake Square Mall
     Leesburg, Florida

4.   NorthPark Mall
     Davenport, Iowa

5.   SouthPark Mall
     Moline, Illinois

6.   Valley Mall
     Harrisonburg, Virginia

                               SCHEDULE 4


                           LIST OF PROPERTIES


1.   Eastland Mall
     Evansville, Indiana

2.   Empire East
     Sioux Falls, South Dakota

3.   Empire Mall
     Sioux Falls, South Dakota

4.   Granite Run Mall
     Media, Pennsylvania

5.   Lake Square Mall
     Leesburg, Florida

6.   Lindale Mall
     Cedar Rapids, Iowa

7.   Mesa Mall
     Grand Junction, Colorado

8.   NorthPark Mall
     Davenport, Iowa

9.   Rushmore Mall
     Rapid City, South Dakota

10.  Southern Hills Mall
     Sioux City, Iowa

11.  SouthPark Mall
     Moline, Illinois

12.  Southridge Mall
     Des Moines, Iowa

13.  Valley Mall
     Harrisonburg, Virginia
                               SCHEDULE 5


                           NONCOMPETITION AREA




To be mutually approved by SDG and Macerich and incorporated into this Agreement by an amendment signed by SDG and Macerich.

============================================================================
                                                               EXHIBIT 10.63

                      LIMITED PARTNERSHIP AGREEMENT

                    OF SDG MACERICH PROPERTIES, L.P.






                            TABLE OF CONTENTS


                                                                    Page


ARTICLE I  DEFINITIONS                                               1
      1.1  Definitions                                               1

ARTICLE II GENERAL PROVISIONS                                        6
      2.1  Formation and Organization                                6
      2.2  Partnership Name                                          7
      2.3  Purpose                                                   7
      2.4  Registered Office; Registered Agent                       7
      2.5  Term                                                      7
      2.6  Filings                                                   7
      2.7  Bankruptcy Limitations                                    7

ARTICLE III    PARTNERS' CAPITAL CONTRIBUTIONS                       8
      3.1  Capital Contributions of the Partners                     8
      3.2  Other Matters                                             8

ARTICLE IV ALLOCATIONS                                               8
      4.1  Allocation of Profits and Losses                          8
      4.2  Elections                                                 9

ARTICLE V  DISTRIBUTIONS                                             9
      5.1  Distributions                                             9
      5.2  Amounts Withheld                                          9
      5.3  In Kind Distributions                                     9

ARTICLE VI MANAGEMENT                                               10
      6.1  Management Generally                                     10
      6.2  Executive Committee                                      10
      6.3  No Individual Authority                                  12
      6.4  Operating Committee.                                     12
      6.5  Warranted Reliance by Executive Committee Members and
           Operating Committee Members on Others                    14
      6.6  Authority of the General Partners                        15
      6.7  Tax Matters Partner                                      15
      6.8  Tax Elections                                            15
      6.9  Right to Rely on a General Partner                       15
      6.10 Duties and Obligations of General Partners               16
      6.11 Indemnification of General Partners                      18
      6.12 Reimbursement                                            18
      6.13 Removal of General Partners                              19
      6.14 Management Agreements                                    19
      6.15 REIT Status                                              20
      6.16 Defaults and Remedies                                    22

ARTICLE VII    AMENDMENTS                                           23
      7.1  Amendments                                               23

ARTICLE VIII    TRANSFERS OF PARTNERSHIP INTERESTS                  24
      8.1  Rights of Transferees                                    24

ARTICLE IX POWER OF ATTORNEY                                        24
      9.1  General Partner as Attorney                              24

ARTICLE X  DISSOLUTION AND WINDING UP                               24
      10.1 Liquidating Events                                       24
      10.2 Winding Up                                               25

ARTICLE XI BOOKS AND REPORTS                                        26
      11.1 Books of Account and Records 26

ARTICLE XII    MISCELLANEOUS                                        26
      12.1 Notices                                                  26
      12.2 Binding Effect                                           27
      12.3 Severability                                             27
      12.4 Governing Law                                            27
      12.5 Counterpart Execution                                    27

                     LIMITED PARTNERSHIP AGREEMENT

                    OF SDG MACERICH PROPERTIES, L.P.



           THIS LIMITED PARTNERSHIP AGREEMENT is entered into and shall be effective as of the 24th day of February, 1998, by and between Simco Acquisitions, Inc., a Delaware corporation ("Simco"), and a wholly owned subsidiary of Simon DeBartolo Group, Inc., a Maryland corporation, and Macerich Property EQ GP Corp., a Delaware corporation ("Macerich"), and a wholly owned subsidiary of The Macerich Company, a Maryland corporation (each, individually, a ``General Partner,'' and collectively, the ``General Partners''), and SM Portfolio Limited Partnership, a Delaware limited partnership, as the Limited Partner, pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, on the following terms and conditions:

                                ARTICLE I

                               DEFINITIONS

    1.1         Definitions.   As used in this Agreement, the  following
terms have the following meanings:

        (a) ``Act'' means the Delaware Revised Uniform Limited Partnership Act, as set forth in Title 6, Chapter 17 of the Delaware Code, as amended from time to time (or any corresponding provisions of succeeding law).

       (b) ``Affiliate'' shall have the meaning set form in the SM Partnership Agreement.

       (c) ``Agreement'' or ``Partnership Agreement'' means this Agreement of Limited Partnership, as amended from time to time.

      (d)       ``Bankruptcy'' shall mean, with respect to any  Partner,
(i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization; (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner; (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing; (v) the filing of an answer by such Partner admitting the material allegations of any such petition; (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner; (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors; (viii) the convening by such Partner of a meeting of its creditors, or any class thereof, for purposes of effecting a moratorium upon or extension or composition of its debts; (ix) the failure of such Partner to pay its debts as they mature; (x) the levy, attachment, execution or other seizure of substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter; or
(xi) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

          (e) ``Capital Account'' means, with respect to any Partner, the Capital Account maintained for such Partner in accordance with
Section 704(b) of the Code and the Regulations thereunder.

         (f) ``Capital Contributions'' means, with respect to any Partner, the amount of money or other property or assets contributed to the Partnership from time to time with respect to the interest in the Partnership held by such Person.

        (g) ``Code'' means the Internal Revenue Code of 1986, as amended from time to time (or any corresponding provisions of succeeding law).

        (h)    ``Controlling Partner'' is defined in Section 6.16(c).

        (i)    ``Defaulting Partner'' is defined in Section 6.16.

        (j) ``Depreciation'' means, for each Fiscal Year, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such Fiscal Year, except that if the Gross Asset Value of an asset differs from its adjusted Basis for Federal income tax purposes at the beginning of such Fiscal Year, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the Federal income tax depreciation, amortization, or other cost recovery deduction for such Fiscal Year bears to such beginning adjusted tax basis; provided, however, that if the adjusted basis for Federal income tax purposes of an asset at the beginning of such Fiscal Year is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the General Partner.

          (k) ``Employee Benefit Plan'' has the meaning assigned to the term ``employee benefit plan'' in Section 3(3) of ERISA, which is or was maintained or contributed to by the Partnership or a Related Person to the Partnership.

         (l)   ``Event of Default'' is defined in Section 6.16.


        (m) ``Executive Committee'' shall have the meaning set forth in Section 6.2.

        (n) ``Executive Committee Members'' shall have the meaning set forth in Section 6.2.

       (o) ``Equitable'' shall mean The Equitable Life Assurance Society of the United States, a New York corporation, the "seller" of the Properties under the Purchase Agreement.

       (p) ``Existing Financing'' shall mean that certain financing with respect to all of the Properties evidenced by those certain collateralized fixed and floating rate notes in the aggregate principal sum of $485,000,000 issued by Equitable, which notes are secured by, inter alia, those documents and instruments more particularly described on Exhibit B to the Purchase Agreement.

       (q) ``Fiscal Year'' means (i) the period commencing on the date hereof and ending on December 31, 1998 and, (ii) any subsequent twelve (12) month period commencing on January 1.

       (r) ``General Partnership Interest'' means the Partnership Interest held by each General Partner constituting one half of one percent (.5%) of the total Partnership Interests outstanding and owned by all of the Partners.

      (s) ``Gross Asset Value'' means the adjusted basis of property for Federal income tax purposes, except that the Gross Asset Value of the Property will be adjusted to its fair market value (i) whenever such adjustment is required in order for allocations under this Agreement to have "economic effect'' within the meaning of Regulation
Section 1.704-1(b)(2)(iv), and (ii) if the General Partners consider appropriate, whenever such adjustment is permitted under Regulation
Section 1.704-l(b)(2)(ii). If the Gross Asset Value of property is so adjusted, such Gross Asset Value shall thereafter be further adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses.

      (t) ``Independent Director'' means, with respect to any Person, a director of such Person who is not at the time of appointment and who has not at any time during the preceding five (5) year period prior to such director's appointment as a director and during the continuation of such director's service as a director has not been and does not become subsequently: (i) a partner, stockholder or holder of any other beneficial interest in such Person or in any Affiliate of such Person, (ii) a director, officer, partner, trade creditor or employee of such Person or any partner, subsidiary or Affiliate of such Person,

(iii) a customer, service provider (including professionals), creditor, supplier, independent contractor, manager, or any other Person who derives more than $2,000 annually from its activities with such Person or any Affiliate or partner of such Person (other than revenue derived in respect of being an Independent Director); (iv) a Person controlling or controlled by any of the Persons referenced in clauses (i) (ii) or
(iii) above, or (v) a member of the immediate family of any such Person referenced in clauses (i), (ii), (iii) or (iv) above. Solely for purposes of this definition, (x) "Affiliate'' shall mean, as to any Person, any other Person that, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person, and (y) "control'' of a person shall mean (i) either the power, directly or indirectly, to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise or (ii) the ownership of 10% or more of the voting securities of such Person.

          (u)   ``Limited   Partner''   means  SM   Portfolio   Limited
Partnership and any Person who has become a Limited Partner pursuant to the terms of this Agreement.

         (v) ``Limited Partnership Interest'' means that Partnership Interest held by the Limited Partner constituting ninety-nine percent (99%) of the total Partnership Interests outstanding and owned by all of the Partners.

        (w)    ``Macerich Management Agreement'' is defined in  Section
6.14.

       (x) ``Majority in Interest '' means as of any date any Partner or Partners whose aggregate Partnership Interests constitute at least a simple majority of the aggregate Partnership Interests then outstanding.

      (y) ``Net Cash Flow from Operations'' means the gross proceeds from Partnership operations, less the portion thereof used to pay or establish reserves for all Partnership expenses, debt payments, capital improvements, replacements and contingencies, all as determined by the General Partners. "Net Cash Flow From Operations'' shall not be reduced by depreciation, amortization, cost recovery deductions or similar allowances but shall be increased by any reduction of reserves previously established pursuant to this paragraph or the succeeding paragraph.

     (z) ``Net Cash From Sales or Refinancings'' means the net cash proceeds from the sale or other disposition and all refinancings of the Property, less any portion thereof used to establish reserves, all as determined by the General Partners. "Net Cash From Sales or Refinancings'' shall include all principal and interest payments with respect to any note or other obligation received by the Partnership in connection with the sale or other disposition of the Property.

       (aa) ``Operating Committee'' shall have the meaning set forth in Section 6.4.

      (bb) ``Operating Committee Members'' shall have the meaning set forth in Section 6.4.

     (cc) ``Partners'' means all General Partners and all Limited Partners, where no distinction is required by the context in which the term is used herein. "Partner'' means any one of the Partners.

      (dd) ``Partnership'' means the partnership formed pursuant to the certificate of limited partnership and this Agreement.

      (ee) ``Partnership Interest'' means the respective percentage interest of a Partner in the Partnership as set forth in Exhibit A attached hereto.

      (ff)       ``Person''    means   any   individual,   partnership,
corporation, trust, or other entity.

      (gg) ``Profits'' and ``Losses'' means, for each Fiscal Year, an amount equal to the Partnership's taxable income or loss for such Fiscal Year, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

             (i) Any income of the Partnership that is exempt from Federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this subsection shall be added to such taxable income or loss;

            (ii) In the event the Gross Asset Value of any property is adjusted pursuant to Subparagraph (i) of the definition of Gross Asset Value", the amount of such adjustment shall be taken into account as gain or loss from the disposition of the property for purposes of computing Profits or Losses;

            (iii) Gain or loss resulting from the disposition of any property shall be computed by reference to the Gross Asset Value of such property, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value;

           (iv) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year, computed in accordance with the definition of Depreciation contained herein; and

            (v) To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Code Section 734(b) or Code Section 743(b) is required pursuant to Regulations

          Section 1.704-1(b)(2)(iv)(m)(4) to be taken into account in determining Capital Accounts as a result of a distribution other than in complete liquidation of a Partner's Interest, the amount of such adjustment shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases the basis of the asset) from the disposition of the asset and shall be taken into account for purposes of computing Profits or Losses.

           (hh) ``Properties'' shall mean the real properties to be acquired by the Partnership pursuant to the Purchase Agreement, each of which real properties is more specifically identified and defined on
Schedule 1 attached hereto, together with all other tangible and intangible property to be acquired by the Partnership pursuant to the Purchase Agreement.

          (ii)  ``Property''   shall  mean  any   of   the   Properties
individually.

          (jj) ``Property Manager'' shall mean the property manager for any particular Property engaged pursuant to a Macerich Management Agreement or Simco Management Agreement, as the case may be, as well as any property manager approved by the Executive Committee with respect to any Property.

         (kk) ``Purchase Agreement'' shall mean that certain Purchase and Sale Agreement by and between Equitable and SM Portfolio Partners, which provides for the sale of the Properties by Equitable to SM Portfolio Partners, subject to the Existing Financing.

         (ll) ``REIT'' means a "real estate investment trust" within the meaning of Section 856 of the Code.

         (mm) ``Regulations'' means the Income Tax Regulations, including Temporary Regulations, promulgated under the Code, as such Regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

        (nn)    ``SIMCO  Management Agreement'' is  defined  in  Section
6.14.

        (oo) ``SM Partnership Agreement'' means the Partnership Agreement of SM Portfolio Limited Partnership, dated as of February 24, 1998.

                               ARTICLE II

                           GENERAL PROVISIONS

           2.1 Formation and Organization. The Partners hereby agree to form the Partnership as a limited partnership pursuant to the provisions of the Act and upon the terms and conditions set forth in this Agreement. Each Partner's initial Capital Contribution and corresponding

Partnership Interest is set forth in Exhibit A, which is attached to and forms part of this Agreement. The Partnership shall be treated as a partnership for Federal income tax purposes, and the Tax Matters Partner (as defined in Section 6.7) shall make any elections and take any and all other actions necessary to effect such partnership status.

           2.2 Partnership Name. The name of the Partnership shall be SDG Macerich Properties, L.P., and all business of the Partnership shall be conducted in such name.

          2.3 Purpose. The limited purposes for which the Partnership is organized are to acquire, improve, lease, finance, refinance, mortgage, operate, manage, own, hold, sell exchange or otherwise disclose of or deal with the Properties, or any part thereof, and to engage in any and all activities related or incidental thereto. The Partnership shall not engage in any other business activity, and shall not own any assets or incur any indebtedness other than the assets or indebtedness relating to the Properties or otherwise in furtherance of the purposes of the Partnership.

        2.4 Registered Office; Registered Agent. The registered office and registered agent for service of process of the Partnership in the State of Delaware shall be The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801 or such other Person as the General Partners may appoint.

      2.5 Term. The term of the Partnership commenced on the date the certificate of limited partnership was filed in the office of the Secretary of State of Delaware in accordance with the Act and shall continue until the winding up and liquidation of the Partnership (in accordance with Article X) and the completion of its business.

     2.6          Filings.

           (a) The General Partners shall take any and all other actions as may be reasonably necessary to perfect and maintain the status of the Partnership as a limited partnership or similar type of entity under the laws of Delaware and any other states or jurisdictions in which the Partnership engages in business.

           (b) Upon the dissolution of the Partnership, the General Partners shall promptly execute and cause to be filed certificates of dissolution in accordance with the Act and the laws of any other states or jurisdictions in which the Partnership has filed certificates.

 2.7 Bankruptcy Limitations. The Partnership shall not, without unanimous vote of the directors of the General Partners (which must include the affirmative vote of at least one Independent Director of each General Partner) (i) commence any case, proceeding or other action seeking protection for the Partnership as a debtor under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors, (ii) consent to the entry of an order for relief in or institution of any case, proceeding or other action brought by any third party against the Partnership as a debtor under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors, (iii) file an answer in any involuntary case or proceeding described in clause (ii) above admitting the material allegations of the petition therein or otherwise failing to contest any such involuntary case or proceeding,
(iv) seek or consent to the appointment of a receiver, liquidator, assignee, trustee, sequestrator, custodian or any similar official for the Partnership or for a substantial portion of its properties, (v) make any assignment for the benefit of the creditors of the Partnership, or
(vi) admit in writing the inability of the Partnership to generally pay its debts as they mature or that the Partnership is generally not paying its debts as they become due.

                                 ARTICLE III

                     PARTNERS' CAPITAL CONTRIBUTIONS

        3.1 Capital Contributions of the Partners. Each Partner has made the initial Capital Contributions set forth in Exhibit A attached hereto and any subsequent Capital Contributions shall be reflected in the books and records of the Partnership. No Partner shall be obligated to make any additional Capital Contributions. Each Partner shall establish and maintain a Capital Account with respect to the Partnership.

      3.2         Other Matters.

           (a) Except as otherwise provided in this Agreement, no Partner shall demand or receive a return of its Capital Contributions or withdraw from the Partnership without the consent of all Partners.

           (b) The General Partners shall not have any personal liability for the repayment of any Capital Contributions of any Limited Partner.

          (c)   The  Limited Partner shall not be personally liable  for
the   debts,  liabilities,  contracts  or  other  obligations   of   the
Partnership.

                                ARTICLE IV

                               ALLOCATIONS

  4.1 Allocation of Profits and Losses. The Profits and Losses of the Partnership shall be allocated among the Partners in accordance with their Partnership Interests; provided, however, that, in accordance with Code Section 704(c) and the Regulations thereunder and Regulation
Section 1.704-1(b)(4)(i), income, gain, loss, and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value.

   4.2 Elections. In no event shall the Tax Matters Partner (as defined in Section 6.7) make any election or cause any election to be made that would cause the Partnership to be treated as an association taxable as a corporation for Federal income tax purposes. Except as otherwise expressly provided herein, any tax elections required or permitted to be made by the Partnership under the Code or otherwise, and all material decisions with respect to the calculation of the Net Profits or Net Losses of the Partnership, shall be made in such manner as may be determined by the General Partners to be in the best interests of the Partners.

                                ARTICLE V

                              DISTRIBUTIONS

 5.1 Distributions. Net Cash Flow From Operations, Net Cash Flow from Sales or Refinancings, and, except as otherwise prohibited under this Agreement, any of the Properties, shall be distributed at such times as the General Partners may determine, to the Partners pro rata in accordance with their Partnership Interests.

    5.2 Amounts Withheld. The General Partners are authorized to withhold from distributions or allocations to a Partner and to pay over to any Federal, state or local government any amounts required to be withheld pursuant to the Code or any provisions of any other Federal, state or local law with respect to any payment, distribution or allocation to the Partnership or the Partner and shall allocate any such amounts to the Partner with respect to which such amount was withheld. All amounts so withheld shall be treated as amounts distributed to such Partner, and will reduce the amount otherwise distributable to such Partner, pursuant to this Article V for all purposes under this Agreement.

    5.3 In Kind Distributions. If there shall occur, as between the General Partners, a deadlock over a Buy-Sell Major Decision (as defined in the SM Partnership Agreement), then either General Partner may elect to cause the Property with respect to which such deadlock exists to be distributed in kind to the Partners pro rata in accordance with their Partnership Interests; provided, however, that no such in kind distribution shall occur unless, either prior to or contemporaneously with such distribution, the Property is released from the Existing Financing, or any other lien or encumbrance to which it may become subject after the date hereof.

                               ARTICLE VI

                               MANAGEMENT

      6.1 Management Generally. The management of the Partnership shall be vested in the Executive Committee, Operating Committee and the General Partners constituted as hereinafter provided. The Limited Partner shall have no part in the management or control of the Partnership, shall have no authority or right to act on behalf of the Partnership in connection with any matter, and shall have no right to consent to or approve any action by the General Partners except as expressly provided herein or as required by the Act.

    6.2 Executive Committee. The Partnership shall at all times have an executive committee (the "Executive Committee") composed of two individuals (the "Executive Committee Members") who shall oversee the performance of the Operating Committee.

           (a)      Membership and Voting.

                     (i) Membership. The Executive Committee will consist of two (2) Executive Committee Members, with one (1) Executive Committee Member appointed by each General Partner. Concurrently with the execution and delivery of this Agreement, the General Partners have notified one another in writing of their respective initial appointed Executive Committee Member. Each General Partner may, at any time, appoint an alternate Executive Committee Member by prior written notice to the other General Partner's appointed Executive Committee Member and such alternates will have all the powers, authority and duties of a regular Executive Committee Member in the absence or inability of a regular Executive Committee Member to serve. In no event, however, shall the other Executive Committee Member be under any obligation to make inquiries as to, or verify or confirm, any such absence or inability to serve of a regular Executive Committee Member, it being understood and agreed that the Executive Committee Members shall be entitled to rely upon and accept an alternate Executive Committee Member's assertion of the absence or inability to serve of the regular Executive Committee Member in question. Each
     General Partner shall cause its appointed Executive Committee Member and alternate Executive Committee Member to comply with the terms of this Agreement. Each General Partner will have the power to remove its Executive Committee Member or alternate Executive Committee Member appointed by it by written notice to the other General Partner's Executive Committee Member. Vacancies on the Executive Committee will be filled by appointment by the General Partner that appointed the Executive Committee Member previously holding the position that is then vacant. The General Partners may mutually agree to increase or decrease the size of the Executive Committee proportionately, from time to time. Notices to an Executive Committee Member shall be delivered to such Person's attention at the address set forth in Section 12.1 for the General Partner that appointed such Executive Committee Member. No appointment or removal by a General Partner of an Executive Committee Member or alternate Executive Committee Member shall be effective until written notice of such action is received or deemed received pursuant to Section 12.1 by the Executive Committee Member of the other General Partner. Each General Partner and its respective Executive Committee Member and alternate Executive Committee Member, when dealing with the other General Partner's respective Executive Committee Member and alternate Executive Committee Member, (i) shall be entitled to rely upon and accept the written act, approval, consent or vote of each of such other
     General Partner's then-appointed Executive Committee Member and alternate Executive Committee Member, and (ii) shall be under no obligation to make any inquiries in order to verify or confirm any of such written acts, approvals, consents or votes.
              (ii)   Voting.  Each Executive Committee Member shall have
     one vote on any decision of the Executive Committee. An Executive Committee Member may give a written proxy to another Executive
     Committee Member to vote on such Executive Committee Member's behalf in such Executive Committee Member's absence. Except as expressly provided to the contrary in this Agreement, all actions, decisions, capital calls, determinations, waivers, approvals and consents to be taken or given by the Executive Committee must be unanimously approved by the Executive Committee Members (whether or not present at the meeting at which such vote occurs).

             (b)      Meetings  of  the  Executive Committee;  Time  and
Place. Unless otherwise agreed by the Executive Committee, regular meetings of the Executive Committee shall be held no less often than quarterly at such time and at such place as the Executive Committee
shall  determine.   At  such regular meetings, the  Operating  Committee
shall report on the financial performance and condition of the Partnership on a year-to-date basis (including cash flows, reserves, outstanding loans, and compliance efforts), progress on capital projects, material contracts entered into, material litigation, marketing and leasing efforts, deviations from any budget and such other matters relevant to the management and operation of the Partnership and the Properties. Special meetings of the Executive Committee shall be held on the call of any Executive Committee Member; provided that at least three (3) business days' notice is given to all Executive Committee Members (unless written waiver of this requirement by all Executive Committee Members is obtained). A quorum for any Executive
Committee meeting shall consist of not less than two (2) Executive Committee Members (one appointed by each General Partner) present either in person or by proxy. The Executive Committee may make use of telephones and other electronic devices to hold meetings; provided that the Executive Committee Members participating in such meeting can hear one another. The Executive Committee may act without a meeting if the action taken is reduced to writing and approved by the Executive
Committee in accordance with the other voting provisions of this Agreement. Written minutes shall be taken at each meeting of the Executive Committee. However, any action taken or matter agreed upon by the Executive Committee shall be deemed final, whether or not written minutes are ever prepared or finalized.

         6.3 No Individual Authority. Except as otherwise expressly provided in this Agreement, no Partner, acting alone, shall have any authority to act for, or undertake or assume any obligation or responsibility on behalf of, the other Partner or the Partnership.

       6.4 Operating Committee. Unless otherwise agreed to by the General Partners, the management of the Partnership, subject to the restrictions on its authority set forth in Section 6.2, shall be vested in the operating committee (the "Operating Committee"). The Operating Committee shall be composed of two individuals (the "Operating Committee Members") who shall vote on all management issues relating to the business and operations of the Partnership.

            (a)      Membership and Voting.

                    (i) Membership. The Operating Committee will consist of two (2) Operating Committee Members, with one (1) Operating Committee Member appointed by each General Partner. Concurrently with the execution and delivery of this Agreement, the General Partners have notified one another in writing of their respective initial appointed Operating Committee Member. Each General Partner may, at any time, appoint one of its employees as an alternate Operating Committee Member by prior written notice to the other General Partner's appointed Operating Committee Member and such alternates will have all the powers, authority and duties of a regular Operating Committee Member in the absence or inability of a regular Operating Committee Member to serve. In no event, however, shall the other Operating Committee Member be under any obligation to make inquiries as to, or verify or confirm, any such absence or inability to serve of a regular Operating Committee Member, it being understood and agreed that the Operating Committee Members shall be entitled to rely upon and accept an alternate Operating Committee Member's assertion of the absence or inability to serve of the regular Operating Committee Member in question. Each General Partner shall cause its appointed Operating Committee Member and alternate Operating Committee Member to comply with the terms of this Agreement. Each General Partner will have the power to remove its Operating Committee Member or alternate Operating Committee Member appointed by it by written notice to the other General Partner's Operating Committee Member. Vacancies on the Operating Committee will be filled by appointment by the General Partner that appointed the Operating Committee Member previously holding the position that is then vacant. The General Partners may mutually agree to increase or decrease the size of the Operating Committee proportionately, from time to time. Notices to an Operating Committee Member shall be delivered to such Person's attention at the address set forth in Section 12.1 for the General Partner that appointed such Operating Committee Member. No appointment or removal by a General Partner of an Operating Committee Member or alternate Operating Committee Member shall be effective until written notice of such action is received or deemed received pursuant to Section 12.1 by the Operating Committee Member of the other General Partner. Each General Partner and its respective Operating Committee Member and alternate Operating Committee Member, when dealing with the other General Partner's respective Operating Committee Member and alternate Operating Committee Member, (i) shall be entitled to rely upon and accept the written act, approval, consent or vote of each of such other
     General Partner's then-appointed Operating Committee Member and alternate Operating Committee Member, and (ii) shall be under no obligation to make any inquiries in order to verify or confirm any of such written acts, approvals, consents or votes.

                   (ii) Voting. Each Operating Committee Member shall have one vote on any decision of the Operating Committee. An Operating Committee Member may give a written proxy to another Operating Committee Member or any Partner's employee to vote on such Operating Committee Member's behalf in such Operating Committee Member's absence. Except as expressly provided to the contrary in this Agreement, all actions, decisions, capital calls, determinations, waivers, approvals and consents to be taken or given by the Operating Committee must be unanimously approved by the Operating Committee Members (whether or not present at the meeting at which such vote occurs).

                 (b) Reports and Meetings of the Operating Committee; Time and Place. The Operating Committee shall report to the Executive Committee on activities undertaken by the Operating Committee, as required by the Executive Committee and this Agreement. Unless otherwise agreed by the Operating Committee, regular meetings of the Operating Committee shall be held monthly at such time and at such place as the Operating Committee shall determine. Special meetings of the Operating Committee shall be held on the call of any Operating Committee Member; provided that at least three (3) business days' notice is given to all Operating Committee Members (unless written waiver of this requirement by all Operating Committee Members is obtained). A quorum for any Operating Committee meeting shall consist of not less than two
(2) Operating Committee Members (one appointed by each General Partner) present either in person or by proxy. The Operating Committee may make use of telephones and other electronic devices to hold meetings; provided that the Operating Committee Members participating in such meeting can hear one another. The Operating Committee may act without a meeting if the action taken is reduced to writing and approved by the Operating Committee in accordance with the other voting provisions of this Agreement. Written minutes shall be taken at each meeting of the Operating Committee. However, any action taken or matter agreed upon by the Operating Committee shall be deemed final, whether or not written minutes are ever prepared or finalized. Operating Committee meetings may be attended by persons other than the Operating Committee Members (including other employees of the Partners and their Affiliates).

                (c) Duties of the Operating Committee. The Operating Committee shall be generally responsible for overseeing and managing the day-to-day business, operations and affairs of the Partnership and carrying out the duties delegated to it by the Executive Committee, and shall have fiduciary responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in its immediate possession or control. The Operating Committee may, in carrying out its duties, defend against lawsuits or other judicial or administrative proceedings brought against the Partnership, provided that it promptly notifies the Executive Committee of such action. The funds of the Partnership shall not be commingled with the funds of any other Person, and the Operating Committee shall not employ, or permit any other Person to employ, such funds in any manner except for the benefit of the Partnership. The bank accounts of the Partnership shall be maintained in such banking institutions as are approved by the Operating Committee and withdrawals shall be made only in the regular course of Partnership business and as otherwise authorized in this Agreement on such signature or signatures as the Operating Committee may determine. Subject to the limitations on its powers and authorities set forth in this Agreement, the Operating Committee shall ensure that the Partnership complies with its obligations under the Purchase Agreement and the loan documents pertaining to the Existing Financing, and all other material agreements to which the Partnership is a party or by which the Partnership is bound. The Operating Committee shall also have the duties imposed upon it elsewhere in this Agreement. The Operating Committee shall devote sufficient time, effort and managerial resources to the business of the Partnership as is reasonably required to fulfill its obligations hereunder.

          6.5 Warranted Reliance by Executive Committee Members and Operating Committee Members on Others. In exercising their authority and performing their duties under this Agreement, the Executive Committee Members and the Operating Committee Members shall be entitled to rely on information, opinions, reports, or statements of the following persons or groups unless they have actual knowledge concerning the matter in question that would cause such reliance to be unwarranted:

                 (a) one or more agents of the Partnership whom the Executive Committee Member or Operating Committee Member, as the case may be, reasonably believes to be reliable and competent in the matters presented; and

                (b) any attorney, public accountant, or other person as to matters which the Executive Committee Member or Operating Committee Member, as the case may be, reasonably believes to be within such person's professional or expert competence.

        6.6    Authority of the General Partners.

         (a) Except as otherwise provided herein, the General Partners shall have the power on behalf and in the name of the Partnership to carry out any and all of the objects and purposes of the Partnership set forth in Section 2.3 and to perform all acts incidental thereto or connected therewith which it may deem necessary or advisable, including, without limitation, the power to:

                (i)     acquire or sell any assets of the Partnership;

                (ii) incur indebtedness on behalf of the Partnership and secure any and all of such indebtedness with the assets of the
          Partnership: and

                (iii) open, maintain, and close bank accounts and draw checks or other orders for the payment of money.

       6.7 Tax Matters Partner. Macerich Property EQ GP Corp. is specifically authorized and appointed to act as the ``Tax Matters Partner'' under section 6231(a)(7) of the Code and in any similar capacity under state or local law; provided, however, that it shall exercise its authority in such capacity subject to all applicable terms and limitations set forth in this Agreement. Notwithstanding the foregoing, the Tax Matters Partner shall not, without the prior written approval of the other General Partner, (i) make any tax election on behalf of the Partnership, (ii) take any action with respect to any federal, state or local contest of any partnership item (as defined in
Section 6231(a)(7) of the Code (or any successor thereto) (and comparable provisions of state and local income tax laws) of the Partnership, or (iii) take any action with respect to any audit of any federal, state or local income tax return or income tax report filed by or on behalf of the Partnership.

      6.8 Tax Elections. Without limiting in any way the General Partners' rights and powers under Section 6.6, and subject to Section 6.7, the Tax Matters Partner may make any and all elections for Federal, state, and local tax purposes including any election, if permitted by applicable law, to adjust the basis of the Property pursuant to Code Sections 754, 734(b), and 743(b), or comparable provisions of state or local law, in connection with transfers of interests in the Partnership and Partnership distributions.

      6.9 Right to Rely on a General Partner. Any Person dealing with the Partnership may rely (without duty of further inquiry) upon a certificate signed by a General Partner as to the identity of such General Partner or the Limited Partner, the Persons who are authorized to execute and deliver any instrument or document of the Partnership, and any act or failure to act by the Partnership or any other matter whatsoever involving the Partnership or any Partner.

      6.10     Duties and Obligations of General Partners.

            (a) The General Partners shall take all actions which may be necessary or appropriate (i) for the continuation of the Partnership's valid existence as a limited partnership under the laws of the State of Delaware and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Limited Partner or to enable the Partnership to conduct the business in which it is engaged and (ii) for the accomplishment of the Partnership's purposes.

          (b) The General Partners shall cause to be provided, or cause the Partnership to carry, such insurance as is customary in the business in which the Partnership is engaged and in the places in which it is so engaged.

          (c) Notwithstanding anything to the contrary herein, the Partnership shall, and the General Partners shall cause the Partnership to:

              i) maintain its records and books of account separate from those of any other Person;

            ii) not commingle its assets and funds with those of any other Person (it being understood that a General Partner may, in its capacity as a general partner of the Partnership, hold assets or funds on behalf of the Partnership);

           iii) conduct its own business in its own name (it being understood that a General Partner may act on behalf of the
     Partnership   in  its  capacity  as  a  general  partner   of   the
     Partnership);

           iv)      maintain separate financial statements;

            v)      pay its own liabilities out of its own funds;

           vi) cause the directors of its general partners to meet on a regular basis, or act pursuant to a unanimous written consent, to carry on the business of the Partnership and keep minutes of such meetings and observe all limited partnership formalities, as applicable;

         vii) maintain an arms-length relationship with its Affiliates;

       viii)       pay the salaries of its own employees, if any, and
     maintain  a  sufficient  number  of  employees  in  light  of   its
     contemplated business operations;

         ix) not guarantee or become obligated for the debts of any other Person (except in connection with the endorsement of negotiable instruments in the ordinary course of business and except for a General Partner in its capacity as a general partner of the Partnership) or hold out its credit as being available to satisfy the obligations of others;

         x) allocate fairly and reasonably any overhead for shared office space;

        xi)       use separate stationery, invoices and checks;

           xii) not pledge its assets for the benefit of any other Person or make any loans or advances to any Person;

          xiii) maintain its accounts separate from those of any other Person (it being understood that a General Partner may, in its capacity as a general partner of the Partnership, maintain an account on behalf of the Partnership);

           xiv)          hold itself out as a separate entity;

           xv)           file its own tax returns, as required;

          xvi)           not   engage   in   any  nonexempt   ``prohibited
     transaction'' described in Section 406 of ERISA or section 4975 of the Code;

         xvii) not acquire obligations or securities of its stockholders or Affiliates (it being understood that a General Partner, in its capacity as a general partner of the Partnership, may hold its interest as a general partner of the Partnership);

              xviii) correct any misunderstanding actually known by it regarding its separate identity; and

              xix)     maintain  adequate  capital  in  light   of   its
     contemplated business operations.

         (d) Notwithstanding anything to the contrary herein, for so long as the Existing Financing is outstanding, the General Partners may not do, or cause or permit the Partnership to do, any of the following:
(i) wind up, dissolve or liquidate, in whole or in part, consolidate or merge with or into any other Person or convey, sell or transfer all or substantially all of the assets of the Partnership to any Person; (ii) approve any act by the Partnership as a result of which the Partnership would be dissolved; (iii) engage in any business or activity other than, in the case of a General Partner, the ownership of such General Partner's interest in the Partnership, or in the case of the Partnership, the ownership and operation of the Properties; or (iv) incur or assume any indebtedness, other than, in the case of the Partnership, the Existing Financing.

      6.11 Indemnification of General Partners. The General Partners or any officers or directors of the General Partners (collectively, "Indemnitees") shall have no liability to any Partner or the Partnership for, and the Partnership agrees to indemnify each Indemnitee to the fullest extent permitted by law from and against, any and all losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Partnership. However, each Indemnitee shall be liable, responsible, and accountable, and the Partnership shall not be liable to any Indemnitee, for any portion of such losses, judgments, liabilities and expenses that results from any Indemnitee's willful misconduct, or fraud, as finally determined by a court of competent jurisdiction. If any action, suit or proceeding shall be pending against the Partnership or an Indemnitee in connection with the Partnership, such Indemnitee shall have the right to employ separate counsel of its choice in such action, suit or proceeding. The reasonable fees and expenses of such separate counsel shall constitute expenses for the purposes of the indemnification provided by this Section 6.11. The satisfaction of the obligations of the Partnership under this Section 6.11 shall be from and limited to the assets of the Partnership, and no other Partner shall have any personal liability on account thereof. Each Indemnitee shall have the right to receive advances from the Partnership for all legal expenses and other costs incurred as a result of a legal action and for all amounts for which such Indemnitee believes in good faith that such Indemnitee is entitled to indemnification under this Section 6.11, but only if (i) the legal action relates to the performance of duties or services by such Indemnitee on behalf of the Partnership; and (ii) such Indemnitee undertakes to repay the advanced funds to the Partnership in the circumstances and the manner set out below. The Partnership shall make such advances (for which the Partnership is liable as determined above) within 30 days after a request for such advance is received. In the event that a determination is made that the Partnership is not so obligated in respect of any advance made by it, such Indemnitee will within 30 days of such determination repay the advanced funds to the Partnership with interest from the date of payment until the date of repayment of such amount and in the event that a determination is made that the Partnership is so obligated in respect of any amount not advanced by the Partnership to a particular Indemnitee, the Partnership will within 30 days of such determination pay such amount to such Indemnitee with interest from the date of any expenditure to the date of such determination. Any judgment against the Partnership and any Indemnitee wherein such Indemnitee is entitled to indemnification hereunder must first be satisfied from the assets of the Partnership before such Indemnitee is responsible for the satisfaction of such judgment.

     6.12 Reimbursement. A General Partner shall be reimbursed for all reasonable costs and expenses incurred by it on behalf of the Partnership. A General Partner shall receive no other compensation for managing the affairs of the Partnership.

     6.13 Removal of General Partners. A Majority in Interest of the Limited Partners shall have the power and authority to remove a General Partner and to appoint a replacement General Partner, provided that any such replacement General Partner shall be a Person (i) who consents to such appointment, (ii) who is capable of performing the functions of the replaced General Partner hereunder, and (iii) who is an entity organized pursuant to a certificate of incorporation (or other constituent documents) which includes provisions in form and in substance that comply with the requirements of the Existing Financing. Any replacement General Partner appointed pursuant to this Section 6.13 shall, effective upon acceptance of such appointment, be admitted as a General Partner of the Partnership, and shall succeed to all of the powers and responsibilities of the replaced General Partner hereunder. In the event that the replaced General Partner is replaced pursuant to this Section 6.13 by a replacement General Partner which does not purchase such replaced General Partner's Partnership Interest, (i) such replaced General Partner shall be treated as an assignee of a
Partnership Interest under Section 8.1 and may be admitted as a substituted Partner subject to the consent of a Majority in Interest of the Limited Partners and (ii) all Partnership Interests shall be reduced pro rata to the minimum extent necessary to admit the replacement General Partner as a Partner.

       6.14 Management Agreements. Macerich or an Affiliate of Macerich shall be hired as Property Manager to manage the Properties described on Schedule 2 attached hereto, and Simco or an Affiliate of Simco shall be hired as Property Manager to manage the Properties described on Schedule 3 attached hereto. The management of each of the Properties shall be governed by management agreements to be entered into prior to the Partnership's acquisition of the Properties. Macerich and Simco hereby covenant and agree to negotiate in good faith to agree upon a form management agreement which will govern the management of each of the Properties. One form management agreement will be used for all Properties, whether managed by Macerich or Simco. Notwithstanding anything to the contrary stated in this Agreement, Macerich, acting alone, shall have the exclusive right and authority on behalf of the Partnership so long as Macerich is not a Defaulting Partner (i) to determine on behalf of the Partnership whether Simco or its Affiliate acting as Property Manager under any management agreement for any property (each a "Simco Management Agreement") is in default under such Simco Management Agreement, and, if so, the action to be taken by the Partnership with respect thereto, (ii) to exercise termination rights in accordance with the terms under each Simco Management Agreement, (iii) to arrange for and cause the enforcement and defense of the
Partnership's rights under each such Simco Management Agreement (including by the prosecution or defense of any proceeding or action that it deems necessary or appropriate), (iv) to grant any approval or waiver under, or agree to any amendment or modification of, any Simco Management Agreement, and (v) to retain, as a Partnership expense, counsel of its choosing in connection with any of the foregoing actions set forth in clauses (i), (ii), (iii) or (iv). Notwithstanding anything to the contrary statement in this Agreement, Simco, acting alone, shall have the exclusive right and authority on behalf of the Partnership so long as Simco is not a Defaulting Partner (i) to determine on behalf of the Partnership whether Macerich or its Affiliate acting as Property Manager under any management agreement for any Property (each a "Macerich Management Agreement") is in default under such Macerich
Management Agreement, and, if so, the action to be taken by the Partnership with respect thereto, (ii) to exercise termination rights in accordance with the terms under each Macerich Management Agreement,
(iii) to arrange for and cause the enforcement and defense of the Partnership's rights under each such Macerich Management Agreement (including by the prosecution or defense of any proceeding or action that it deems necessary or appropriate), (iv) to grant any approval or waiver under, or agree to any amendment or modification of, any Macerich Management Agreement, and (v) to retain, as a Partnership expense, counsel of its choosing in connection with any of the foregoing actions set forth in clauses (i), (ii), (iii) or (iv). In no event shall Macerich have the right to cause the termination or cancellation of any Simco Management Agreement without cause, and in no event shall Simco have the right to cause the termination or cancellation of any Macerich Management Agreement without cause.

       6.15 REIT Status. The Partners hereby acknowledge that certain Persons directly or indirectly owning interests in Macerich or Simco or the Limited Partners are and intend to qualify at all times as a REIT, and that each such Partner's or other Person's ability to qualify as such will depend principally upon the nature of the Partnership's operations. Accordingly, the Partnership's operations shall be conducted at all times in a manner that will enable each of Macerich, Simco and the Limited Partners and each Person owning, directly or indirectly, interests in either Macerich or Simco or the Limited Partners to satisfy all requirements for REIT status under Sections 856 through 860 of the Code and the regulations promulgated thereunder to the extent possible. In furtherance of the foregoing (and not in limitation thereof), notwithstanding any other provision herein to the contrary, the Partnership shall conduct its operations in accordance with the following provisions at all times:

                (a) The Partnership shall not render any services to any lessee or sublessee or any customer thereof, either directly or through an "independent contractor" within the meaning of Section 856(d)(3) of the Code, if the rendering of such services shall cause all or any part of the rents received by the Partnership to fail to qualify as "rents from real property" within the meaning of Section 856(d) of the Code;

               (b) The Partnership shall not own, directly or indirectly (taking into account the attribution rules referred to in Section 856(d)(5) of the Code), in the aggregate 10% or more of the total number of shares of all classes of stock, 10% or more of the voting power of all classes of voting stock or 10% or more of the assets or net profits of any lessee or sublessee of all or any part of any of the Properties;

                 (c) No lease or sublease of any space at the Properties shall provide for any rent based in whole or in part on the "income or profits" within the meaning of Section 856(d)(2)(A) of the Code derived by any lessee or sublessee;

              (d) The Partnership shall not own more than 10% of the outstanding voting securities of any one issuer (as determined for purposes of Section 856(c)(5)(B) of the Code);

             (e) Neither the Partnership nor any Partner shall take any action (or fail to take any action permitted under this Agreement) that would otherwise cause the Partnership's gross income to consist of more than one percent (1%) of income not described in Section 856(c)(2) of the Code or more than ten percent (10%) of income not described in
Section 856(c)(3) of the Code, or cause any significant part of the Partnership Assets to consist of assets other than "real estate assets" within the meaning of Section 856(c)(6)(B) of the Code;

           (f) The Partnership shall distribute to the Partners during each Fiscal Year an amount of cash such that the portion so distributed will equal or exceed 100% of the amount of Partnership taxable income, if any, to be allocated to the Partners with respect to such Fiscal Year distributed at the times required to prevent the imposition of an excise tax under Section 4981 of the Code; provided, however, that if each such Partner's distributable share of any Net Cash Flow from Operations of the Partnership and its distributable share of any funds maintained in the Partnership reserves are insufficient to meet the aforesaid distribution requirement with respect to such Partner, then the Partnership shall have satisfied the foregoing distribution requirement with respect to such Partner upon distributing to it such distributable share of Net Cash Flow from Operations and funds maintained in the Partnership reserves. In no event shall the Partnership be required to borrow funds, or any Partner be required to contribute funds to the Partnership, in order to permit the Partnership to satisfy the foregoing distribution requirement. In no event shall the foregoing provisions of this subsection (f) adversely affect the allocation of, and Partnership Interest in, Net Cash Flow from Operations of any other Partner.

              (g) The Partnership shall not engage in any "prohibited transactions" within the meaning of Section 857(b)(6)(B)(iii) of the Code.

The  Partners  hereby  acknowledge that the foregoing  are  the  current guidelines applicable to the qualification of REITs. If and to the extent that any of the requirements to qualify for REIT status shall be changed, altered, modified or added to, then such changes, alterations, modifications or additions, as applicable, shall be deemed incorporated herein, and this Section 6.15 shall be deemed to be amended and modified as necessary to incorporate such changed, altered, modified or added REIT requirements.


        6.16   Defaults and Remedies.

                (a) Events of Default. The occurrence of any of the following events by or with respect to a Partner (the "Defaulting
Partner"; and the other Partners shall be referred to herein as a "Non-defaulting Partner," provided that the other Partners or any of them is not already a Defaulting Partner) shall be a default hereunder and if not cured within the applicable notice and cure period provided below, if any, such default shall constitute an "Event of Default" hereunder:

                     (i) The failure of a Partner to make any payment as required by this Agreement that is not cured within five (5) business days of written notice to such Partner;

                    (ii) The failure of a Partner to perform any of its other obligations under this Agreement or the breach by a Partner of any of the terms of this Agreement, and a continuation of such failure or breach for more than thirty (30) days after notice by a Non-defaulting Partner to the Defaulting Partner that such Defaulting Partner has failed to perform any of its obligations under, or has breached, this Agreement; provided that if such failure or breach is of the nature that it can be cured but cannot reasonably be cured within such thirty (30) day period, such period shall be extended for up to an additional sixty (60) days so long as the Defaulting Partner in good faith commences all reasonable curative efforts within ten (10) days of its receipt of such notice from the Non-defaulting Partner and diligently and expeditiously continues its curative efforts to completion; or

                   (iii) The occurrence of a Bankruptcy with respect to a Partner or the withdrawal by a Partner.

               (b)    Remedies.   Upon the occurrence of  any  Event  of
Default, a Non-defaulting Partner may elect to do one or more of the following:

                     (i) Exercise its rights under Section 6.16;

                    (ii) Dissolve the Partnership and commence to liquidate its assets as provided in Article X;

                  (iii) Enforce any covenant by the Defaulting Partner to advance money or to take or forbear from any other action hereunder; or

                  (iv) Pursue any other remedy permitted by this Agreement or at law or in equity.

             (c) Change of Governance of Partnership. In addition to any other rights or remedies which a Non-defaulting Partner may have under this Agreement or under applicable laws with respect to an Event of Default, a Non-defaulting Partner that is a General Partner shall have the option to exercise the rights set forth below in this
Section 6.16 in the event of the occurrence of any Event of Default by the other General Partner. Upon the occurrence of an Event of Default by a General Partner, the other General Partner may elect, by giving written notice to the Defaulting Partner, to assume the role of the "Controlling Partner" of the Partnership, and shall remain as such unless and until (i) the Partners otherwise agree, (ii) such Controlling Partner is removed as such pursuant to the foregoing provisions of this
Section  6.16  by reason of its having become a Defaulting  Partner,  or
(iii) such Event of Default is cured. During the period of time that an Event of Default by a General Partner has occurred and is continuing, the other General Partner shall have the authority to take exclusive charge and control of the Partnership free and clear of any and all restrictions (including any and all restrictions set forth in this Article VI and any and all consent, voting or approval rights granted the Executive Committee, Operating Committee or any General Partner, other than that of the Controlling Partner) imposed by this Agreement, and the Defaulting Partner's right to, acting alone, make certain decisions and take certain actions with respect to matters concerning the Partnership's management agreements with a Non-defaulting Partner (or its Affiliates) as provided in Section 6.14 shall be suspended and the other General Partner as the Controlling Partner shall make all such decisions and take all such actions thereunder. The Controlling Partner shall have the right to amend any fictitious business name statement, certificate of partnership, or any similar document to reflect such election and to provide that it is the sole General Partner authorized to bind the Partnership, and to file or record any such amended documents and change the Partnership's Principal Office, and each Partner hereby grants to the Controlling Partner its irrevocable power of attorney to do the same, which power of attorney shall be deemed to be a power coupled with an interest which may not be revoked until the termination and winding up of the Partnership. The provisions of this
Section 6.16(c) shall take precedence over any provision to the contrary set forth in this Agreement.

           (d) Remedies Not Exclusive. No remedy conferred upon the Partnership or any Partner in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but rather each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity or by statute.

                               ARTICLE VII

                               AMENDMENTS

        7.1 Amendments. Amendments permitted to be made under this Agreement may be made only by an instrument in writing signed by all of the Partners. For so long as the Existing Financing is outstanding, the Partnership shall not amend, alter in any manner or delete Sections 2.3, 2.7, 6.10, 6.13, 7.1, or 10.1 hereof without the unanimous vote of all directors of the General Partners, including the Independent Directors of each General Partner; provided, however, that the Partnership may amend or alter any such Section without obtaining such consent in order to clarify the provision of such Section if (i) such amendment or alteration will not materially adversely affect the rights of the holders of any outstanding debt instruments of the Partnership, and
(ii) prior written notice is given to each rating agency for such debt instruments of such amendment and each rating agency approves the same.

                                 ARTICLE VIII

                   TRANSFERS OF PARTNERSHIP INTERESTS

         8.1 Rights of Transferees. An assignee of a Limited Partnership Interest shall be admitted as a substitute Limited Partner, and shall have all rights of a Partner under the Act and this Agreement. An assignee of a Partnership Interest shall execute an instrument in form and substance satisfactory to the General Partners agreeing to be bound by, and to acquire the Partnership Interest subject to, the provisions of this Agreement.

                                 ARTICLE IX

                            POWER OF ATTORNEY

       9.1 General Partner as Attorney. The Limited Partner hereby makes, constitutes, and appoints each General Partner its true and lawful attorney to make, sign, execute, certify, acknowledge, file, and record any instrument deemed necessary or appropriate by the General Partners to carry out fully the provisions of this Agreement. The Limited Partner authorizes the General Partners to take any further action which the General Partners consider necessary or advisable in connection with the foregoing.

                                 ARTICLE X

                       DISSOLUTION AND WINDING UP

       10.1 Liquidating Events. The Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of the following, and upon no other event without the unanimous consent of all general partners of the Partnership at such time (``Liquidating Events''):

          (a)   January 1, 2095;

          (b) The sale of all property of the Partnership so long as the Existing Financing is no longer outstanding and all of the Partnership's obligations with respect to such Existing Financing have been satisfied;

          (c) The happening of any other event that makes it unlawful, impossible, or, so long as the Existing Financing is no longer outstanding and all of the Partnership's obligations with respect to the Existing Financing have been satisfied, impractical to carry on the business of the Partnership;

          (d) The withdrawal, removal or bankruptcy of the last remaining General Partner, the assignment by such General Partner of its entire interest in the Partnership or any other event that causes such General Partner to cease to be a general partner under the Act, provided that any such event shall not constitute a Liquidating Event if the Partnership is continued pursuant to this Section 10.1; or

        (e)    At  any  time from and after the date which is  eighteen
(18) months after the acquisition of the Properties by the Partnership, upon the election of either General Partner, without cause and in its sole and absolute discretion; provided, however, that this subclause (e) shall not be effective unless, prior to or contemporaneously with any such transaction, the Existing Financing is satisfied in full.

The Partners hereby agree that, notwithstanding any provision of the Act, the Partnership shall not dissolve prior to the occurrence of a Liquidating Event. Upon the occurrence of any event set forth in Subparagraph (d) hereof, the Partnership shall not be dissolved or required to be wound up if within ninety (90) days after such event Partners holding a majority of the remaining Partnership Interests in the Partnership agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of such event, of one or more additional General Partners.

     10.2 Winding Up. Except as otherwise provided in Section 10.1, upon the occurrence of a Liquidating Event, the Partnership shall continue solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. To the extent not inconsistent with the foregoing, all covenants and obligations in this Agreement shall continue in full force and effect until such time as the Partnership assets have been distributed pursuant to this Section 10.2 and the certificate of limited partnership has been canceled in accordance with the Act. The General Partner (or, in the event there is no General
Partner, any Person elected by the Limited Partners) shall be responsible for overseeing the winding up and dissolution of the Partnership, shall take full account of the Partnership's liabilities and Property, shall cause the Partnership assets to be liquidated as promptly as is consistent with obtaining the fair value thereof, and shall cause the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed in the following order:

         (a) First, to the payment and discharge of all of the Partnership's debts and liabilities to creditors; and

         (b) The balance, if any, to the General Partners and the Limited Partner in accordance with their Capital Accounts, after giving effect to all contributions, distributions, and allocations for all periods.

           Notwithstanding the foregoing, in the event of a dissolution under the circumstances described in subclause (e) of Section 10.1, the assets of the Partnership shall not be sold, but shall be distributed in kind to the Partners.

                                ARTICLE XI

                            BOOKS AND REPORTS

        11.1   Books of Account and Records.

         (a) Appropriate books of account and records shall be kept by the General Partners at the principal office the Partnership and each Partner shall at all times have access thereto. Such books of account and records shall include a Register of Partnership Interests to reflect the ownership, transfer, pledge or release of pledge of uncertificated securities.

        (b) The books of account of the Partnership shall, at the election of the General Partners, be kept on a cash or accrual basis in accordance with sound accounting principles.

                               ARTICLE XII

                              MISCELLANEOUS

        12.1 Notices. Any notice, payment, demand, or communication required or permitted to be given by any provision of this Agreement shall be in writing and addressed as follows, provided that any Partner may change any of the following information by delivering notice of such change to the other party:

          If to the Limited Partner:

               SM Portfolio Limited Partnership
               233 Wilshire Boulevard, Suite 700
               Santa Monica, California  90401
               Telecopier No.:  (310) 395-2791

          If to the General Partners:


               If to Simco Acquisitions, Inc.:

               c/o Simon DeBartolo Group
               National City Center
               115 West Washington Street
               Indianapolis, Indiana  46204
               Telecopier No.:  (317) 685-7221

               If to Macerich Property EQ GP Corp.:

               233 Wilshire Boulevard, Suite 700
               Santa Monica, California 90401
               Telecopier No.:  (310) 395-2791

Any such notice shall be deemed to be delivered, given, and received for all purposes as of the date so delivered.

      12.2 Binding Effect. Except as otherwise provided in this Agreement, every covenant, term, and provision of this Agreement shall be binding upon and inure to the benefit of the Partners and their respective heirs, legatees, legal representatives, successors, transferees, and assigns.

     12.3 Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

     12.4 Governing Law. The laws of the State of Delaware shall govern the validity of this Agreement, the construction of its terms, and the interpretation of the rights and duties of the Partners.

    12.5 Counterpart Execution. This Agreement may be executed in any number of counterparts with the same effect as if all of the Partners had signed the same document. All counterparts shall be construed together and shall constitute one agreement.

   [The remainder of this page has been intentionally been left blank]

           IN WITNESS WHEREOF, the parties have entered into this Agreement of Limited Partnership as of the day first above written.

                                        General Partners

                                        Simco Acquisitions, Inc.


                                        By:
                                        Its:


                                        Macerich Property EQ GP Corp.


                                        By: \s\Richard A. Bayer
                                             Richard A. Bayer
                                        Its: General Counsel and Secretary



                                        Limited Partner

                                        SM Portfolio Limited Partnership

                                        By:  Macerich EQ GP Corp.,
                                             a Delaware corporation,
                                             its General Partner


                                        By:  \s\Richard A. Bayer
                                             Richard A. Bayer
                                        Its: General Counsel and Secretary

                                        By:  SDG EQ Associates, Inc.,
                                        a Delaware corporation,
                                        its General Partner

                                        By:


                                        Its:

                                EXHIBIT A

                    AGREEMENT OF LIMITED PARTNERSHIP

                                   OF



                                Partners

Names                               Capital Contribution  Partnership Interest

SM Portfolio Limited Partnership        $ 990                        99%

SDG Property EQ Associates, Inc.        $   5                        .5%

Macerich Property EQ GP Corp.           $   5                        .5%


                               SCHEDULE 1

                           LIST OF PROPERTIES


1.   Eastland Mall
     Evansville, Indiana

2.   Empire East
     Sioux Falls, South Dakota

3.   Empire Mall
     Sioux Falls, South Dakota

4.   Granite Run Mall
     Media, Pennsylvania

5.   Lake Square Mall
     Leesburg, Florida

6.   Lindale Mall
     Cedar Rapids, Iowa

7.   Mesa Mall
     Grand Junction, Colorado

8.   NorthPark Mall
     Davenport, Iowa

9.   Rushmore Mall
     Rapid City, South Dakota

10.  Southern Hills Mall
     Sioux City, Iowa

11.  SouthPark Mall
     Moline, Illinois

12.  Southridge Mall
     Des Moines, Iowa

13.  Valley Mall
     Harrisonburg, Virginia


                               SCHEDULE 2

                       MACERICH MANAGED PROPERTIES


1.   Empire East
     Sioux Falls, South Dakota

2.   Empire Mall
     Sioux Falls, South Dakota

3.   Lindale Mall
     Cedar Rapids, Iowa

4.   Mesa Mall
     Grand Junction, Colorado

5.   Rushmore Mall
     Rapid City, South Dakota

6.   Southern Hills Mall
     Sioux City, Iowa

7.   Southridge Mall
     Des Moines, Iowa

                               SCHEDULE 3

                        SIMCO MANAGED PROPERTIES



1.   Eastland Mall
     Evansville, Indiana

2.   Granite Run Mall
     Media, Pennsylvania

3.   Lake Square Mall
     Leesburg, Florida

4.   NorthPark Mall
     Davenport, Iowa

5.   SouthPark Mall
     Moline, Illinois

6.   Valley Mall
     Harrisonburg, Virginia


============================================================================
                                                               EXHIBIT 10.64
                    AGREEMENT OF LIMITED PARTNERSHIP
                                   OF
                    SIMON CAPITAL LIMITED PARTNERSHIP

                            TABLE OF CONTENTS

ARTICLE IDEFINITIONS: ETC.
     1.1  Definitions.                                                  1

ARTICLE IIORGANIZATION
     2.1  Formation.                                                    8
     2.2  Name.                                                         8
     2.3  Purpose and Business of the Partnership.                      8
     2.4  Location of the Principal Place of Business.                  12
     2.5  Registered Agent and Registered Office.                       12

ARTICLE IIITERM
     3.1  Dissolution.                                                  12

ARTICLE IVCONTRIBUTIONS TO CAPITAL
     4.1  General Partner Capital Contributions.                        12
     4.2  Contributions of Partners.                                    12
     4.3  Additional Funds.                                             13
     4.4  No Third Party Beneficiary.                                   13
     4.5  No Interest: No Return.                                       14
     4.6  Capital Accounts.                                             14

ARTICLE VALLOCATIONS, DISTRIBUTIONS AND OTHERTAX AND ACCOUNTING MATTERS
     5.1  Allocations.                                                  16
     5.2  Partnership Distributions.                                    22
     5.3  Books of Account.                                             22
     5.4  Reports.                                                      22
     5.5  Audits.                                                       23
     5.6  Tax Returns.                                                  23
     5.7  Tax Matters Partner.                                          23

ARTICLE VIRIGHTS AND DUTIES OF, AND RESTRICTIONS ON THE GENERAL PARTNER
     6.1  Expenditures by Partners.                                     23
     6.2  Powers and Duties of General Partner.                         24
     6.3  Major Decisions.                                              26
     6.4  Proscriptions.                                                27
     6.5  Additional Covenants.                                         27
     6.6  Operation in Accordance with REIT Requirements.               30
     6.7  Waiver and Indemnification.                                   30
     6.8  Additional Partners.                                          31
     6.9  Limitation of Liability of Directors, Shareholders, Employees
          and Officers of the General Partner.                          31

ARTICLE VIIDISSOLUTION, LIQUIDATION AND WINDING-UP
     7.1  Accounting.                                                   31
     7.2  Distribution on Dissolution.                                  31
     7.3  Sale of Partnership Assets.                                   32
     7.4  Distributions in Kind.                                        32
     7.5  Documentation of Liquidation.                                 33
     7.6  Liability of the Liquidating Agent.                           33

ARTICLE VIIITRANSFER OF PARTNERSHIP INTERESTS
     8.1  Transfer of Partnership Interests.                            33

ARTICLE IXRIGHTS AND OBLIGATIONS OF THE LIMITED PARTNER
     9.1  No Participation in Management.                               33
     9.2  Bankruptcy Of the Limited Partner.                            34
     9.3  No Withdrawal.                                                34
     9.4  Duties and Conflicts.                                         34

ARTICLE XGENERAL PROVISIONS
     10.1 Notices.                                                      34
     10.2 Successors.                                                   35
     10.3 EFFECT AND INTERPRETATION.                                    35
     10.4 Counterparts.                                                 35
     10.5 Partners Not Agents.                                          35
     10.6 Entire Understanding: Etc.                                    35
     10.7 Severability.                                                 35
     10.8 Pronouns and Headings.                                        35
     10.9 Assurances.                                                   35
     10.10     Amendment.                                               36

                    AGREEMENT OF LIMITED PARTNERSHIP
                                   OF
                    SIMON CAPITAL LIMITED PARTNERSHIP


      This AGREEMENT OF LIMITED PARTNERSHIP OF SIMON CAPITAL LIMITED PARTNERSHIP is made and entered into as of the ____ day of August, 1997, by and among SDG Capital Associates Limited Partnership, a Delaware limited partnership, as general partner (the "General Partner"), Simon DeBartolo Group, L.P., a Delaware limited partnership, as limited partner and DeBartolo Capital Partnership, a Delaware general partnership, as limited partner (Simon DeBartolo Group, L.P. and DeBartolo Capital Partnership collectively referred to as the "Limited Partners").

                               WITNESSETH:

      WHEREAS, the parties hereto desire to form a limited partnership under the provisions of the Delaware Uniform Limited Partnership Act for the purposes and on the terms set forth below.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby agree as follows:


                               ARTICLE I
                            DEFINITIONS: ETC.


       1.1 Definitions. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below:

      "Accountants" shall mean the firm or firms of independent certified public accountants selected by the General Partner on behalf of the Partnership to audit the books and records of the Partnership and to prepare statements and reports in connection therewith.

      "Act"   shall mean the Revised Uniform Limited Partnership Act  as enacted in the State of Delaware, and as the same may hereafter be amended from time to time.

      "Administrative Expenses" shall mean (i) all administrative and operating costs and expenses incurred by the Partnership, and (ii) those administrative costs and expenses and accounting and legal expenses undertaken by the General Partner on behalf or for the benefit of the Partnership.

      "Affiliate" shall mean, with respect to any Partner (or as to any other Person the affiliates of whom are relevant for purposes of any of the provisions of this Agreement), (i) any member of the Immediate Family of such Partner; (ii) any partner, trustee, beneficiary, member or shareholder of a Partner; (iii) any legal representative, successor or assignee of any Person referred to in the preceding clauses (i) and
(ii); (iv) any trustee or trust for the benefit of any Person referred to in the preceding clauses (i) through (iii); or (v) any Entity which directly or indirectly through one or more intermediaries, controls, is Controlled by, or is under common Control with, any Person referred to in the preceding clauses (i) through (iv).

     "Affiliate Financing" shall mean financing or refinancing obtained from a Partner or an Affiliate of a Partner by the Partnership.

      "Agreement" shall mean this Agreement of Limited Partnership, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

      "Bankruptcy" shall mean, with respect to any Partner, (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner, (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing, (v) the filing of an answer by such Partner admitting the allegations of any such petition, (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner, (vii) the execution by such Partner of a general assignment for the benefit of creditors, (viii) the convening by such Partner of a meeting of its creditors, or any class thereof, for purposes of effecting a moratorium upon or extension or composition of its debts, (ix) the failure of such Partner to pay its debts as they mature, (x) the levy, attachment, execution or other seizure of substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (xi) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

      "Capital Contribution" shall mean, with respect to any Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed to the Partnership with respect to the Partnership Interest held by such Partner (net of liabilities to which such property is subject).

     "Code"  shall mean the Internal Revenue Code of 1986, as amended.

      "Company"   shall  mean Simon DeBartolo Group,  Inc.,  a  Maryland
corporation.

      "Control" shall mean the ability, whether by the direct or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust.

      "Depreciation" shall mean for each Partnership Fiscal Year or other period an amount equal to the depreciation, amortization, or other cost recovery deduction allowable under the Code with respect to an asset for such year or other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization or other cost recovery deduction for such year or other period bears to such beginning adjusted tax basis; provided, however, that if the federal income tax depreciation, amortization or other cost recovery deduction for such year is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the General Partner.

      "Entity" shall mean any general partnership, limited partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

      "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time (or any corresponding provisions of succeeding laws).

       "GAAP"   shall  mean  generally  accepted  accounting  principles
consistently applied.

      "General  Partner"   shall  mean SDG  Capital  Associates  Limited
Partnership, a Delaware limited partnership.

      "Gross  Asset Value"  shall have the meaning set forth in  Section
4.6(b).

     "Gross Income" shall mean the income of the Partnership determined pursuant to Section 61 of the Code before deduction of items of expense or deduction.

      "Immediate Family" shall mean, with respect to any Person, such Person's spouse, parents, parents-in-law, descendants by blood or adoption, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law.

      "Lender" shall mean The Chase Manhattan Bank or any successor or assign hereof.

      "Lien" shall mean any liens, security interests, mortgages, deeds of trust, charges, claims, encumbrances, restrictions, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

      "Limited Partner(s)" shall mean Simon DeBartolo Group, L.P., a Delaware limited partnership and DeBartolo Capital Partnership, a Delaware general partnership.

      "Liquidating Agent" shall mean such individual or Entity as is selected as the Liquidating Agent hereunder by the General Partner, which individual or Entity may include the General Partner or an Affiliate of the General Partner, provided such Liquidating Agent agrees in writing to be bound by the terms of this Agreement. The Liquidating Agent shall be empowered to give and receive notices, reports and payments in connection with the dissolution, liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Agent in connection with the dissolution, liquidation and/or winding-up of the Partnership.

     "Loan"  shall have the meaning set forth in Section 2.3 hereof.

      "Loan Documents"  shall have the meaning set forth in Section  2.3 hereof.

     "Losses"  shall have the meaning set forth in Section 5.1 hereof.

      "Major Decisions" shall have the meaning set forth in Section 6.3 hereof.

      "Minimum  Gain"   shall  have the meaning  set  forth  in  Section
5.1(d)(1) hereof.

      "Minimum  Gain Chargeback"  shall have the meaning  set  forth  in
Section 5.1(d)(1) hereof.

      "Mortgage"   shall  mean  those  certain  deeds  of  trust  and/or
mortgages encumbering the Property to be executed and delivered by the Partnership to the Lender.

      "Net Financing Proceeds" shall mean the cash proceeds received by the Partnership in connection with any borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

      "Net Operating Cash Flow" shall mean, with respect to any fiscal period of the Partnership, the aggregate amount of all cash received by the Partnership from any source for such Fiscal Period (including Net Sale Proceeds and Net Financing Proceeds and distributions from any subsidiary of the Partnership, but excluding Capital Contributions) less the aggregate amount of all expenses or other amounts paid with respect to such period (including all payments of principal and interest on account of our indebtedness of the Partnership), and such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder.

      "Net Sale Proceeds" shall mean the cash proceeds received by the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale).

      "Nonrecourse  Liabilities"  shall have the meaning  set  forth  in
Section 5.1(d)(1) hereof.

      "Notes"   shall  mean  those  certain  Commercial  Mortgage  Notes
executed by the Partnership and delivered to the Lender in accordance with the Loan Documents.

      "Partner  Nonrecourse Debt"  shall have the meaning set  forth  in
Section 5.1(d)(2) hereof.

     "Partner Nonrecourse Debt Minimum Gain" shall have the meaning set forth in Section 5.1(d)(2) hereof.

      "Partner Nonrecourse Deduction" shall have the meaning set forth in Section 5.1(d)(2) hereof.

      "Partner(s)"   shall  mean the General  Partner  and  the  Limited
Partners, their duly admitted successors or assigns or any Person who is a partner of the Partnership at the time of reference thereto.

       "Partnership"    shall  mean  the  limited   partnership   hereby
constituted, as such limited partnership may from time to time be constituted.

     "Partnership Fiscal Year"  shall mean the calendar year.

      "Partnership Interest" shall mean with respect to a Partner, such Partner's right to the allocations (and each item thereof), specified in section 5.1 hereof and all distributions from the Partnership, and its rights of management, consent, approval, or participation, if any, as provided in this Agreement.

      "Partnership Minimum Gain"  shall have the meaning  set  forth  in
Section 1.704-2(b)(2) of the Regulations.

     "Percentage Interest" shall mean, with respect to any Partner, the percentage ownership interest of such Partner in the Partnership. The Percentage Interest of the General Partner shall at all times be 1%, and the Percentage Interest of the Limited Partners shall at all times be 99%.

     "Person"  shall mean any individual or Entity.

      "Pledge"   shall  mean a pledge or grant of a  mortgage,  security
interest,  lien  or  other  encumbrance  in  respect  of  a  Partnership
Interest.

      "Private  Placement  Agency Agreement"   shall  mean  the  Private
Placement  Agency Agreement among the Partnership and Chase  Securities,
Inc..

     "Profits"  shall have the meaning set forth in Section 5.1 hereof.

     "Property" shall mean those properties (including peripheral land) and interests set forth in Exhibit A hereto.

      "REIT  Requirements"  shall have the meaning set forth in  Section
5.2 hereof.

      "Regulations" shall mean the final, temporary or proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

      "Required Funds"  shall have the meaning set forth in Section  4.3 hereof.

      "Special Director" shall have the meaning given to such term in the Certificate of Incorporation of the General Partner.

      "Substituted Limited Partner"  shall have the meaning set forth in
Section 8.2 hereof.

      "Third Party" or "Third Parties" shall mean a Person or Persons who is or are neither a Partner or Partners nor an Affiliate or Affiliates of a Partner or Partners.

      "Third  Party  Financing"   shall mean  financing  or  refinancing
obtained from a Third Party by the Partnership.

      "Transfer" shall mean any assignment, sale, transfer, conveyance or other disposition or act of alienation, whether voluntary or involuntary, or by operation of law.

                               ARTICLE II
                              ORGANIZATION


     2.1 Formation. The parties hereto do hereby form and organize the Partnership pursuant to the provisions of the Act, and all other pertinent laws of the State of Delaware, for the purposes and upon the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. Promptly upon the execution and delivery hereof, the General Partner shall cause a Certificate of Limited Partnership and such other notice, instrument, document, or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business, and to own its property, under the Partnership name, to be filed or recorded in all appropriate public offices. Upon request of the General Partner, the Limited Partners shall execute any assumed or fictitious name certificate or certificates required by law to be filed in connection with the formation of the Partnership. The General Partner shall promptly cause the execution and delivery of such additional documents and shall perform such additional acts consistent with the terms of this Agreement as may be necessary to comply with the requirements of law for the formation, qualification, and operation of a limited partnership under the laws of the State of Delaware and for the qualification and operation of a limited partnership in the States of Wisconsin, Ohio, Florida, Kansas, Pennsylvania and Indiana.


     2.2 Name. The business of the Partnership shall be conducted under the name of Simon Capital Limited Partnership or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name. The Partnership shall at all times conduct its own business in its own name.


     2.3  Purpose and Business of the Partnership.


        (a) Subject to the limitations set forth herein, the purpose for which the Partnership is formed is to engage solely in the following activities:

              (1) To execute and deliver any and all instruments, agreements, certificates, documents, notices, papers or other writings as may be necessary or advisable in connection with the acquisition by the Partnership of the Property;

              (2) to execute and deliver (i) the loan agreement with the Lender pursuant to which the Partnership will borrow $225,000,000; (ii) the Note evidencing borrowings pursuant to the loan agreement; (iii) mortgages or deeds of trust encumbering each Property, to secure all obligations of the Partnership under the Loan Agreement and the Note; and (iv) any and all assignments, financing statements, security agreements, certificates, documents, notices, papers or other writings in connection therewith (collectively, the "Loan Documents");

              (3) to execute and deliver a placement, underwriting or similar agreement with any underwriter that may be retained in connection with the securitization of the Note, and any instruments, agreements, certificates, documents, notices, papers or other writings as may be necessary or advisable in connection with any securitization;

              (4) to engage in any activities necessary to hold, receive, exchange, otherwise dispose of and otherwise deal in and exercise all rights, powers, privileges, and all other incidents of ownership or possession with respect to all the Property and any property or interests which may be acquired by the Partnership as a result of any sale or other disposition of any Property;

              (5)         to  engage  in  any  activities  necessary  to
          authorize, execute and deliver any other instrument, agreement, certificate, notice or document in connection with the activities described above, including the filing of any instrument, agreements, certificates, notices, applications and other documents necessary or advisable to comply with any applicable laws, statutes, rules and regulations or necessary or advisable to perfect or protect the above-referenced security interests;

              (6) to take any and all other actions necessary under and pursuant to this Agreement; and

              (7) to engage in such lawful activities and to exercise such powers permitted to partnerships under the laws of the State of Delaware that are necessarily incident to or connected with the foregoing or necessary or convenient to accomplish the foregoing and which are consistent with the limitations set forth in this Section 2.3(a) and the other Sections hereof.

            (b) Notwithstanding anything contained herein to the contrary, so long as the Note is outstanding, Section 2.3(a) shall not be amended without the consent of the Lender, any successor thereto or any assignee of the Note.


            (c) The Partnership shall not commingle its funds with those of any Affiliate or any other entity. Funds and other assets of the Partnership shall be separately identified and segregated. All of the Partnership's assets shall at all times be held by or on behalf of the Partnership, and, if held on behalf of the
     Partnership by another entity, shall at all times be kept identifiable (in accordance with customary usages) as assets owned by the Partnership. The Partnership shall maintain its own separate bank accounts, payroll and books of account.


            (d) The Partnership shall pay from its own assets all obligations of any kind incurred by the Partnership (other than organizational expenses).


            (e) The Partnership shall take all appropriate action necessary to ensure its existence as a partnership in good standing under the laws of the State of Delaware.


            (f) All financial statements, accounting records and other partnership documents of the Partnership shall be maintained at an office separate from those of any Affiliate or any other entity.


            (g) The annual financial statements of the Partnership shall disclose, in accordance with and to the extent required under GAAP, any transactions between the Partnership and any Affiliate.


           (h) All business transactions entered into by the Partnership with any Affiliate shall be on terms and conditions that are no less favorable to the Partnership than the terms and conditions that would be expected to have been obtained, at the time of such transaction and under similar circumstances, from unaffiliated
     persons.   In addition, all such transactions shall be approved  by
     the  General  Partner.   The Partnership shall  not  guarantee  any
     liabilities or obligations of any Affiliate or any other Person, nor shall it assume any indebtedness or other liabilities or obligations of any Affiliate or any other Person.

           (i) The Partnership shall at all times hold itself out to the public (including any Affiliate's creditors) as a separate and distinct entity operating under the Partnership's own name, and the Partnership shall act solely in its own name and through its own authorized officers and agents.


           (j) The Partnership shall pay out of its own funds salaries, if any, of its officers and employees, and shall reimburse any Affiliate for any service provided to the Partnership by such Affiliate (including those to be provided pursuant to any lease, administrative or management services agreement or other contract between the Partnership and any Affiliate) in accordance with the terms of any such lease, agreement or other contract.


           (k) Notwithstanding any other provision of this Agreement or any provision of law that otherwise so empowers the Partnership, for so long as the Note under the loan agreement is outstanding, the Partnership shall not, without the approval of the General Partner and the holder of such Notes, do any of the following:

           (1) engage in any business or activity other than as set forth in Section 2.3(a) or as may be necessary or convenient to comply with the provisions of Section 2.3(c) through and including Section 2.3(j); or

           (2) institute any proceeding to be adjudicated as bankrupt or insolvent, or consent to the institution of bankruptcy or insolvency proceedings against it, or file a petition or answer or consent seeking reorganization or relief under any applicable federal, or state law relating to bankruptcy, or consent to the filing of any such petition or to the appointment of a receiver, rehabilitator, conservator, liquidator, assignee, trustee, sequestrator (or other similar official) of the Partnership or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, or make any assignment for the benefit of creditors, or admit in writing its inability to pay its debts generally as they become due, or take any action in furtherance of the foregoing; or

           (3) consolidate, merge, dissolve or liquidate, in whole or in part; or

           (4) incur, assume or guarantee any debt except as provided in the loan agreement.

    2.4 Location of the Principal Place of Business. The location of the principal place of business of the Partnership shall be at 115 West Washington Street, Indianapolis, Indiana 46204, or such other location as shall be selected from time to time by the General Partner in its sole discretion.


    2.5 Registered Agent and Registered Office. The Registered Agent of the Partnership shall be The Corporation Trust Company, or such other Person as the General Partner may select in its sole discretion. The Registered Office of the Partnership shall be c/o The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801 or such other location as the General Partner may select in its sole and absolute discretion.


                               ARTICLE III
                                  TERM


    3.1    Dissolution.   The  Partnership shall be dissolved  upon  the
occurrence of the earlier of (i) December 31, 2069, and (ii) the earliest of the following events:


        (a) The withdrawal, dissolution, termination or bankruptcy of the General Partner, it being agreed that so long as the Notes are outstanding, the General Partner shall not withdraw or resign from the Partnership and in the event that the General Partner shall become disassociated from the Partnership, shall withdraw from the Partnership or shall liquidate, become insolvent or file a petition for bankruptcy, the Partnership shall appoint a new special purpose general partner and deliver an acceptable non-consolidation opinion to the holder of the Note and to any applicable rating agency concerning the Partnership and the replacement general partner;


        (b) The sale or other disposition of all or substantially all the assets of the Partnership; or


        (c)    dissolution required by operation of law.


                              ARTICLE IV
                        CONTRIBUTIONS TO CAPITAL


   4.1 General Partner Capital Contributions. Simultaneously with the execution and delivery hereof, the General Partner shall contribute or cause to be made Capital Contributions of assets described on
Schedule 1, and (after giving effect to such contributions) the General Partner shall have made or caused to be made Capital Contributions to the Partnership of money and/or assets in the amount or of the nature set forth on Schedule 2.


  4.2 Contributions of Partners. On the date hereof, the Limited Partners shall make or cause to be made Capital Contributions of assets described on Schedule 1, and (after giving effect to such contributions) the Limited Partners shall have made or caused to be made Capital Contributions to the Partnership of money and/or assets in the amount or of the nature set forth on Schedule 2. By execution and delivery of this Agreement, the Limited Partners hereby acknowledge and agree that the relative values of their capital interests in the Partnership are as reflected by the Capital Accounts and Percentage Interests (which shall, initially, be as set forth on Schedule 2). Except as otherwise expressly provided herein or required by applicable law, the Limited Partners shall not be required to contribute any additional capital to the Partnership. All surtax, documentary stamp tax or other transfer tax that may be imposed as a result of the foregoing Capital Contributions shall be paid by the General Partner.


  4.3 Additional Funds. The Partnership may obtain funds ("Required Funds") which it considers necessary to meet the needs and obligations and requirements of the Partnership, or to maintain adequate working capital or to repay Partnership indebtedness, and to carry out the Partnership's purposes, from the proceeds of Third Party Financing or Affiliate Financing, provided that at the time of such financing, none of the Notes remain outstanding. In no event may the Partnership obtain any Third Party Financing that is recourse to any Partner or any Affiliate, partner, shareholder, beneficiary, principal, officer, or director of any Partner without the consent of the affected Partner and any other Person or Persons to whom such recourse may be had. This
Section 4.3 shall not be deemed to limit the right of the Partnership at any time to incur certain types of indebtedness to the extent expressly permitted under the Mortgage.


  4.4 No Third Party Beneficiary. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the

Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners. Notwithstanding the foregoing provisions of this Section 4.4, restrictions set forth in this Agreement which are required by the terms of the Loan Documents shall inure to the benefit of, and be enforceable by, the holder of the Loan Documents and its successors and assigns.


  4.5 No Interest: No Return. No Partner shall be entitled to interest on its Capital Contribution or on such Partner's Capital
Account. Except as provided herein or by law, no Partner shall have any right to withdraw any part of its Capital Account or to demand or receive the return of its Capital Contribution from the Partnership.


  4.6     Capital Accounts.


         (a) The Partnership shall establish and maintain a separate capital account ("Capital Account") for each Partner, including a substitute partner who shall pursuant to the provisions hereof acquire a Partnership Interest, which Capital Account shall be:

             (1) credited with the amount of cash contributed by such Partner to the capital of the Partnership; the initial Gross Asset Value (net of liabilities secured by such contributed property that the Partnership assumes or takes subject to) of any other property contributed by such Partner to the capital of the Partnership; such Partner's distributive share of Profits; and any other items in the nature of income or gain that are allocated to such Partner pursuant to Section
          5.1 hereof, but excluding tax items described in Regulations
          Section 1.704-1(b)(4)(i); and

             (2) debited with the amount of cash distributed to such Partner pursuant to the provisions of this Agreement; the Gross Asset Value (net of liabilities secured by such distributed property that such Partner assumes or takes subject to) of any Partnership property distributed to such Partner pursuant to any provision of this Agreement; such Partner's distributive share of Losses; and any other items in the nature of expenses or losses that are allocated to such Partner pursuant to Section 5.1 hereof, but excluding tax items described in Regulations Section 1.704-1(b)(4)(i).

     In the event that a Partner's Partnership Interest or portion thereof is transferred within the meaning of Regulations Section 1.704-1(b)(2)(iv)(f), the transferee shall succeed to the Capital Account of the transferor to the extent that it relates to the Partnership Interest or portion thereof so transferred.

     In the event that the Gross Asset Values of Partnership assets are adjusted as described below in Section 4.6(b) hereof, the Capital Accounts of the Partners shall be adjusted to reflect the aggregate net adjustments as if the Partnership sold all of its property for their fair market values and recognized gain or loss for federal income tax purposes equal to the amount of such aggregate net adjustment.

     The foregoing provisions and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Section 1.704-1(b) of the Regulations, and shall be interpreted and applied as provided in the Regulations.


          (b) The term "Gross Asset Value" or "Gross Asset Values" means, with respect to any asset of the Partnership, such asset's adjusted basis for federal income tax purposes, except as follows:

              (1) the initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset as reasonably determined by the General Partner;

              (2) the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General
          Partner, immediately prior to the following events:

                 (i) a Capital Contribution (other than a de minimis Capital Contribution, within the meaning of
               Section 1.704-1(b)(2)(iv)(f)(5)(i) of the Regulations) to the Partnership by a new or existing Limited Partner as consideration for a Partnership Interest;

                 (ii) the distribution by the Partnership to a Partner of more than a de minimis amount (within the meaning of Section 1.704-1(b)(2)(iv)(f)(5)(ii) of the Regulations) of Partnership property as consideration for the redemption of a Partnership Interest; and

                 (iii) the liquidation of the Partnership within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations.

              (3) the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets as reasonably determined by the General Partner as of the date of distribution.

At all times, Gross Asset Values shall be adjusted by any Depreciation taken into account with respect to the Partnership's assets for purposes of computing Profits and Losses. Any adjustment to the Gross Asset Values of Partnership property shall require an adjustment to the Partners' Capital Accounts as described in Section 4.6(a) above.


                             ARTICLE V
                  ALLOCATIONS, DISTRIBUTIONS AND OTHER
                       TAX AND ACCOUNTING MATTERS


    5.1   Allocations.


       (a) For the purpose of this Agreement, the terms "Profits" and "Losses" mean, respectively, for each Partnership Fiscal Year or other period, the Partnership's taxable income or loss for such Partnership Fiscal Year or other period, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Section 703(a)(1) of the Code shall be included in taxable income or loss), adjusted as follows:

               (1) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this Section 5.1(a) shall be added to such taxable income or loss;

               (2) in lieu of the depreciation, amortization and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Partnership Fiscal Year or other period;

               (3) any items that are specially allocated pursuant to Section 5.1(d) hereof shall not be taken into account in computing Profits or Losses; and

               (4) any expenditures of the Partnership described in Section 705(a)(2)(B) of the Code (or treated as such under Regulation Section 704-1(b)(2)(iv)(i)) and not otherwise taken into account in computing Profits or Losses pursuant to this
          Section 5.1(a) shall be deducted from such taxable income or loss.


          (b) Except as otherwise provided in section 5.1(d) hereof, the Profits and Losses of the Partnership (and each item thereof) for each Partnership Fiscal Year shall be allocated among the Partners in accordance with their respective Percentage Interests.


          (c) For the purpose of Section 5.1(b) hereof, gain or loss resulting from any disposition of Partnership property shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the adjusted tax basis of such property for federal income tax purposes differs from its Gross Asset Value.


          (d) Notwithstanding the foregoing provisions of this Section 5.1, the following provisions shall apply:

                   (1) A Partner shall not receive an allocation of any Partnership deduction that would result in total loss allocations attributable to "Nonrecourse Liabilities" (as defined in Regulations Section 1.704-2(b)(3)) in excess of such Partner's share of Minimum Gain (as determined under Regulations Section 1.704-2(g)). The term "Minimum Gain" means an amount determined in accordance with Regulations Section 1.704-2(d) by computing, with respect to each Nonrecourse Liability of the Partnership, the amount of gain, if any, that the Partnership would realize if it disposed of the property subject to such liability for no consideration other than full satisfaction thereof, and by then aggregating the amounts so computed. If the Partnership makes a distribution allocable to the proceeds of a Nonrecourse Liability, in accordance with Regulation Section 1.704-2(h) the distribution will be treated as allocable to an increase in Partnership Minimum Gain to the extent the increase results from encumbering Partnership property with aggregate Nonrecourse Liabilities that exceeds the property's adjusted tax basis. If there is a net decrease in Partnership Minimum Gain for a Partnership Fiscal Year, in accordance with Regulations Section 1.704-2(f) and the exceptions contained therein, the Partners shall be allocated items of Partnership income and gain for such Partnership Fiscal Year (and, if necessary, for subsequent Partnership Fiscal Years) equal to the Partners' respective shares of the net decrease in Minimum Gain within the meaning of Regulations
          Section 1.704-2(g)(2) (the "Minimum Gain Chargeback"). The items to be allocated pursuant to this Section 5.1(d)(1) shall be determined in accordance with Regulations Section 1.704-2(f) and (j).

                   (2) Any item of "Partner Nonrecourse Deduction" (as defined in Regulations Section 1.7042(i)) with respect to a "Partner Nonrecourse Debt" (as defined in Regulations Section 1.704-2(b)(4)) shall be allocated to the Partner or Partners who bear the economic risk of loss for such Partner Nonrecourse Debt in accordance with Regulations Section 1.704-2(i)(1). If the Partnership makes a distribution allocable to the proceeds of a Partner Nonrecourse Debt, in accordance with Regulation Section 1.704-2(i)(6) the distribution will be treated as allocable to an increase in Partner Minimum Gain to the extent the increase results from encumbering Partnership Property with aggregate Partner Nonrecourse Debt that exceeds the property's adjusted tax basis. Subject to Section 5.1(d)(1) hereof, but notwithstanding any other provision of this Agreement, in the event that there is a net decrease in minimum Gain attributable to a Partner Nonrecourse Debt (such Minimum Gain being hereinafter referred to as "Partner Nonrecourse Debt Minimum Gain") for a Partnership Fiscal Year, then after taking into account allocations pursuant to Section 5.1(d)(1) hereof, but before any other allocations are made for such taxable year, and subject to the exceptions set forth in Regulations Section 1.7042(i)(4), each Partner with a share of Partner Nonrecourse Debt Minimum Gain at the beginning of such Partnership Fiscal Year shall be allocated items of income and gain for such Partnership Fiscal Year (and, if necessary, for subsequent Partnership Fiscal Years) equal to such Partner's share of the net decrease in Partner Nonrecourse Debt Minimum Gain as determined in a manner consistent with the provisions of Regulations Section 1.704-2(g)(2). The items to be allocated pursuant to this Section 5.1(d)(2) shall be determined in accordance with Regulations
          Section 1.704-2(i)(4) and (j).

                   (3) Pursuant to Regulations Section 1.752-3(a)(3), for the purpose of determining each Partner's share of excess nonrecourse liabilities of the Partnership, and solely for such purpose, each Partner's interest in Partnership profits is hereby specified to be such Partner's Percentage Interest.

                  (4) No Limited Partners shall be allocated any item of deduction or loss of the Partnership if such allocation would cause such Limited Partner's Capital Account to become negative by more than the sum of (i) any amount such Limited Partner is obligated to restore upon liquidation of the Partnership, plus (ii) such Limited Partner's share of the Partnership's Minimum Gain and Partner Nonrecourse Debt Minimum Gain. An item of deduction or loss that cannot be allocated to a Limited Partner pursuant to this Section 5.1(d)(4) shall be allocated to the General Partner. For this purpose, in determining the Capital Account balance of such Limited Partner, the items described in Regulations Section 1.704-1(b)(2)(ii)(d)(4), (5), and (6) shall be taken into account. In the event that (A) any Limited Partner unexpectedly receives any adjustment, allocation, or distribution described in Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5), or (6), and (B) such adjustment, allocation, or distribution causes or increases a deficit balance (net of amounts which such Limited Partner is obligated to restore or deemed obligated to restore under Regulations Section 1.7042(g)(1) and 1.704-2(i)(5) and determined after taking into account any adjustments, allocations, or distributions described in Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5), or (6) that, as of the end of the Partnership Fiscal Year, reasonably are expected to be made to such Limited Partner) in such Limited Partner's Capital Account as of the end of the Partnership Fiscal Year to which such adjustment, allocation, or distribution relates, then items of Gross Income (consisting of a pro rata portion of each item of Gross Income) for such Partnership Fiscal Year and each subsequent Partnership Fiscal Year shall be allocated to such Limited Partner until such deficit balance or increase in such deficit balance, as the case may be, has been eliminated. In the event that this Section 5.1(d)(4) and
          Section 5.1(d)(1) and/or (2) hereof apply, Section 5.1(d)(1) and/or (2) hereof shall be applied prior to this Section 5.1(d)(4).


           (e) In accordance with Sections 704(b) and 704(c) of the Code and the Regulations thereunder, income, gain, loss, and deduction with respect to any property contributed to the capital of the Partnership shall, solely for federal income tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and the initial Gross Asset Value of such property. If the Gross Asset Value of any Partnership property is adjusted as described in the definition of Gross Asset Value, subsequent allocations of income, gain, loss, and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and the Gross Asset Value of such asset in the manner prescribed under Sections 704(b) and 704(c) of the Code and the Regulations thereunder. In furtherance of the foregoing, the Partnership shall employ the method prescribed in Regulation
     Section 1.704-3(b) (the "traditional method") or the equivalent successor provisions) of proposed, temporary or final Regulations.


          (f) Notwithstanding anything to the contrary contained in this Section 5.1, the allocation of Profits and Losses for any Partnership Fiscal Year during which a Person acquires a Partnership Interest (other than upon formation of the Partnership) or during which there is a change in the Partners' Percentage Interests shall take into account the Partners' varying interests for such Partnership Fiscal Year pursuant to any method permissible under Section 706 of the Code that is selected by the General Partner (notwithstanding any agreement between the assignor and assignee of such Partnership Interest although the General Partner may recognize any such agreement), which method may take into account the date on which the Transfer or an agreement to Transfer becomes irrevocable pursuant to its terms, as determined by the General Partner.


          (g) In the event of a sale or exchange of a Partner's Partnership Interest or portion thereof or upon the death of a Partner, if the Partnership has not theretofore elected, pursuant to Section 754 of the Code, to adjust the basis of Partnership property, the General Partner shall cause the Partnership to elect, if the Person acquiring such Partnership Interest or portion thereof so requests, pursuant to Section 754 of the Code, to adjust the basis of Partnership property. In addition, in the event of a distribution referred to in Section 734(b) of the Code, if the Partnership has not theretofore elected, the General Partner may, in the exercise of its reasonable discretion, cause the Partnership to elect, pursuant to Section 754 of the Code, to adjust the basis of Partnership property. Except as provided in Regulations Section 1.704-1(b)(2)(iv)(m), such adjustment shall not be reflected in the Partners' Capital Accounts and shall be effective solely for federal and (if applicable) state and local income tax purposes. Each Partner hereby agrees to provide the Partnership with all information necessary to give effect to such election. With respect to such election:

                (1) Any change in the amount of the depreciation deducted by the Partnership and any change in the gain or loss of the Partnership, for federal income tax purposes, resulting from an adjustment pursuant to Section 743(b) of the Code shall be allocated entirely to the transferee of the Partnership Interest or portion thereof so transferred. No capital contribution obligation shall be imposed on any Partner and neither the Partnership Interest of, nor the amount of any cash distributions to, any Partner shall be affected as a result of such election, and except as provided in Regulations Section 1.704-1(b)(2)(iv)(m), the making of such election shall have no effect except for federal and (if applicable) state and local income tax purposes.

                (2) Solely for federal and (if applicable) state and local income tax purposes and not for the purpose of maintaining the Partners' Capital Accounts (except as provided in Regulations Section 1.704-1(b)(2)(iv)(m)), the Partnership shall keep a written record for those assets, the bases of which are adjusted as a result of such election, and the amount at which such assets are carried on such record shall be debited (in the case of an increase in basis) or credited (in the case of a decrease in basis) by the amount of such basis adjustment. Any change in the amount of the depreciation deducted by the Partnership and any change in the gain or loss of the Partnership, for federal and (if applicable) state And local income tax purposes, attributable to the basis adjustment made as a result of such election shall be debited or credited, as the case may be, on such record.


         (h) The Profits, Losses, gains, deductions, and credits of the Partnership (and all items thereof) for each Partnership Fiscal Year shall be determined in accordance with the accounting method followed by the Partnership for federal income tax purposes.

          Except as provided in Sections 5.1(e) and 5.1(g) hereof,, for federal income tax purposes, each item of income, gain, loss, or deduction shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss, or deduction has been allocated pursuant to this Section 5.1.


         (i) To the extent permitted by Regulations Sections 1.704-2(h)(3) and 1.704-2(i)(6), the General Partner shall endeavor to treat distributions as having been made from the proceeds of

     Nonrecourse Liabilities or Partner Nonrecourse Debt only to the extent that such distributions would cause or increase a deficit balance in any Partner's Capital ' Account that exceeds the amount such Partner is otherwise obligated to restore (within the meaning of Regulations Section 1.704-1(b)(2)(ii)(c)) As of the end of the Partnership's taxable year in which the distribution occurs.


         (j) If any Partner sells or otherwise disposes of any property, directly or indirectly, to the Partnership, and as a result thereof, gain on a subsequent disposition of such property by the Partnership is reduced pursuant to Section 267(d) of the Code, then, to the extent permitted by applicable laws, gain for federal income tax purposes attributable to such subsequent disposition shall first be allocated among the Partners other than the selling Partner in an amount equal to such Partners' allocations of "book" gain on the property pursuant to this Section 5.1, and any remaining gain for federal income tax purposes shall be allocated to the selling Partner.


    5.2 Partnership Distributions. The General Partner shall cause the Partnership to distribute all or a portion of Net Operating Cash Flow to the Partners from time to time as determined by the General Partner, but in any event not less frequently than quarterly in such amounts as the General Partner shall determine; provided, however, that all such distributions shall be made pro rata in accordance with the Partners' then Percentage Interests; and provided further, that notwithstanding the foregoing, the General Partner shall use its best efforts (not requiring any material expenditure of funds or the incurrence of any material liability on the part of the General Partner) to cause the Partnership to distribute sufficient amounts to enable the Simon DeBartolo Group, L.P. to distribute sufficient amounts to the Company to pay shareholder dividends that will (a) satisfy the requirements for qualifying as a REIT under the Code and Regulations (the "REIT Requirements"), and (b) avoid any federal income or excise tax liability of the general partner. All amounts withheld pursuant to the Code or a provision of any state or local tax law with respect to any allocation, payment or distribution to any Partner shall be treated as amounts distributed to such Partner.


    5.3 Books of Account. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in-accordance with generally accepted accounting principles wherein shall be entered particulars of all monies, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the

Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records required to be kept pursuant to the Act. The books and records of account shall be kept separately from the books and records of account of any other Person, at the principal office of the Partnership, and each Partner and its representatives shall at all reasonable times have access to such books and records and the right to inspect and copy the same.


    5.4 Reports. Within one hundred twenty (120) days after the end of each Partnership Fiscal Year, the Partnership shall cause to be prepared and transmitted to each Partner, an annual report of the Partnership relating to the previous Partnership Fiscal Year containing a statement of financial condition as of the year then ended, and statements of operations, cash flow and Partnership equity for the year then ended, which annual statements shall be prepared in accordance with GAAP and shall be audited by the Accountants. The Partnership shall also cause to be prepared and transmitted to each Partner within forty-five (45) days after the end of each of the first three (3) quarters of each Partnership Fiscal Year, a quarterly unaudited report of the Partnership's financial condition and statements of operations cash flow and Partnership equity relating to the fiscal quarter then just ended, prepared in accordance with GAAP.


    5.5 Audits. Not less frequently than annually, the books and records of the partnership shall be audited by the Accountants.


    5.6   Tax Returns.


        (a) Consistent with all other provisions of this Agreement, the General Partner shall determine the methods to be used in the preparation of federal, state, and local income and other tax returns for the Partnership in connection with all items of income and expense, including, but not limited to, valuation of assets, the methods of depreciation and cost recovery, elections, credits, and tax accounting methods and procedures.


        (b) The Partnership shall timely cause to be prepared and transmitted to the Partners federal and appropriate state and local Partnership Income Tax Schedules "K-1, or any substitute therefor, with respect to such Partnership Fiscal Year on appropriate forms.

  5.7 Tax Matters Partner. The General Partner is hereby designated as the Tax Matters Partner within the meaning of Section 6231(a)(7) of the Code for the Partnership.


                            ARTICLE VI
      RIGHTS AND DUTIES OF, AND RESTRICTIONS ON THE GENERAL PARTNER


  6.1 Expenditures by Partners. The General Partner is hereby authorized to pay compensation for accounting, administrative, legal, technical, management and other services rendered to the Partnership. All of the aforesaid expenditures shall be made on behalf of the Partnership and the General Partner shall be entitled to reimbursement by the Partnership for any expenditures incurred by it on behalf of the Partnership which shall have been made other than out of the funds of the Partnership. The Partnership shall also assume, and pay when due, all Administrative Expenses.


 6.2 Powers and Duties of General Partner. The General Partner shall be responsible for the management of the Partnership's business and affairs. Except as otherwise herein expressly provided, and subject to the limitations contained in Section 6.3 hereof with respect to Major Decisions, the General Partner shall have, and is hereby granted, full and complete power, authority and discretion to take such action for and on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Except as otherwise expressly provided herein, and subject to Sections 2.3 and 6.3 hereof, the General Partner shall have the right, power and authority:


       (a) To manage, insure against loss and protect the Property or any portion thereof; to improve, develop or redevelop the Property; to participate in the ownership, redevelopment and expansion of the Property; to mortgage, pledge or otherwise encumber the Property, or any portion thereof, but only in accordance with Section 2.3 hereof; to lease the Property or any portion thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions of any leases and to grant options to lease and options to renew leases, all in accordance with the Mortgage; to grant easements of any kind; to release, convey or assign any right, title or interest in or about or easement appurtenant to the Property or any portion thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on the Property; to insure any Person having an interest in or responsibility for the care, management or repair of said Property;

       (b) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and management of the Partnership business, including but not limited to, employees, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers, placement agents, financial advisors and others, the general partner agreeing to employ at all times a sufficient number of employees in light of its contemplated business operations;


       (c) To enter into contracts on behalf of the Partnership in accordance with Section 2.3 hereof;


       (d) To sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give, make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make, execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which any attorney may deem necessary, proper or advisable;


       (e) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership or any Affiliate thereof, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership or any Affiliate thereof;


       (f) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, savings, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into or from any account in the Partnership's name; to execute, procure, consent to and authorize extensions and renewals of the same; to make deposits and withdraw the same and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts; provided, however, that in no event in connection with any of the foregoing shall the accounts or funds of the

     Partnership be commingled with the accounts or funds of any other Person and the Partnership shall at all times pay its own liabilities from Partnership funds;


       (g) To demand, sue for, receive, and otherwise take steps to collect or recover all debts, rents, proceeds, interests, dividends, goods, chattels, income from property, damages and all other property to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforcer or to defend, answer or oppose, contest and abandon all legal proceedings in which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms with or without security;


       (h) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General
     Partner to cause any approved loans to be closed;


       (i) To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements and contractual obligations entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports required to be submitted to lenders, using all due diligence to insure that the Partnership is in compliance with its contractual obligations;


       (j)     To maintain the Partnership's books and records; and


       (k) To prepare and deliver, or cause to be prepared and delivered by the Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all federal and state tax returns and reports.

     Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations hereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to authorize or require the General Partner, in its capacity as such, to expend its individual funds for payment to third parties or to undertake any individual liability or obligation on behalf of the Partnership. Nothing contained in this Section 6.2 shall authorize the General Partner to take any action which would be in violation of Section 2.3.


   6.3 Major Decisions. The General Partner shall not, without the prior consent of the Limited Partners and any additional partners that may from time to time be admitted to the Partnership in accordance with
Section 6.7 hereof and, so long as any of the Notes remains outstanding, the unanimous affirmative vote of the Board of Directors of the general partner of the General Partner (and with regard to only (c) and (d) below the consent of the holder of such Notes), undertake any of the following actions on behalf of the Partnership (the "Major Decisions"):


         (a) Institute any proceeding for or take any action resulting in Bankruptcy on behalf of the Partnership;


         (b) Take title to any personal or real property other than in the name of the Partnership;


         (c) Act or cause the taking or refraining of any action with respect to the dissolution, liquidation or winding up of the Partnership or an election to continue the Partnership or to continue the business of the Partnership; or


         (d) Merge or consolidate with or into any Person or sell, exchange, transfer or otherwise dispose of all or substantially all of the Partnership's assets.


 6.4 Proscriptions. The General Partner shall not have the authority:


         (a) to do any act in contravention of this Agreement or the Loan Documents or which would make it impossible to carry on the ordinary business of the Partnership, provided that a sale of the Property shall not be deemed to be such an act;


         (b) to possess any Partnership property or assign rights in specific Partnership property for other than Partnership purposes; or


         (c)   to do any act in contravention of applicable law.

Nothing herein contained shall impose any obligation on any Person or firm doing business with the Partnership to inquire as to whether or not the General Partner has properly exercised its authority in executing any contract, lease, mortgage, deed or any other instrument or document on behalf of the Partnership, and any such third Person shall be fully protected in relying upon such authority.


     6.5     Additional Covenants.


        (a) Notwithstanding any provision to the contrary set forth herein, the General Partner covenants that, so long as any of the Notes remain outstanding, it shall not cause or permit the Partnership to:

                  (1) engage, directly or indirectly, in any business activity, other than activities authorized hereunder or under the Loan Documents, and any and all lawful activities incidental to or necessary, suitable or convenient to accomplish the foregoing to the extent that same are not contrary to Section 2.3 hereof or are otherwise prohibited by the Loan Documents;

                  (2) commingle its property with the property of any of its partners or Affiliates or any other Person;

                  (3) transfer or lease the Property or any portion thereof or interest therein, except as permitted under the Mortgage;

                  (4) engage in a nonexempt prohibited transaction described in Section 406 of ERISA or Section 4975 of the Code;

                  (5) acquire obligations or securities of its Partners;

                  (6) except as expressly permitted under the Loan Documents, engage in any dissolution, liquidation, winding-up, consolidation, merger, sale of all or substantially all of its assets or transfer of its ownership interests;

                  (7)    except for the Loan, be the obligor or
          guarantor of or otherwise incur or be responsible for any indebtedness;

                  (8) pledge its assets for the benefit of any other entity, make loans or advances to any other entity, guarantee or become obligated for the debts of another entity or hold its credit out as being available to satisfy the obligations of others;

                  (9)    partition the Property;

                  (10) amend this Agreement in any manner: (A) such that the Partnership would not, as a result of such amendment, be a special purpose entity, (B) that would have a material adverse effect on the mortgagee under the Mortgage or (C) to modify the limitations on the business of the Partnership, the restrictions on amendment, modification or termination hereof, the restrictions on the Partnership's ability to institute a Bankruptcy, or any other covenant to make same inconsistent with this Section 6.5(a) (the above referenced limitations, restrictions and covenants shall include, without limitation, those set forth in Sections 2.3, 3.1, 4.3, 6.3, 6.4, 6.5, 6.7,
          8.1 and 10.10 hereof), unless, in the case of any modification described in this clause (C), the Partnership shall obtain written consent of the holders of the Notes and written confirmation from any applicable rating agency that such modification will not result in the downgrade, qualification or withdrawal of the rating then assigned to the Notes;

                  (11) take title to any real or personal property other than in the name of the Partnership;

               (12) buy or hold evidence of indebtedness issued by any other person or entity (other than cash and investment grade securities); or

               (13) identify itself as a division of any other person or entity.


     (b) The General Partner covenants that, so long as any of the Notes remain outstanding, it shall cause the Partnership to:

                (1) do or cause to be done all things necessary to preserve and keep in full force and effect the existence of the Partnership and maintain adequate capitalization (taking into account, among other things, the market value of its assets) for its business purposes;

                (2) maintain books and records, bank accounts, checks, invoices and financial statements separate from those of its Affiliates and observe other partnership formalities and maintain a principal executive and administrative office through which its business is conducted separate from that of any of its Affiliates; provided, however, that the Partnership and/or any of its Affiliates may have offices in the same location provided there is a fair and appropriate allocation of overhead costs, including, without limitation, the salaries of any shared employees, if any, among the Partnership and/or any such Affiliate and/or any such Affiliate bears its fair share of such costs;

                (3) pay all of its obligations and liabilities and the salaries of its employees, if any, out of its own funds;

                (4) maintain a sufficient number of employees in light of its contemplated business operations;

                (5) at all times conduct its own business in its own name, hold itself out to the public as a legal entity separate and distinct from any of its Affiliates (including using separate stationery and including, with respect to its leasing activities, entering into any contracts and preparing its financial statements), to correct any known misunderstanding regarding its separate identity and cause it and such Affiliates to conduct business with it on an arm's length and commercially reasonable basis;

                (6) at all times be a "Single Purpose Entity" (as that term is defined in the Mortgage); and

                (7) prepare and file its own tax returns or, if part of a consolidated group, join in the consolidated tax return of such group as a separate member thereof, each in accordance with the terms of Section 5.6 hereof.


  6.6 Operation in Accordance with REIT Requirements. The Partners acknowledge and agree that the Partnership shall be operated in a manner that will enable the Company, general partner of Simon DeBartolo Group, L.P., to (a) satisfy the REIT Requirements and (b) avoid the imposition of any federal income or excise tax liability. The Partnership shall avoid taking any action which would result in the Company ceasing to satisfy the requirements for qualifying as a real estate investment trust under the Code and the Regulations or would result in the imposition of any federal income or excise tax liability of the Company.


  6.7 Waiver and Indemnification. Neither the General Partner nor any of its Affiliates, directors, trust managers, officers, employees, shareholders, nor any Person acting on its behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner by this Agreement and the Act, provided that the General Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner or such other Person shall not be guilty of fraud, willful misconduct or gross negligence. The Partnership shall, and hereby does, indemnify and hold harmless the General Partner and its Affiliates, their respective directors, officers, shareholders, employees and any other individual acting on their behalf to the extent such Persons would be indemnified by the Company pursuant to Article Eighth of the Articles of Incorporation of the Company if such persons were directors, officers, agents or employees of the Company; provided, however, that no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.


  6.8 Additional Partners. Additional Partners may be admitted to the Partnership only with the consent of the General Partner and the Limited Partners, subject to the terms and conditions of the Mortgage.


  6.9 Limitation of Liability of Directors, Shareholders, Employees and Officers of the General Partner. Any obligation or liability whatsoever of the General Partner which may arise at any time under this Agreement or any other instrument, transaction, or undertaking contemplated hereby shall be satisfied, if at all, out of the assets of the General Partner or the Partnership only. No such obligation or liability shall be personally binding upon, nor shall resort for the enforcement thereof be had to, any of the General Partner's Directors, shareholders, officers, employees, or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise.


                              ARTICLE VII
                 DISSOLUTION, LIQUIDATION AND WINDING-UP

   7.1 Accounting. In the event of the dissolution, liquidation and winding-up of the Partnership, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Profits or Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall include a report of the Accountants.


   7.2 Distribution on Dissolution. In the event of the dissolution and liquidation of the Partnership for any reason, the assets of the Partnership shall be liquidated for distribution in the following rank and order:


          (a) Payment of creditors of the Partnership (other than Partners) in the order of priority as provided by law;


          (b) Establishment of reserves as determined by the General Partner to provide for contingent liabilities, if any;


          (c) Payment of debts of the Partnership to Partners, if any, in the order of priority provided by law;


          (d) To the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions and allocations for all periods, including the period in which such distribution occurs (other than those distributions made pursuant to this Section 7.2(d) and Section 7.4 hereof).

If upon dissolution and termination of the Partnership the Capital Account of the Limited Partners are less than zero, then the Limited Partners shall have no obligation to restore the negative balance in its Capital Account. Whenever the Liquidating Agent reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with the above provisions.


   7.3 Sale of Partnership Assets. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Agent may sell Partnership property; provided, however, that all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Agent solely on an "arm's length" basis, at the best price and oh the best terms and conditions as the Liquidating Agent in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. The liquidation of the Partnership shall not be deemed finally terminated until the Partnership shall have received cash payments in full with respect to obligations such as notes, purchase money mortgages installment sale contracts or other similar receivables received by the Partnership in connection with the sale of Partnership assets-and all obligations of the Partnership have been satisfied or assumed by the General Partner. The Liquidating Agent shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.


   7.4 Distributions in Kind. In the event that it becomes necessary to make a distribution of Partnership property in kind, the General Partner may, with the consent of the Limited Partners, transfer and convey such property to the distributees as tenants in common, subject to any liabilities attached thereto, so as to vest in them undivided interests in the whole of such property in proportion to their respective rights to share in the proceeds of the sale of such property (other than as a creditor) in accordance with the provisions of Section
7.2 hereof. Immediately prior to the distribution of Partnership property in kind to a Partner, the Capital Account of each Partner shall be increased or decreased, as the case may be, to reflect the manner in which the unrealized income, gain, loss and deduction inherent in such property (to the extent not previously reflected in the Capital Accounts) would be allocated among the Partners if there were a taxable disposition of such property for its fair market value as of the date of the distribution.


   7.5 Documentation of Liquidation. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Agent shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.


   7.6 Liability of the Liquidating Agent. The Liquidating Agent shall be indemnified and held harmless by the Partnership from and against any and all claims, demands, liabilities, costs, damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Agent's taking of any action authorized under or within the scope of this Agreement; provided, however, that no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership; and provided, further, that the Liquidating Agent shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

           (a) a matter entirely unrelated to the Liquidating Agent's action or conduct pursuant to the provisions of this Agreement; or


           (b) the proven misconduct or negligence of the Liquidating
     Agent.


                              ARTICLE VIII
                    TRANSFER OF PARTNERSHIP INTERESTS


   8.1 Transfer of Partnership Interests. As long as the Notes are outstanding, neither the General Partner nor the Limited Partners shall withdraw from the Partnership or Transfer, encumber or otherwise dispose of any interest in the Partnership such that the transferee owns more than a 49% interest in the Partnership or the transferee is an affiliate or family member of a transferor which owned more than a 49% interest in the Partnership prior to such transfer, and any action taken in contravention of the foregoing shall be null and void.


                             ARTICLE IX
             RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS


  9.1 No Participation in Management. Except as expressly permitted hereunder, the Limited Partners shall not take part in the management of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership.


  9.2 Bankruptcy Of the Limited Partners. The Bankruptcy of the Limited Partners shall not cause a dissolution of the Partnership, but the rights of the Limited Partners to share in the Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner.


  9.3 No Withdrawal. The Limited Partners may not withdraw from the Partnership without the prior written consent of the General Partner, other than as expressly provided in this Agreement.


  9.4 Duties and Conflicts. The General Partner recognizes that the Limited Partners and its Affiliates has or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that such persons are entitled to carry on such other business interests, activities and investments. The Limited Partners and its Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.


                               ARTICLE X
                           GENERAL PROVISIONS


  10.1 Notices. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 10.1, the addresses of the parties hereto are all at c/o Simon DeBartolo Group, 115 W. Washington Street, Indianapolis, Indiana 46204. The address of any party hereto may be changed by a notice in writing given in accordance with the provisions hereof.


  10.2 Successors. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.


  10.3 EFFECT AND INTERPRETATION. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN CONFORMITY WITH THE LAWS OF THE STATE OF DELAWARE.


  10.4 Counterparts. This Agreement may be executed in counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

  10.5 Partners Not Agents. Nothing contained herein shall be construed to constitute any Partner the agent of another Partner, except as specifically provided herein, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.


  10.6 Entire Understanding: Etc. This Agreement and the other agreements referenced herein or therein constitutes the entire agreement and understanding among the Partners and supersedes any prior understandings and/or written or oral agreements among them respecting the subject matter within.


  10.7 Severability. If any provision of this Agreement, or the application of such provision to any Person or circumstance, shall be held invalid by a court of competent jurisdiction, the remainder of this Agreement, or the application of such provision to Persons or circumstances other than those to which it is held invalid by such court, shall not be affected thereby.


  10.8 Pronouns and Headings. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof wherever the context and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation."


  10.9 Assurances. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.


  10.10   Amendment.  Subject to Section 6.5(a)(10) hereof, this
Agreement may be amended, modified or terminated, but only in writing by the General Partner, the Limited Partners and all other parties admitted to the Partnership in accordance with Section 6.7 hereof.

                             [End of Page 36]

    IN WITNESS WHEREOF, the parties hereto have executed this Agreement or caused this Agreement to be executed as of the date and year first above written.

GENERAL PARTNER:              SDG CAPITAL LIMITED PARTNERSHIP,
                              a Delaware limited partnership


                              By:  \s\David Simon
                                   David Simon, Chief Executive Officer


LIMITED PARTNER:              SIMON DeBARTOLO GROUP, L.P., a
                              Delaware limited partnership

                              By:  SD PROPERTY GROUP, INC., an Ohio
                                   corporation, managing general partner


                                   By:  \s\David Simon
                                        David Simon
                                        Chief Executive Officer


                              DeBARTOLO CAPITAL PARTNERSHIP, a
                              Delaware general partnership

                              By: DeBARTOLO PROPERTIES, INC., an Ohio
                                  corporation

                                   By:  \s\David Simon
                                        David Simon
                                        Chief Executive Officer

                               SCHEDULE 1

                          CAPITAL CONTRIBUTIONS


GENERAL PARTNER                                 GROSS ASSET VALUE
(SDG Capital Associates Limited Partnership)

Cash                                               $1,636,000
West Ridge Mall (2.5% undivided interest)          $1,702,400

     TOTAL                                         $3,338,400

LIMITED PARTNER
(Simon DeBartolo Group, L.P.)

West Ridge Mall (97.5% undivided interest)        $66,861,600


LIMITED PARTNER
(DeBartolo Capital Partnership)

Bay Park Square                                   $36,300,000
Boardman Plaza                                    $26,640,000
Cheltenham Square                                 $50,000,000
DeSoto Square                                     $56,800,000
Upper Valley Mall                                 $44,800,000
Washington Square                                 $49,100,000

                                                 $263,640,000

     TOTAL CAPITAL                               $333,840,000

                               SCHEDULE 2

                       CAPITAL ACCOUNT PERCENTAGES


GENERAL PARTNER                                         Percent Interest

SDG Capital Associates Limited  Partnership                    1%


LIMITED PARTNERS

DeBartolo Capital Partnership                               78.5%
Simon DeBartolo Group, L.P.                                 20.5%

TOTAL                                                      100.0%

==============================================================
EXHIBIT 21.1
============


List of Subsidiary                             Jurisdiction

Charles Mall Company Limited Partnership       Maryland
DeBartolo Capital Partnership                  Delaware
DeBartolo Properties, Inc.                     Delaware
DeBartolo Properties II, Inc.                  Delaware
DeBartolo Properties III, Inc.                 Delaware
East Towne Mall Company Limited Partnership    Tennessee
Forestville Associates                         Maryland
Forum Finance Corp                             Delaware
Golden Ring Mall Company Limited Partnership   Indiana
Jefferson Valley Mall Limited Partnership      Delaware
Knoxville Developers Limited Partnership       Indiana
The Retail Property Trust                      Massachusetts
Shopping Center Associates                     Delaware
Simon DeBartolo Group, L.P.                    Delaware
Simon Property Group (Delaware), Inc.          Delaware
Simon Property Group (Illinois), L.P.          Illinois
Simon Property Group (Texas), L.P.             Texas
SD Property Group, Inc.                        Ohio
SDG Properties VII, Inc.                       Delaware
SDG Dadeland Associates, Inc.                  Delaware
SDG Dadeland Developers, Inc.                  Delaware
SDG EQ Associates, Inc.                        Delaware
SDG Orland, Inc.                               Delaware
SDG Fashion Mall, Inc.                         Delaware