Form 10-K/A
period 1997-12-31
SIMON DEBARTOLO GROUP INC
filed 1998-04-20
CIK 912564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

                      Documents Incorporated By Reference

NONE.

Simon DeBartolo Group, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 24, 1998, by adding the information required by Part III (Items 10, 11, 12 and 13), and restating Exhibits 4.3 and 21.1 as attached hereto.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         SIMON DEBARTOLO GROUP, INC.
                                         By: /s/ James M. Barkley
                                            ---------------------
                                            James M. Barkley,
                                            Secretary/General Counsel

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

     As of December 31, 1997, the Operating Partnership owns or holds an interest in 202 income-producing properties, which consist of 120 regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls located in 33 states (the "Properties"). The Operating Partnership also owns interests in one specialty retail center and two community centers currently under construction and nine parcels of land either in preconstruction development or held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"), while substantially all of the voting stock is held by Melvin Simon, Herbert Simon and David Simon. The Management Company manages Properties generally not wholly-owned by the Operating Partnership and certain other properties, and also engages in certain property development activities. The Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties. At December 31, 1997, 1996 and 1995, the Company's ownership interest in the Operating Partnership was 63.9%, 61.4%, and 61.0%, respectively.

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

     THE PARTNERSHIP MERGER

     On December 31, 1997, Simon Property Group, L.P., a Delaware limited partnership ("SPG, LP"), merged (the "Partnership Merger") into the Operating Partnership. Prior to the Partnership Merger, the Operating Partnership and the Company held all of the partnership interests of SPG, LP, which held interests in certain of the Portfolio Properties. As a result of the Partnership Merger, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company. Prior to the DRC Merger, references to the Operating Partnership refer to SPG, LP only.

     DEFINITIVE MERGER AGREEMENT

     The Company, Corporate Property Investors ("CPI") and Corporate Realty Consultants, Inc. ("CRC") entered into an Agreement and Plan of Merger, dated as of February 18, 1998 (the "Merger Agreement") , pursuant to which a subsidiary of CPI shall be merged with and into the Company (the "Merger"). Upon consummation of the Merger, CPI will be renamed and holders of the Company's common stock will receive shares of CPI common stock on a one-for-one basis and beneficial interests in shares of CRC common stock. Based upon the capitalization of the Company and CPI as of December 31, 1997, the Company's stockholders would own in the aggregate approximately 67% of the outstanding shares of the new entity's common stock. Even though the Company's stockholders will receive shares of common stock of a new entity, substantially all the members of the current Board of Directors and senior management of the Company will be members of the new Board of Directors and senior management of the new entity. All of the Company's policies, including investment and financing policies, and practices are expected to continue as the new entity's policies and practices.

     The Merger Agreement provides that prior to the Merger each holder of CPI common stock will receive consideration of $179 per share, consisting of a dividend of : (i) the Cash Amount (as defined below) ; (ii) 1.0818 shares of CPI common stock; and (iii) 0.19 shares of CPI 6.5% convertible preferred stock. The "Cash Amount" is equal to $90.00 per share of CPI common stock, subject to adjustment as follows: (i) if the Market Price (as defined below) for the Company's common stock at the effective time of the Merger exceeds $38.67, then the Cash Amount shall be reduced by an amount equal to such excess multiplied by 2.0818 and (ii) if the Market Price for the Company's common stock at the effective time of the Merger is less than $28.58, then the Cash Amount shall be increased by an amount equal to such deficiency multiplied by
2.0818. The "Market Price" shall be the average of the closing prices per share for the Company's common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the fifth trading day prior to the effective time of the Merger.

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

     The Company and certain of its subsidiaries are taxed as REITs under sections 856 through 860 of the Code, and applicable Treasury regulations relating to REIT qualification. The Company is self-administered and self-managed and does not engage or pay a REIT advisor. The Company provides management, development, leasing, accounting, finance and legal, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

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

    The Operating Partnership is in the preconstruction development phase on one new value-oriented super-regional mall, a factory outlet center and one new community center project. Concord Mills, an approximately $200 million development, is scheduled to open in 1999. This 1.4 million square-foot value-oriented super-regional mall development project is 50%-owned by the Operating Partnership. Houston Premium Outlets is a 462,000 square-foot factory outlet project in Houston, Texas. This approximately $89 million project, of which the Operating Partnership has a 50% ownership interest in, is scheduled to begin construction in 1998 and open in 1999. The Shops at North East Mall, which is immediately adjacent to an existing regional mall in the Company's portfolio, is an approximately $55 million development. This 391,000 square-foot wholly-owned development project is scheduled to open in Hurst, Texas, in 1999.

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
                                                            ===========



 (1)  Loans secured by these ten properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $196,521, with an annual debt service of $13,295, and weighted average interest rate of 6.77%.  The interest rate and maturity date of eight of these loans were reset in October 1997 and all ten  require monthly payments of interest only.
 (2)  Requires monthly payments of interest only.
 (3)  These ten properties are cross-defaulted.
 (4)  On January 31, 1997, the Operating Partnership closed on a restructure of these loans, which included repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature and paying down a total of $3,900 on two other Property loans with the same lender.
 (5)  Loans secured by these four properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $182,624, with an annual debt service of $15,905, and an interest rate of  7.0% except for Tippecanoe Mall, which bears interest at 8.45%.  During the term of these loans, there is amortization of a portion of the principal amount.
 (6)  LIBOR + 2.000%.
 (7)  LIBOR + 1.000%.
 (8)  LIBOR Capped at 5.000%.
 (9)  LIBOR + 1.500%.
(10)  LIBOR + 0.650%.
(11)  LIBOR Capped at 8.350%.
(12)  LIBOR + 0.300%.
(13)  LIBOR Capped at 11.530%. On January 6, 1998, through an interest rate protection agreement, the interest rate was effectively fixed at an all-in-one rate of 6.19%.
(14)  LIBOR + 0.550%.
(15)  LIBOR Capped at 8.700%.
(16)  LIBOR + 0.500%.
(17)  LIBOR Swapped at 7.242%.
(18)  LIBOR + 1.375%.
(19)  LIBOR + 1.250%.
(20)  Lender also participates in a percentage of gross revenues above a specified base.
(21)  July 23, 2000 is the earliest date on which the lender may call the bonds.
(22)  On September 2, 1997, a refinancing was completed of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties.
      The refinancing was funded, in part, with the proceeds of this $225 million loan,  which is secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza,
      Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square
      and West Ridge Mall).
(23)  LIBOR + 0.365%.
(24)  Minimum LIBOR Cap at 12.553%.
(25)  $1,250,000 unsecured revolving credit facility.  Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the Operating Partnership's investment grade rating.  As of
        12/31/97 $284,300 was available, after outstanding borrowings and letters of credit.
(26)  Requires semi-annual payments of interest only.
(27)  LIBOR + 0.750%. In March of 1998, the interest rate was reduced to LIBOR + 0.65%.
(28)  LIBOR + 0.750%. In January 1998, through an interest rate protection agreement, the interest rate was effectively fixed at 6.14% through maturity.
(29)  Includes minority interest partners' share ($132,824) of total consolidated indebtedness.
(30)  As defined in the accompanying consolidated financial statments, Joint Venture Properties are those accounted for using the equity method of accounting.
(31)  LIBOR + 1.300%.
(32)  Bank of Tokyo CD Rate + 0.900%.
(33)  PRIME + 1.250%.
(34)  LIBOR + 1.100%.
(35)  LIBOR + 0.440%.
(36)  LIBOR Capped at 8.810%.
(37)  Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0%
        over the then current yield of a six month treasury bill selected by the lender.
(38)  LIBOR + 0.700%.
(39)  Commercial Paper rate + 0.750%.
(40)  LIBOR + 1.350%.
(41)  Loans require monthly interest payments only until they begin amortizing November, 2000.
(42)  LIBOR + 0.375%.
(43)  LIBOR Swapped at 6.370%.
(44)  LIBOR Swapped at 6.210%.
(45)  Beginning January 2000, this note will bear interest at 6.00%.
(46)  Includes outside partners' share ($1,117,736) of indebtedness.

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

     In addition, the Operating Partnership is in the preconstruction development phase on a new value-oriented super-regional mall, a factory outlet center and a new community center project. Concord Mills, an approximately $200 million development, is scheduled to open in 1999. This 1,400,000 square-foot value-oriented super-regional mall development project is 50%-owned by the Operating Partnership. Houston Premium Outlets is a 462,000 square-foot factory outlet project in Houston, Texas. This approximately $89 million project, of which the Operating Partnership has a 50% ownership interest in, is scheduled to begin construction in 1998 and open in 1999. The Shops at North East Mall, an approximately $55 million development, which is immediately adjacent to North East Mall, an existing regional mall in the Company's portfolio, is scheduled to open in Hurst, Texas, in 1999. This 391,000 square-foot development project is wholly-owned by the Operating Partnership.

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

     To help facilitate the Operating Partnership's continued growth, substantially all of the computer systems and applications in use in its home office in Indianapolis have been, or are in the process of being, upgraded and modified. The Operating Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in its home office. The Operating Partnership continues to evaluate what effect, if any, the Year 2000 Issue might have at its Portfolio Properties. The Operating Partnership anticipates that the process of reviewing this issue at the Portfolio Properties and the implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Operating Partnership does not expect to be material. Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Operating Partnership.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS

    The following twelve persons are the directors of the Company as of March 31, 1997:

    Birch Bayh, 70, has been a director of the Company since 1993. He has been the senior partner in the Washington, D.C. law firm of Bayh, Connaughton, & Malone, P.C. for more than five years. He served as a United States Senator from Indiana from 1963 to 1981. Mr. Bayh also serves as a director of ICN Pharmaceuticals, Inc. and Acordia, Inc.

    William T. Dillard, II, 53, has been a director of the Company since 1993. He is President and Chief Operating Officer of Dillard's, Inc., a retailing chain, a position he has held since 1977. Mr. Dillard also serves as a director of Dillard's, Inc., Chase Bank of Texas, N.A., Acxiom Corporation and Barnes & Noble, Inc.

    G. William Miller, 73, has been a director of the Company since the DRC Merger. He has been Chairman of the Board and Chief Executive Officer of
G. William Miller & Co. Inc., a merchant banking firm, since 1983. He is a former Secretary of the U.S. Treasury and a former Chairman of the Federal Reserve Board. From January 1990 until February 1992, he was Chairman and Chief Executive Officer of Federated Stores, Inc., the parent company of predecessors to Federated Department Stores, Inc. Mr. Miller is Chairman of the Board and a director of Waccamaw Corporation. He is also a director of GS Industries, Inc., Kleinwort Benson Australian Income Fund, Inc. and Repligen Corporation.

    Fredrick W. Petri, 51, has been a director of the Company since the DRC Merger. He is a partner of Petrone, Petri & Company, a real estate investment firm he founded in 1993, and an officer of Housing Capital Company since its formation in 1994. Prior thereto, he was an Executive Vice President of Wells Fargo Bank, where for over 18 years he held various real estate positions.
Mr. Petri is currently a trustee of the Urban Land Institute and a director of Storage Trust Realty. He previously was a member of the Board of Governors and a Vice President of the National Association of Real Estate Investment Trusts and a director of the National Association of Industrial and Office Park Development. He is a director of the University of Wisconsin's Real Estate Center.

    Terry S. Prindiville, 62, has been a director of the Company since 1993. He retired as Executive Vice President and Director of Support Services of J.C. Penney Company, Inc., a retailing chain, a position he held from 1988 until 1995. He was also the Chairman of the Board of Directors of JCP Realty, Inc., a wholly-owned subsidiary of J.C. Penney Company, Inc. which is a Unit holder, and a director of Eckerd Corporation.

    David Simon, 36, is the Chief Executive Officer of the Company and has been a director since the Company's incorporation. Mr. Simon served as President of the Company from the Company's incorporation until 1996 and was appointed Chief Executive Officer on January 3, 1995. In addition, he has been Executive Vice President, Chief Operating Officer and Chief Financial Officer of MSA since 1990. From 1988-1990, Mr. Simon was Vice President of Wasserstein Perella & Company, a firm specializing in mergers and acquisitions. In addition, Mr. Simon serves as a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") and the Urban Land Institute and is a trustee and member of the International Council of Shopping Centers. He is the son of Melvin Simon, the nephew of Herbert Simon and a director of Healthcare Compare Corp.

    Herbert Simon, 63, is the Co-Chairman of the Board of the Company and has been a director since the Company's incorporation. Mr. Simon served as Chief Executive Officer from the Company's incorporation through January 2, 1995, when he was appointed Co-Chairman of the Board. In addition, Mr. Simon is the Co-Chairman of the Board of MSA. Mr. Simon is also a director of Kohl's Corporation, a specialty retailer.

    Melvin Simon, 71, is the Co-Chairman of the Board of the Company and has been a director since the Company's incorporation. In addition, he is the Co-Chairman of the Board of MSA, a company he founded in 1960 with his brother, Herbert Simon.

    J. Albert Smith, Jr., 57, has been a director of the Company since 1993. He is the President of Bank One, Indiana, NA, a commercial bank, a position he has held since September 30, 1994. Prior to his current position, he was the President of Banc One Mortgage Corporation, a mortgage banking firm, a position he held since 1975.

    Richard S. Sokolov, 48, has been a director of the Company since the DRC Merger. He served as the President and Chief Executive Officer and a director of DRC from its incorporation until the DRC Merger. Prior to that he had served as Senior Vice President, Development of EJDC since 1986 and as Vice President and General Counsel since 1982. In addition, Mr. Sokolov is a trustee, member and the incoming Chairman (commencing in May of 1998) of the Executive Committee of the International Council of Shopping Centers.

    Philip J. Ward, 49, has been a director of the Company since the DRC Merger. He is Senior Managing Director, Head of Real Estate Investments, for CIGNA Investments, Inc., a wholly-owned subsidiary of CIGNA Corporation. He is a member of the International Council of Shopping Centers, the Urban Land Institute, the National Association of Industrial and Office Parks and the Society of Industrial and Office Realtors. He is a director of the Connecticut Investment Fund and Wyndham Hotel Corporation.

    Denise DeBartolo York, 47, has been a director of the Company since the DRC Merger. She served as a director of DRC from its incorporation until the DRC Merger. She serves as Chairman of the Board and Chief Executive Officer of EJDC and DeBartolo, Inc. Ms. DeBartolo York previously served EJDC as Executive Vice President of Personnel/Communications and has been associated with EJDC in an executive capacity since 1975. She is the daughter of the late Edward J. DeBartolo.

    Melvin Simon, Herbert Simon, David Simon and Richard Sokolov are the four persons elected as directors by the holders of the Class B Common Stock. M. Denise DeBartolo York was elected by the holder of the Class C Common Stock.
In addition, there is one vacancy on the board of directors, which will be filled at the next Annual Meeting of Shareholders by the holders of the Class B Common Stock.

Executive Officers

    The information required by this item with respect to executive officers is included in Part 1 of this report under the caption "Executive Officers of the Company."

SECTION 16(A) REPORTING


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's capital stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1997, its directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock have complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation for services in all capacities to the Company for the year ended December 31, 1997, for the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 1997 (the "Named Executives"):

                          SUMMARY COMPENSATION TABLE


                                 Annual              Long-Term
                              Compensation         Compensation
                           ------------------- ---------------------
    Name and                                   Restricted Securities  All Other
    Principal                                   Stock     Underlying   Compen-
    Position      Year      Salary     Bonus   Awards (1)  Options   sation (2)
----------------- -----    --------   -------- ---------- ---------- -----------
David Simon       1997     $600,000(3)     (4)         --         --     $11,012
Chief Executive   1996      400,000   $300,000         --         --      11,056
Officer           1995      400,000    102,735 $1,365,000         --      10,996

Richard S.        1997     $515,083        (4)         --         --    $  8,302
Sokolov (5)       1996      202,134   $175,000         --         --          --
President and
Chief
Operating Officer

William J. Garvey 1997     $395,833   $100,000         --         --     $15,563
Executive Vice    1996      375,000     85,000         --         --      12,362
President-        1995      353,846     75,000 $1,365,000         --      12,450
Property
Development

James A. Napoli   1997     $365,833   $125,000         --         --     $12,807
Executive Vice    1996      316,154    110,000         --         --      11,684
President-Leasing 1995      300,000    100,000 $1,365,000         --      11,773

James M. Barkley  1997     $291,667   $115,000         --         --     $11,463
General Counsel   1996      246,154    100,000         --         --      11,660
and Secretary     1995      228,269     75,000 $  830,000         --      11,468

----------------------
(1) Pursuant to the Company's five-year Stock Incentive Program, a total of 1,000,000 restricted shares of Common Stock were allocated to certain key employees of the Company on March 22, 1995, having a total value at the date of grant of $25.0 million. A portion of the restricted shares allocated are awarded and earned only if the Company attains annual and cumulative targets for growth in Funds From Operations. See "_Employee Plan_Stock Incentive Program," below. The amounts indicated in the table represent the total amount of restricted shares allocated to the Chief Executive Officer and other named executive officers, which are subject to performance-based conditions before they are awarded and earned, and to subsequent vesting requirements. Dividends are paid on restricted shares that are earned. Earned shares vest in four equal annual installments beginning on January 1 of the year following the year in which the restricted shares are deemed earned and awarded; provided that the participant remains an employee immediately prior to the vesting date. At December 31, 1997, the total number of restricted shares (and value at such date) that have been earned by the persons named in the table were as follows: David
  Simon-32,760 restricted shares ($1,070,843); William J.
  Garvey-32,760 restricted shares ($1,070,843); and James A.
  Napoli-29,560 restricted shares ($966,243); James M. Barkley- 29,920 restricted shares ($978,010); and Richard S. Sokolov-24,163 restricted shares ($789,828).

(2) Represents annualized amounts of (i) employer paid contributions to the Company's 401(k) retirement plan and (ii) Company paid employee and dependent life insurance premiums. Employer contributions to the 401(k) retirement plan become vested 30% after completion of three years of service, 40% after four years and an additional 20% after each additional year until fully vested after seven years.

(3) Effective May 1, 1997, the Compensation Committee approved an annual salary for Mr. Simon of $600,000. Mr. Simon elected not to accept payment of this increased salary in 1997, and therefore received an annual salary of $400,000.

(4) Bonus awards are accrued in the year indicated, but paid in the following year. The Compensation Committee is reviewing David Simon and Richard Sokolov's compensation, and, as part of that review, may determine to award cash bonus compensation to them based on the Company's 1997 performance.

(5)    Does not include compensation paid by DRC prior to the DRC Merger.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information with respect to the unexercised stock options granted to the Named Executives under the Employee Plan and held by them at December 31, 1997. No stock options were granted to the Named Executives in 1997.

                   Shares             Number of Securities  Value of Unexercised
                  Acquired                 Underlying       In-the-Money Options
                     on       Value    Unexercised Options  at December 31, 1997
     Name         Exercise  Realized  at December 31, 1997          (1)
---------------  --------- ---------  -------------------- ---------------------
                                      Exercis- Unexercis-   Exercis-  Unexercis-
                                        able      able        able       able
                                      -------  ----------- ----------  ---------
David Simon             --        --  200,000          --  $2,087,500         --

William J. Garvey   20,000  $180,000   55,000          --     574,063         --

James A. Napoli         --        --   50,000          --     521,875         --

James M. Barkley        --        --   75,000          --     782,813         --

Richard S. Sokolov      --        --       --          --          --         --
____________
(1)The closing price of the Company's Common Stock as reported by the New York Stock Exchange on December 31, 1997 was $32.6875. Value is calculated on the basis of the difference between the exercise price and $32.6875, multiplied by the number of shares of Common Stock underlying "in-the-money" options.


EMPLOYEE PLAN

    General. Under the Operating Partnership's Employee Stock Plan (the "Employee Plan") a maximum of 4,595,000 shares of Common Stock (subject to adjustment) are available for issuance to eligible officers and key employees. The Employee Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") which consists of persons not eligible to participate in the Employee Plan. During the ten-year period following the adoption of the Employee Plan, the Committee may, subject to the terms of the Employee Plan, grant to key employees (including officers and directors who are employees) of the Operating Partnership or its "affiliates" (as defined in the Employee Plan) the following types of awards: incentive stock options ("ISOs") within the meaning of section 422 of the Code, "nonqualified stock options" ("NQSOs"), stock appreciation rights ("SARs"), performance units and shares of restricted or unrestricted Common Stock.

    Any stock option granted under the Employee Plan may be exercised over a period determined by the Committee in its discretion. The exercise price of an option (the "Option Price") may not be less than the fair market value of the shares of the Common Stock on the date of grant. The Committee may, in its discretion, with the grantee's consent, amend, cancel, substitute, accelerate the exercisability of or extend the scheduled expiration date of any grant, provided however, that no option may be exercisable more than ten years after the date of grant. The Board of Directors of the Company in its capacity as a general partner of the Operating Partnership may amend, suspend or discontinue the Employee Plan at any time. Certain specified amendments must be approved by shareholders.

    Option Grants. No options were granted under the Employee Plan during 1997. All options granted to date under the Employee Plan are exercisable at the fair market value of the Common Stock on the date of grant, have a ten-year term, generally vest 40% on the first anniversary of the grant date and an additional 30% on the second anniversary of the grant date, and generally become 100% vested three years after the grant date.

    Stock Incentive Program.

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

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives pursuant to the Stock Incentive Program, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant pursuant to the DRC Plan to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of the DRC Plan. During 1997, 1996 and 1995, a total of 448,753; 200,030; and 144,196 shares of common stock of the Company, respectively, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan.

INCENTIVE BONUS PLAN

    The Incentive Bonus Plan (the "Bonus Plan") is intended to provide senior executives and key employees with opportunities to earn incentives based upon the performance of the Company, the participant's business unit and the individual participant. At the beginning of a year, the Committee specifies the maximum incentive pool available for distributions and approves performance measures for each participant and three levels of performance that must be attained in order to trigger the award of the bonuses. Each participant's bonus award for the year is expressed as a percentage of base salary, a fixed dollar amount, or a percentage of the available incentive pool. Bonus amounts for each year are determined in the following February with disbursement in March.

DEFERRED COMPENSATION PLAN

    The Operating Partnership has a non-qualified deferred compensation plan (the "Deferred Compensation Plan") that provides deferred compensation to certain executives and key employees. Under the Deferred Compensation Plan, a participant may defer all or a part of his compensation. The Company, at its discretion, may contribute a matching amount equal to a rate selected by the Company, and an additional incentive contribution amount on such terms as the Company may specify. All participant deferrals and Company matching and incentive contributions are credited to a participant's account and remain general assets of the Company. A participant's elective deferrals are fully vested. Except in the case of death or disability of the participant or insolvency or a change in control of the Company, a participant becomes vested in Company matching and incentive contributions 20% after one year of service and an additional 20% for each year thereafter. Upon death or disability of the participant or insolvency or a change in control of the Company, a participant becomes 100% vested in his account.

    All contributions under the Deferred Compensation Plan are deposited in what is commonly referred to as a "rabbi trust" arrangement pursuant to which the assets of the trust are subject to the claims of the Company's general creditors in the event of the Company's insolvency. The trust assets are invested by the trustee in its sole discretion. Payments of a participant's elective deferrals and vested matching contributions are made as elected by the participant. These amounts would be paid earlier in the event of termination of employment or death of the participant, an unforeseen emergency affecting the participant or a change in control of the Company.

OTHER RETIREMENT PLANS

    The Operating Partnership and certain related entities maintain a tax-qualified retirement savings plan for eligible employees which contains a cash or deferred arrangement described in section 401(k) of the Code. Under the plan, eligible employees may defer up to a maximum of 12% of their compensation (as defined in the plan), subject to certain limits imposed by the Code. Participants' salary deferrals are matched by participating employers in an amount equal to 100% of the first 2% of such deferrals and 50% of the next 4% of such deferrals. In addition, participating employers contribute annually 3% of eligible employees' compensation (as defined in the plan). Amounts deferred by employees are immediately vested; amounts contributed by participating employers become vested 30% after the completion of three years of service, 40% after the completion of four years of service and an additional 20% after the completion of each additional year of service until 100% vested after the completion of seven years of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee during 1997 was an officer, employee or former officer of the Company or any of its subsidiaries or had any relationship requiring disclosure herein pursuant to regulations of the Securities and Exchange Commission. No executive officer of the Company served as a member of a compensation committee or a director of another entity under circumstances requiring disclosure herein pursuant to regulations of the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, Class A Common Stock and Class C Common Stock ("Voting Stock") and the units of limited partnership interest ("Units") of the Company's majority-owned subsidiary, Simon
DeBartolo Group, L.P. (the "Operating Partnership") as of March 31, 1998 by (1) each director and nominee for director, (2) the executive officers named in the Summary Compensation Table and (3) the directors and executive officers of the Company, as a group. Unless otherwise indicated in the footnotes, shares or Units are owned directly, and the indicated person has sole voting and investment power.

                      Number of
                      Shares of        Percent of    Number of      Percent of
                     Voting Stock     Voting Stock     Units          Units
     NAME OF         Beneficially     Beneficially Beneficially    Beneficially
BENEFICIAL OWNER    Owned(1)(2)(3)     Owned (4)       Owned        Owned (5)
-----------------   --------------    ------------ ------------    -----------
Birch Bayh                  17,000               *           --             --

William T.                  20,200 (7)           *           --             --
 Dillard, II

G. William Miller           10,440               *           --             --

Fredrick W. Petri           14,520               *           --             --

Terry S.                    13,000               *           --             --
 Prindiville

David Simon              2,250,420 (8)         2.0    2,013,010           1.3%

Herbert Simon            5,597,851 (9)         4.9    5,554,250 (9)       3.5%

Melvin Simon             7,153,795 (9)         6.1    7,116,385 (9)       4.5%

J. Albert Smith, Jr.        15,000               *           --              -

Richard S. Sokolov         191,960               *       60,835              *

Denise DeBartolo York    1,318,062 (6)         1.2    1,290,439 (6)          *

Philip J. Ward               6,802               *           --             --

James M. Barkley           104,920               *           --             --

William J. Garvey          111,130               *       21,200              *

James A. Napoli             79,560               *           --             --

All directors and
executive
officers as a
group (10)
(20 persons)            51,403,696           32.7%   46,932,423          29.6%
__________
 *  Less than one percent

(1) Includes the following shares of Common Stock that may be purchased pursuant to stock options that are exercisable within 60 days: Birch Bayh-17,000; William T. Dillard, II-14,000; G. William Miller-6,360; Fredrick W. Petri-6,360; Terry S. Prindiville-11,000; David Simon-200,000; Denise DeBartolo York-3,000; J. Albert Smith, Jr.-14,000; Philip J. Ward-6,360; William J. Garvey-55,000; James A. Napoli-50,000; James M. Barkley-75,000; and all directors and executive officers as a group-680,580.
(2) Includes the following shares of Common Stock that may be received upon exchange of Units held by the following persons on March 31, 1998: David Simon-2,013,010; Melvin Simon-7,116,385; Herbert Simon-5,554,250; Richard S. Sokolov-60,835; Denise DeBartolo York-1,290,439; William J. Garvey
    -21,200; and all directors and executive officers as a group-46,932,423. Units held by limited partners are exchangeable either for shares of Common Stock (on a one-to-one basis) or for cash as selected by the independent d directors.
(3) Includes the following restricted shares which are subject to vesting requirements: David Simon-32,760; William J. Garvey-32,760; James A. Napoli-29,560; James M. Barkley-29,920; Richard S. Sokolov-24,163; and all directors and executive officers as a group-291,443.
(4) At March 31, 1998, there were 106,484,009 shares of Common Stock,
    3,200,000 shares of Class B Common Stock, and 4,000 shares of Class C Common Stock. Upon the occurrence of certain events, shares of Class B Common Stock and Class C Common Stock convert automatically into Common Stock (on a share-for-share basis). The percentages in this column assume the exercise of stock options and exchange of Units for shares of Common Stock.
(5) At March 31, 1998, there were 173,747,714 outstanding Units of which the Company owned, directly or indirectly, 109,688,009 or 63.1%. The percentages in this column assume that no Units are exchanged for shares of Common Stock.
(6) Does not include shares of Voting Stock and Units held by DeBartolo, Inc. and certain related persons and entities. See "PRINCIPAL SHAREHOLDERS."
(7) Does not include 10,000 shares of Common Stock owned by Mr. Dillard's spouse who has sole voting and investment power of such shares.
(8) Includes Units owned by trusts of which David Simon is a beneficiary.
(9) Does not include shares of Voting Stock and Units held by Melvin Simon & Associates, Inc. See "PRINCIPAL SHAREHOLDERS."
(10)Includes shares of Voting Stock and Units held by DeBartolo, Inc. and Melvin Simon & Associates, Inc. See "PRINCIPAL SHAREHOLDERS."

                            PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information concerning each person (including any group) known to the Company to beneficially own more than five percent (5%) of any class of Voting Stock as of March 31, 1997. Unless otherwise indicated in the footnotes, shares are owned directly, and the indicated person has sole voting and investment power.


                                           Amount and      Percent of
       Name and Address of                  Nature of    Voting Stock
         Beneficial Owner                  Beneficial     Beneficially
                                          Ownership (1)     Owned (2)
  ----------------------------            --------------  ------------
  DeBartolo, Inc. et al. (3)              19,357,260 (4)        15.7%
  7620 Market Street
  Youngstown, OH  44513

  Melvin Simon & Associates, Inc.(5)      14,651,581 (6)        12.1%
  115 W. Washington Street
  Indianapolis, IN 46204

  Princeton Services, Inc.                 9,059,375 (7)         8.3%
  800 Scudders Mill Road
  Plainsboro, New Jersey 08536

  Stichting Pensionfonds ABP               6,107,192 (8)         5.6%
  P.O. Box 2889
  6401 D J Harleen
  The Netherlands

    (1) Voting Stock includes shares of Common Stock, Class B Common Stock and Class C Common Stock. Upon the occurrence of certain events, shares of Class B Common Stock and Class C Common Stock convert automatically into Common Stock (on a share-for-share basis). The amounts in the table also include shares of Common Stock that may be issued upon the exchange of Units. Units held by limited partners are exchangeable either for shares of Common Stock (on a one-to-one basis) or for cash as selected by the independent directors.

    (2) The percentages in this column assumes the exercise of stock options and exchange of Units for shares of Common Stock.

    (3) According to a Schedule 13D dated August 9, 1996, the beneficial owners of the securities are DeBartolo, Inc. ("DI"), certain subsidiaries of DI, held directly or indirectly through The Edward J. DeBartolo Corporation, the estate of the late Edward J. DeBartolo, members of the DeBartolo family, including Edward J. DeBartolo, Jr. and M. Denise DeBartolo York, or trusts established for the benefit of members of the DeBartolo family or partnerships in which the foregoing persons hold partnership interests.

    (4) Includes 22,207,888 shares of Common Stock issuable upon exchange of Units and 4,000 shares of Class C Common Stock.

    (5) Melvin Simon & Associates, Inc., is owned 69% by Melvin Simon and 31% by Herbert Simon.

    (6) Includes 11,451,581 shares of Common Stock issuable upon exchange of Units and 3,200,000 shares of Class B Common Stock.

    (7) According to a Schedule 13G dated January 26, 1998, the reporting person, who is the managing general partner of Merrill Lynch Asset Management, L.P. and Fund Asset Management, L.P., owns 9,059,375 shares of Common Stock.

    (8) According to a Schedule 13G filed for the period ended December 31, 1997, the reporting person beneficially owns 6,107,192 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE SIMONS

     The Company has entered into noncompetition agreements with Melvin Simon, Herbert Simon and David Simon (collectively, the "Simons"), all of whom are executive officers of the Company. Pursuant to such agreements and except as set forth below, Melvin Simon and Herbert Simon are prohibited from engaging in the shopping center business in North America other than through the Company or as passive investors until the later of (i) December 20, 2003, or (ii) the date that they are no longer directors or officers of the Company, and David Simon is prohibited from engaging in the shopping center business in North America other than through the Company and, with certain exceptions, for two years thereafter if he resigns or is terminated for cause. The foregoing restrictions will not prohibit Melvin Simon, Herbert Simon or David Simon from having an ownership interest in the properties in which the Simons previously owned an interest that were not contributed to the Company or Simon Property Group, L.P. ("SPG, LP") (the "Excluded Properties") and in M.S. Management Associates, Inc. (the "Management Company"), and serving as directors and officers of the Management Company. It is anticipated that such commitments will not, in the aggregate, involve a material amount of time, but no assurance can be given in this regard. In addition, Melvin Simon and Herbert Simon may pursue other investment activities in which they are currently engaged.

     The Simons continue to own, in whole or in part, the Excluded Properties. The Management Company has entered into management agreements with the partnerships that hold the Excluded Properties, some of which agreements were not negotiated on an arms-length basis. Management believes, however, that the terms of such management agreements are fair to the Company.

     In connection with the use of the aggregate proceeds of the initial public offering and related financing to repay certain indebtedness encumbering the Operating Partnership's properties, the Company repaid approximately
$180 million of indebtedness owed to the Simons, which represented loans made by the Simons in lieu of third-party financing. Of this amount, approximately $110 million was used by the Simons to pay income taxes and other third-party obligations associated with their real estate business. In addition, the Simons were released from personal liability under guaranties provided by the Simons by substituting guaranties by the Company, or the provision by the Company of back-up guaranties in favor of the Simons, on approximately $111 million of such debt.

MANAGEMENT COMPANY

     The Management Company manages regional malls and community shopping centers not wholly-owned by the Operating Partnership and certain other properties and also engages in certain property development activities. Of the outstanding voting common stock of the Management Company, 95% is owned by the Simons, which will enable the Simons to control the election of the board of directors of the Management Company. The Operating Partnership owns common stock representing 80% of the value of the outstanding stock of the Management Company, all of the outstanding participating preferred stock of the Management Company and a mortgage note of the Management Company, which entitles the Company to more than 90% of the anticipated after-tax economic benefits, in the form of dividends and interest, of the Management Company. The Management Company must receive the approval of a majority of the Independent Directors in order to provide services for any property not currently managed by the Management Company unless the Company owns at least a 25% interest in such property. The Management Company has agreed with the Company that, if in the future the Company is permitted by applicable tax law and regulations to conduct any or all of the activities that are now being conducted by the Management Company, the Management Company will not compete with the Company with respect to new or renewal business of this nature.

RELATIONSHIP WITH BAYH, CONNAUGHTON & MALONE, P.C.

     During 1997, the Company engaged the Washington, D.C. law firm of Bayh, Connaughton & Malone, P.C. to provide certain legal services. Birch Bayh, a director of the Company, is a shareholder of such firm. As of April 1, 1998, such firm merged with another law firm and is now known as Oppenheimer, Wolff, Donnelly & Bayh, LLP.

OTHER TRANSACTIONS

     Phillip J. Ward, a director of the Company is the Head of Real Estate Investments for CIGNA Investments, Inc., which has, or its affiliates have, made mortgage loans to the Company or its affiliates totaling approximately $290 million. These loans are considered to be arm's length agreements.

     An affiliate of the Company is a general partner in Lakeline Developers and Lakeline Plaza Developers, both Texas general partnerships in which Dillard's, Inc. is the other general partner. Mr. William Dillard II, a member of the Company's Board of Directors, is an officer, director and shareholder of Dillard's, Inc. On January 31, 1998, Dillard's, Inc. contributed a fifteen percent (15%) interest in both Lakeline Developers and Lakeline Plaza Developers to the Operating Partnership in exchange for 191,634 Units.

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

          DEVELOPMENTS

     During 1997, the Operating Partnership opened four new Joint Venture Properties at an aggregate cost of approximately $550,000 (of which the Operating Partnership's share was approximately $206,000): Indian River Commons, an approximately 265,000 square-foot community center, which is immediately adjacent to an existing regional mall Property, opened in March of 1997; The Source, an approximately 730,000 square-foot regional mall opened in September; Grapevine Mills, a 1.2 million square-foot value-oriented super-regional mall, opened in October; and Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall, opened in November.

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

          INCOME TAXES

     The Company and certain of its subsidiaries are taxed as REITs under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification for 1994 and subsequent years. In order to maintain qualification as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. It is the intention of management to continue to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate tax rates. State income taxes were not significant in 1997, 1996, or 1995.

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

          DEBT MATURITY AND OTHER

     As of December 31, 1997, scheduled principal repayments on indebtedness were as follows:

       1998                                              $390,835
       1999                                             1,209,011
       2000                                               291,740
       2001                                               250,091
       2002                                               496,321
       Thereafter                                       2,442,335
                                                      -----------
       Total principal maturities                       5,080,333
       Net unamortized debt premiums                      (2,343)
                                                      -----------
       Total mortgages and other notes payable         $5,077,990
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

          INTEREST RATE PROTECTION AGREEMENTS

     The Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $380,379 principal amount of consolidated debt and cap LIBOR at rates ranging from 5.0% to 16.765% through the related debt's maturity. One swap arrangement, which effectively fixes the Operating Partnership's interest rate on the respective borrowings, has been entered into for $50,000 principal amount of consolidated debt, which matures September 2001. In addition, swap arrangements on an additional $148,000 of consolidated variable-rate debt were obtained in January of 1998. Costs of the caps and swaps ($7,580) are amortized over the life of the agreements. The unamortized balance of the cap and swap arrangements was $2,006 as of December 31, 1997. The Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest savings of $1,586, $2,165 and $3,528 for the years ended December 31, 1997, 1996 and 1995, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rate.

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