Form 10-Q
period 1998-03-31
SIMON DEBARTOLO GROUP INC
filed 1998-05-15
CIK 912564

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


Commission file number 1-12618


                       SIMON DeBARTOLO GROUP, INC.
         (Exact name of registrant as specified in its charter)


                  Maryland                   35-1901999
          -------------------------     -------------------
               (State or other            (I.R.S. Employer
                jurisdiction
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
          ------------------------      -------------------
            (Address of principal            (Zip Code)
             executive offices)


   Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  [x]  NO
[ ]


As of May 8, 1998, 108,946,864 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 were outstanding.

                       SIMON DeBARTOLO GROUP, INC.
                                FORM 10-Q

                                  INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets
         as of March 31, 1998 and December 31,
         1997                                              3

         Consolidated Condensed Statements of
         Operations for the three-month
         periods ended March 31, 1998 and 1997             4

         Consolidated Condensed Statements of
         Cash Flows for the three-month
         periods ended March 31, 1998 and 1997             5

         Notes to Unaudited Consolidated
         Condensed Financial Statements                    6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                           13

Part II - Other Information

    Items 1 through 6                                     19

Signatures                                                20

Balance Sheets
 Simon DeBartolo Group, Inc. Consolidated

(Dollars in thousands, except per share amounts)

                                                               March 31,     December 31,
                                                                  1998           1997
                                                            --------------  --------------
ASSETS:
Investment properties, at cost                                $6,996,960    $  6,867,354
  Less - accumulated depreciation                                501,522         461,792
                                                            --------------  --------------
                                                               6,495,438       6,405,562
Cash and cash equivalents                                        101,997         109,699
Restricted cash                                                    5,531           8,553
Tenant receivables and accrued revenue, net                      179,371         188,359
Notes and advances receivable from Management
Company and affiliate                                             97,783          93,809
Investment in partnerships and joint ventures, at equity         830,483         612,140
Investment in Management Company and affiliates                    4,963           3,192
Other investment                                                  52,113          53,785
Deferred costs and other assets                                  164,157         164,413
Minority interest                                                 24,972          23,155
                                                            --------------   -------------
Total assets                                                  $7,956,808     $ 7,662,667
                                                            ==============   =============

LIABILITIES:
Mortgages and other indebtedness                              $5,329,707     $ 5,077,990
Accounts payable and accrued expenses                            243,050         245,121
Cash distributions and losses in partnerships
and joint ventures,at equity                                      22,392          20,563
Other liabilities                                                 86,210          67,694
                                                           --------------   --------------
Total liabilities                                              5,681,359       5,411,368
                                                           --------------   --------------

COMMITMENTS AND CONTINGENCIES (Note 9)

LIMITED PARTNERS' INTEREST IN THE OPERATING PARTNERSHIP          718,264        694,437

SHAREHOLDERS' EQUITY:

Series B cumulative redeemable preferred stock,
9,200,000 shares authorized, 8,000,000 issued and outstanding    192,989        192,989

Series C cumulative redeemable preferred stock, 3,000,000 shares
authorized, issued and outstanding                               146,139        146,072

Common stock, $.0001 par value, 375,796,000 shares authorized,
  and 106,484,009 and 106,439,001 issued and outstanding,            10              10

Class B common stock, $.0001 par value, 12,000,000 shares
authorized, 3,200,000 issued and outstanding                          1               1

Class C common stock, $.0001 par value, 4,000 shares authorized, issued and outstanding

Capital in excess of par value                                 1,523,345       1,491,908
Accumulated deficit                                            (294,750)       (263,308)
Unrealized gain on long-term investment                            1,334           2,420
Unamortized restricted stock award                              (11,883)        (13,230)
                                                            --------------     -----------
Total shareholders' equity                                    1,557,185        1,556,862
                                                            --------------   --------------
Total liabilities, limited partners' interest and
shareholders' equity                                         $7,956,808      $ 7,662,667
                                                             =============   ===========


   The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share amounts)

                                                      For the Three
                                                 Months Ended March 31,
                                                      1998      1997
                                                  --------    --------

REVENUE:
Minimum rent                                      $184,460    $148,019
Overage rent                                         9,782       7,515
Tenant reimbursements                               90,160      75,823
Other income                                        15,855      11,057
                                                  --------    --------
Total revenue                                      300,257     242,414
                                                  --------    --------

EXPENSES:
Property operating                                 49,779      42,668
Depreciation and amortization                      58,305      43,354
Real estate taxes                                  30,195      24,761
Repairs and maintenance                            11,895       9,949
Advertising and promotion                           8,101       5,213
Provision for credit losses                         2,722         975
Other                                               5,593       3,788
                                                 --------    --------
Total operating expenses                          166,590     130,708
                                                 --------    --------

OPERATING INCOME                                 133,667     111,706

INTEREST EXPENSE                                  91,910      67,918
                                                --------    --------
INCOME BEFORE MINORITY INTEREST                   41,757      43,788

MINORITY INTEREST                                (1,442)     (1,484)
GAIN ON SALE OF ASSET, NET                            --          37
                                                --------    --------
INCOME BEFORE UNCONSOLIDATED ENTITIES             40,315       42,341

INCOME FROM UNCONSOLIDATED ENTITIES                4,809          721
                                               ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEMS                 45,124       43,062


EXTRAORDINARY ITEMS                                   --     (23,247)
                                                --------    --------
INCOME OF THE OPERATING PARTNERSHIP               45,124      19,815


LESS--LIMITED PARTNERS' INTEREST IN
THE OPERATING PARTNERSHIP                         13,842       5,176
                                                --------    --------
NET INCOME                                        31,282      14,639

PREFERRED DIVIDENDS                              (7,334)     (6,406)
                                                --------    --------

NET INCOME AVAILABLE TO COMMON                  $23,948     $ 8,233
SHAREHOLDERS
                                                ========    ========

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary items               $  0.22     $  0.23
Extraordinary items                                  --      (0.15)
                                               --------    --------

Net income                                      $  0.22     $  0.08
                                               ========     =======

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items               $  0.22     $  0.23
Extraordinary items                                  --       (0.15)
                                               --------    --------

Net income                                      $  0.22     $  0.08
                                               ========    ========

The accompanying notes are an integral part of these statements.

Statements of Cash Flows
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)
                                                         For the Three
                                                     Months Ended March 31,
                                                     1998            1997
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   31,282     $   14,639
Adjustments to reconcile net income to net
cash provided
  by operating activities-
Depreciation and amortization                          60,424         45,322
Extraordinary items                                        --         23,247
Gain on sale of asset, net                                 --           (37)
Limited partners' interest in Operating
Partnership                                            13,842          5,176
Straight-line rent                                    (1,676)        (1,842)
Minority interest                                       1,442          1,484
Equity in income of unconsolidated entities           (4,809)          (721)
Changes in assets and liabilities-
Tenant receivables and accrued revenue                 10,654          3,478
Deferred costs and other assets                       (3,077)        (6,238)
Accounts payable, accrued expenses and other
liabilities                                            11,390          5,009
                                                  -----------    -----------
  Net cash provided by operating activities           119,472         89,517
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                        (242,956)             --
Capital expenditures                                 (61,199)       (51,156)
Change in restricted cash                               3,022          1,688
Cash from acquisitions						    931             --
Proceeds from sale of assets                            9,280            599
Investments in unconsolidated entities                (3,644)       (29,014)
Distributions from unconsolidated entities             47,059          5,843
Investments in and advances to
 Management Company                                   (3,974)             --
                                                  -----------    -----------
Net cash used in investing activities               (251,481)       (72,040)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net                  494          2,961
Minority interest distributions, net                  (3,259)        (1,346)
Distributions to shareholders                        (62,724)       (54,137)
Distributions to limited partners                    (31,377)       (30,030)
Mortgage and other note proceeds, net of
transaction costs                                     296,995        117,958
Mortgage and other note principal payments           (75,822)       (54,246)
Other refinancing transaction                              --       (21,000)
                                                  -----------    -----------
Net cash provided by (used in) financing
activities                                            124,307       (39,840)
                                                  -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (7,702)       (22,363)

CASH AND CASH EQUIVALENTS, beginning of period        109,699         64,309

                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $  101,997     $   41,946
                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

                       SIMON DeBARTOLO GROUP, INC.

     Notes to Unaudited Consolidated Condensed Financial Statements

            (Dollars in thousands, except per share amounts)


Note 1 - Organization

     Simon DeBartolo Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On August 9, 1996, the Company acquired, through merger (the "DRC Merger"), the national shopping center business of DeBartolo Realty Corporation ("DRC"). Simon DeBartolo Group, L.P. (the "Operating Partnership") is a subsidiary partnership of the Company. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 1998, the Operating Partnership owned or held an interest in 217 income-producing properties, which consisted of 133 regional malls, 74 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls in 34 states (the "Properties"). The Operating Partnership also owned interests in one specialty retail center and two community centers under construction, an additional two community centers in the final stages of preconstruction development and seven parcels of land held for future development. In addition, the Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" - See Note 7). The Company owned 63.1% and 63.9% of the Operating Partnership as of March 31, 1998 and December 31, 1997, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.
These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto included in the Simon DeBartolo Group, Inc. Annual Report, as amended, on Form 10-K/A.

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

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 65.0% ownership interests and the investment in the Management Company are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's remaining weighted average ownership interest in the Operating Partnership for the three-month periods ended March 31, 1998 and 1997 was 63.4% and 61.4%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation. These reclassification have no impact on the net operating results previously recorded.

Note 4 - Acquisitions and Development

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87,300, which included the assumption of a $28,935 mortgage and the issuance of 1,713,016 units of ownership interest in the Operating Partnership ("Units"), valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional 15% ownership interests in Lakeline Mall and Lakeline Plaza for 191,634 Units valued at approximately $6,300. The acquisition increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 65%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300,000 unsecured revolving credit facility, which bears interest at LIBOR plus 0.65% and matures on August 27, 1998.

     Also in the first quarter of 1998, the Operating Partnership opened the approximately $13,300 Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square-foot community center. In addition, the approximately $34,000 Lakeline Plaza opened in April 1998 in Austin, Texas. The Operating Partnership owns 65% of this 381,000 square-foot community center. Each of these new community centers is adjacent to an existing regional mall in the Company's portfolio.

          Pro Forma

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. Additionally, on February 2, 1998, the Operating Partnership sold the community center for $9,550. At the completion of these transactions, the Operating Partnership now owns 100% of nine of the ten SCA properties, and a noncontrolling 50% ownership interest in the remaining property. Final adjustments to the purchase price allocation were not completed at March 31, 1998. While no material changes to the allocation are anticipated, additional changes will be recorded in 1998.

     The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of the Company as if the RPT acquisition had occurred as of January 1, 1997, and was carried forward through March 31, 1997. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the RPT acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                               Three Months
                                             Ended March 31,
                                                  1997

Revenue                                            $   279,130
                                               ===============
Net income of the Operating Partnership                 40,065
                                               ===============
Net income available to common shareholders             20,681
                                               ===============
Net income per share                               $      0.21
                                               ===============
Net income per share - assuming dilution           $      0.21
                                               ===============
Weighted average number of shares of common
stock outstanding                                   98,507,188
                                               ===============
Weighted average number of shares of common
stock outstanding - assuming dilution               98,904,107

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1998 was $80,690, as compared to $60,701 for the same period in 1997. All accrued distributions had been paid as of March 31, 1998 and December 31, 1997. See Notes 4 and 9 for information about non-cash transactions during the three months ended March 31, 1998.

Note 6 - Per Share Data

     In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares of common stock used in the computation for the three-month periods ended March 31, 1998 and 1997 was 109,684,252 and 96,972,858, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended March 31, 1998 and 1997 was 110,071,399 and 97,369,777,
respectively. Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances and therefore are not dilutive. The Company's 4,000,000 shares of Series A preferred stock have not been considered in the computations of diluted earnings per share for any of the periods presented, as they did not have a dilutive effect. On November 11, 1997 these shares were converted into 3,809,523 shares of common stock of the Company. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Company is due entirely to the effect of outstanding options under the Company's Employee Plan and Director Plan. Basic and diluted earnings were the same for all periods presented.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     In March 1998, the Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the Operating Partnership. The Operating Partnership applied the distribution agaisnt its investment in The Source.

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                          March 31,    December 31,
BALANCE SHEETS                              1998           1997
                                          ----------   ------------
Assets:
  Investment properties at cost, net      $3,863,127    $ 2,880,094
  Cash and cash equivalents                  102,210        101,582
  Tenant receivables                          97,379         87,008
  Other assets                                69,585         71,548
                                          ----------   ------------
          Total assets                    $4,132,301    $ 3,140,232
                                          ==========    ===========
Liabilities and Partners' Equity:
  Mortgages and other indebtedness        $2,406,893    $ 1,888,512
  Accounts payable, accrued expenses
and other liabilities                        209,118        212,543
                                          ----------    -----------
          Total liabilities                2,616,011      2,101,055
  Partners' equity                         1,516,290      1,039,177
                                          ----------     ----------
          Total liabilities and
partners' equity                          $4,132,301    $ 3,140,232

                                          ==========     ==========
The Operating Partnership's Share of:
  Total assets                            $1,549,638    $ 1,082,232
                                          ==========    ===========
  Partners' equity                        $  513,802   $    297,866
  Add: Excess Investment (See below)         294,289        293,711
                                          ----------   ------------
  Operating Partnership's net
Investment in Joint Ventures              $  808,091   $    591,577
                                          ==========    ===========

                                          For the three months ended
                                                   March 31,
STATEMENTS OF OPERATIONS                     1998          1997
                                            ---------      ---------
Revenue:
  Minimum rent                               $ 90,681       $ 52,455
  Overage rent                                  2,822          1,691
  Tenant reimbursements                        41,876         25,232
  Other income                                  5,686          1,697
                                            ---------      ---------
     Total revenue                            141,065         81,075

Operating Expenses:
  Operating expenses and other                 50,637         30,794
  Depreciation and amortization                29,790         17,999

                                           ----------  -------------
     Total operating expenses                  80,427         48,793

                                           ----------  -------------
Operating Income                               60,638         32,282
Interest Expense                               38,677         21,089
Extraordinary Losses                               --            858
                                           ----------  -------------
Net Income                                     21,961         10,335
Third Party Investors' Share of Net
Income                                         16,823          7,037
                                           ----------   ------------
The Operating Partnership's Share of Net
Income                                      $   5,138       $  3,298
Amortization of Excess Investment (See
below)                                        (1,985)        (2,907)
                                           ----------  -------------
Income from Unconsolidated Entities         $   3,153      $     391

     As of March 31, 1998 and December 31, 1997, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $294,289 and $293,711, respectively. This Excess Investment, which resulted primarily from the DRC Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended March 31, 1998 and March 31, 1997 was $1,985 and $2,907, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property and 35 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties.
The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $1,656 and $330 for the three-month periods ended March 31, 1998 and 1997, respectively.

Note 8 - Debt

     On February 28, 1998, the Operating Partnership obtained an additional unsecured revolving credit facility in the amount of $300,000 primarily for the purpose of funding the acquisition of the IBM
Properties. This new credit facility has an interest rate of LIBOR plus 0.65% and matures on August 27, 1998. The Operating Partnership drew $242,000 on this facility during 1998 to fund the acquisition. On March 31, 1998, $212,000 remained outstanding.

     At March 31, 1998, the Operating Partnership had consolidated debt of $5,329,707, of which $3,482,539 was fixed-rate debt and $1,847,168 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1998 and December 31, 1997 was $1,011,159 and $770,776, respectively.
As of March 31, 1998 and December 31, 1997, the Operating Partnership had interest-rate protection agreements related to $579,583 and $380,379 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, consolidated interest savings were $193 and $613 for the three months ended March 31, 1998 and 1997, respectively.

Note 9 - Shareholders' Equity

     The following table summarizes the changes in the Company's shareholders' equity since December 31, 1997.

                                                 Unrealized
                                                Gain/(Loss)    Capital in               Unamortized      Total
                           Preferred   Common   on Investment  Excess of   Accumulated   Restricted    Shareholders'
                             Stock     Stock        (1)        Par Value     Deficit    Stock Award      Equity

Balance at
 December 31, 1997          $339,061   $ 11       $ 2,420      $1,491,908   $(263,308)   $(13,230)    $  1,556,862


Stock options exercised
(20,487 shares)
                                                                      494                                      494

Other common stock issued,
net
(31,021 shares)                                                     1,045                                    1,045

Amortization of stock
incentive                                                                                   1,347            1,347

Adjustment to the limited
partners' interest in the
Operating Partnership

                                                                   29,965                                   29,965

Distributions                                                               (62,724)                      (62,724)

Other                             67                                            (67)                            --

                            --------  -------   -------------  ----------  -----------   ---------    -------------

Subtotal                     339,128      11           2,420    1,523,412    (326,099)    (11,883)       1,526,989

Comprehensive Income:

Unrealized loss on
investment (1)                                       (1,086)                                               (1,086)

Net income                                                                     31,282                       31,282

                            --------  -------   -------------  ---------- ------------  ---------     -------------
Total Comprehensive Income                           (1,086)                   31,282                       30,196
                            --------  -------   -------------  ---------- ------------  ---------     -------------

Balance at
  March 31, 1998          $ 339,128     $ 11        $ 1,334   $1,523,412   $(294,817)   $(11,883)       $1,557,185
                            ========  =======   =============  ========== ============  =========     =============


(1) Amounts consist of the Company's pro rata share of the unrealized gain or loss resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc., a publicly traded REIT, which the Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.

     Stock Incentive Programs

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of DRC's stock incentive program (the "DRC Plan"). As of March 31, 1998, 791,053 shares of common stock of the Company, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. An additional 492,478 shares were awarded in April 1998 relating to 1997 performance. Approximately $1,347 and $1,505 relating to these programs were amortized in the three-month periods ended March 31, 1998 and 1997, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

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

Note 11 - Proposed Merger with Corporate Property Investors

     On February 19, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed during the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

Note 12 - Subsequent Events

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17,176. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; changes in the real estate and retailing markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     Overview

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. On February 2, 1998, the Operating Partnership sold the community center for $9.6 million. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of nine of the ten SCA properties, and 50% of the remaining property.

     In addition, the following Property opening and ownership acquisitions (the "Property Transactions"), collectively, had a significant impact on the Operating Partnership's Statements of Operations in the comparative periods. On August 29, 1997, the Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the Operating Partnership acquired 100% of The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, the Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. (See "Liquidity and Capital Resources" for additional information regarding the Cordova Mall acquisition.)


     Results of Operations

For the Three Months Ended March 31, 1998 vs. the Three Months Ended March 31, 1997

     Total revenue increased $57.8 million or 23.9% for the three months ended March 31, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($36.4 million) and the Property Transactions ($10.5 million). Also included in this increase is consolidated revenues of approximately $3.5 million realized from marketing initiatives throughout the portfolio from the Company's new strategic marketing division, Simon Brand Ventures ("SBV"). Excluding the RPT acquisition and the Property Transactions, total revenues increased $10.9 million, primarily due to a $6.2 million increase in minimum rent and a $4.1 million increase in other income. The minimum rent increase results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents and approximately $1.8 million from SBV. The increase in other income includes $1.7 million from SBV and a $1.5 million increase in interest income.

     Total operating expenses increased $35.9 million, or 27.5%, for the three months ended March 31, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($20.3 million) and the Property Transactions ($5.8 million). Excluding these transactions, total operating expenses increased $9.8 million, primarily due to a $6.0 million increase in depreciation and amortization and a $1.7 million increase in advertising and promotion.

     Interest expense increased $24.0 million, or 35.3% for the three months ended March 31, 1998, as compared to the same period in 1997. This increase is primarily as a result of the RPT acquisition ($18.7 million) and the Property Transactions ($4.6 million).

     Income (loss) from unconsolidated entities increased from $0.7 million in 1997 to $4.8 million in 1998, resulting from an increase in the Operating Partnership's share of income from partnerships and joint ventures ($2.8 million), and an increase in its share of income from the Management Company ($1.3 million). The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the unconsolidated joint-venture Properties opened or acquired since March 31, 1997 ($2.5 million). The increase in Management Company income includes an increase in net income realized under the Management Company's construction business ($1.5 million).

     The loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and the write-off of mortgage costs associated with these loans.

     Income of the Operating Partnership was $45.1 million for the three months ended March 31, 1998, as compared to $19.8 million for the same period in 1997, reflecting an increase of $25.3 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Liquidity and Capital Resources

     As of March 31, 1998, the Operating Partnership's balance of unrestricted cash and cash equivalents was $102.0 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") and an additional $300 million unsecured revolving credit facility which had a combined $344.8 million available after outstanding borrowings and letters of credit at March 31, 1998. The Company and the Operating Partnership also have access to public equity and debt markets. The Company has an equity shelf registration statement currently effective, under which $950 million in equity securities may be issued. The Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

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

     Sensitivity Analysis.

       The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments is dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $14.9 million per year, and would decrease the fair value of debt by approximately $510 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.4 million per year, and would increase the fair value of debt by approximately $690 million.

     Financing and Debt

     At March 31, 1998, the Operating Partnership had consolidated debt of $5,329.7 million, of which $3,482.5 million is fixed-rate debt bearing interest at a weighted average rate of 7.46% and $1,847.2 million is variable-rate debt bearing interest at a weighted average rate of 6.52%. As of March 31, 1998, the Operating Partnership had interest rate protection agreements related to $542.4 million of consolidated variable-rate debt. The Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $0.2 million and $0.6 million for the three months ended March 31, 1998 and 1997, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rates.

     Scheduled principal payments of consolidated indebtedness over the next five years is $2,892.2 million, with $2,439.8 million thereafter, which excludes the $2.3 million net discount on indebtedness. The Company's ratio of consolidated debt-to-market capitalization was 45.8% and 46.0% at March 31, 1998 and December 31, 1997, respectively.

     Acquisitions and Dispositions

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, and amounts available under the Credit Facility, together with the net proceeds of public and private offerings of debt and equity securities are sufficient to finance likely acquisitions. No assurance can be given that the Company will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87.3 million, which included the assumption of a $28.9 million mortgage and 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional 15% ownership interests in Lakeline Mall and Lakeline Plaza for Units valued at approximately $6.3 million. The acquisition increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 65%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with Macerich, acquired a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA at a purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.65% and matures on August 27, 1998.

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17.2 million. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

     Portfolio Restructuring. As part of the Operating Partnership's long-term strategic plan, management is evaluating the potential sale of the Operating Partnership's non-retail holdings, along with a number of retail assets that are no longer aligned with the Operating Partnership's strategic criteria.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     During the first quarter of 1998, the Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square foot community center. In addition, the approximately $34 million Lakeline Plaza opened in April 1998 in Austin, Texas. The Operating Partnership owns 65% of this 381,000 square-foot community center. Each of these new community centers is adjacent to an existing regional mall in the Company's portfolio.

     Construction continues on the following development projects: The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October 1998 in South Miami, Florida and Concord Mills, an approximately $218 million, 50%- owned value-oriented super regional mall project, is scheduled to open in the fall of 1999 in Concord (Charlotte), North Carolina.

     In addition, the Operating Partnership is in the final stages of predevelopment on Houston Premium Outlets in Houston, Texas and The Shops at North East Plaza in Hurst, Texas. Houston Premium Outlets is the Operating Partnership's first project in its joint venture partnership with Chelsea GCA to develop premium manufacturers' outlet shopping centers. This 50%-owned 462,000 square foot center is scheduled to begin construction in June 1998 and open in July 1999. The Shops at North East Plaza is a 359,000 square-foot community center project adjacent to North East Mall. This wholly-owned project is scheduled to begin construction this summer, with a fall 1999 opening date.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1998 is approximately $415 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The Operating Partnership currently has 23 expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1998 completion dates. Included in consolidated investment properties at March 31, 1998 is approximately $200 million of construction in progress, with another $145 million in the unconsolidated joint venture investment properties.

     Distributions. On January 23, 1998, the Company declared a distribution of $0.5050 per share of common stock payable on February 20, 1998, to shareholders of record on February 6, 1998. Additionally, on April 23, 1998, the Company declared a distribution of $0.5050 per share of common stock payable on May 22, 1998, to shareholders of record on May 8, 1998. The current annual distribution rate is $2.02 per share of common stock. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $0.5469 per Series B preferred share and $0.9863 per Series C preferred share were paid during the first three months of 1998.

     Investing and Financing Activities

     In March 1998, the Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the Operating Partnership. The Operating Partnership applied the distribution against its investment in The Source.

     Cash used in investing activities for the three months ended March 31, 1998 of $251.5 million is primarily the result of acquisitions of $243.0 million and $61.2 million of capital expenditures, partially offset by the net proceeds from the sale of the SCA community center of $9.3 million and net distributions from unconsolidated entities of $43.4 million, which is primarily $33.4 million from The Source transactions described above. Acquisitions include $240.3 million for the acquisition of the IBM Properties and $2.7 million for the acquisition of Cordova Mall. Capital expenditures include development costs of $15.0 million, including $9.5 million at The Shops at Sunset Place and $2.2 million at Muncie Plaza. Also included in capital expenditures is renovation and expansion costs of approximately $36.1 million, including $10.3 million, $5.5 million, $3.4 million, and $2.4 million at Prien Lake Mall, Port Charlotte Town Center, Richardson Square and Richmond Town Square, respectively, and tenant costs and other operational capital expenditures of approximately $11.2 million.

     Cash flows from financing activities for the three months ended March 31, 1998 includes distributions of $94.1 million and net borrowings of $221.2 million primarily used to fund 1998 acquisition and development activity.

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

     Total EBITDA for the Properties increased from $205.3 million for the three months ended March 31, 1997 to $282.4 million for the same period in 1998, representing a 37.6% increase. This increase is primarily attributable to the RPT acquisition ($22.5 million) and the other Properties opened or acquired during 1997 and 1998 ($38.7 million). During this period operating profit margin increased from 63.5% to 64.0%. Excluding the newly opened or acquired Properties, operating profit margin would also be 64.0%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                                      For the Three Months
                                         Ended March 31,
                                         1998      1997
                                        -------   ------
(In thousands)
FFO of the Operating Partnership       $108,907   $ 87,939
                                       ========   ========
Reconciliation:
Income of the Operating Partnership
before extraordinary items             $ 45,124   $ 43,062
Plus:
Depreciation and amortization from
consolidated Properties                  58,079     43,312
The Operating Partnership's share of
depreciation and amortization from
unconsolidated affiliates                14,804      8,858
Less:
Gain on the sale of real estate              --       (37)
Minority interest portion of
depreciation and amortization           (1,766)      (850)
Preferred dividends                     (7,334)    (6,406)

                                       --------   --------
FFO of the Operating Partnership       $108,907   $ 87,939
                                       ========   ========
FFO allocable to the Company           $ 69,015   $ 53,992
                                       ========   ========


     Portfolio Data

     The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopments. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1998 compared to the same period in 1997, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased $623 million or 43.6% from $1,428 million to $2,051 million, primarily as a result of the RPT acquisition, the IBM Properties and other Property additions to the portfolio ($591 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 84.3% at March 31, 1997, to 86.1% at March 31, 1998. Occupancy levels for value-oriented super-regional malls was 94.6% at March 31, 1998. Occupancy levels for community shopping centers decreased from 91.7% at March 31, 1997, to 90.6% at March 31, 1998. Owned GLA has increased 18.6 million square feet from March 31, 1997, to March 31, 1998, primarily as a result of the RPT acquisition, the IBM Properties, the acquisitions of Cordova Mall, Dadeland Mall, The Fashion Center at Keystone at the Crossing and the 1997 Property openings.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 10.1%, from $20.84 at March 31, 1997 to $22.95 for the same period in 1998. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.20 at March 31, 1998 and average base rents of Owned GLA in the community shopping centers decreased 3.6%, from $7.72 at March 31, 1997 to $7.44 for the same period in 1998.

     Inflation

     Inflation has remained relatively low during the past few years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.
     However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

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

Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               Two Forms 8-K were filed during the current period.

                    On February 24, 1998 under Item 5 - Other Events,
               the Company announced that it had entered into an Agreement and Plan of Merger with CPI and described the proposed terms of the transaction. In addition, under
               Item 7 - Financial Statements and Exhibits, the Company included, as exhibits, the Agreement and Plan of Merger and a press release announcing the proposed transaction.

                    On March 30, 1998 under Item 5 - Other Events, the
               Company reported that it made available additional ownership and operational information concerning the Company, the Operating Partnership, and the Properties owned or managed as of March 31, 1998, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIMON DEBARTOLO GROUP, INC.


Date: May 15, 1998                           /s/ John Dahl
                                             ====================
                                             John Dahl,
                                             Senior Vice President and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)