Form 10-K/A
period 1997-12-31
SIMON DEBARTOLO GROUP INC
filed 1998-07-21
CIK 912564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

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

                      Documents Incorporated By Reference

NONE.

Simon DeBartolo Group, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include supplementary disclosure to the funds from operations discussion on page 45, footnotes 4 and 11 of the consolidated financial statements on pages 69 and 81, respectively, and the Notes to Schedule III on page 91.

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

     FUNDS FROM OPERATIONS ("FFO")

     FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Company. The Operating Partnership's method of calculating FFO may be different from the methods used by other REITS.
FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Company's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Company's liquidity. In March 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income in arriving at FFO. This modification was adopted by the Company beginning in 1996. Additionally the FFO for prior periods has been restated to reflect the modification in order to make the amounts comparative. Under the previous definition, FFO for the year ended December 31, 1995 was $208.3 million.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          INVESTMENT PROPERTIES

     Investment Properties are recorded at cost (predecessor cost for Properties acquired from Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons")). Investment Properties for financial reporting purposes are reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated fair value will be charged to income. The Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements.

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

     The fair value at date of grant for options granted during the years ended December 31, 1997, 1996 and 1995 was $3.18, $2.13 and $2.06 per option, respectively. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           December 31,
                           --------------------------------------------
                               1997            1996            1995
                           ------------    ------------    ------------
Expected Volatility           17.63%          17.48%          17.86%
Risk-Free Interest Rate        6.82%          6.63%           6.82%
Dividend Yield                 6.9%            7.5%            7.9%
Expected Life                10 years        10 years        10 years

     The weighted average remaining contract life for options outstanding as of December 31, 1997 was 6.1 years.

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
                          ========== ==========  ========== ======= ======== ========== ========== ==========  ========

                          SIMON DEBARTOLO GROUP, INC.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                     1997            1996         1995

Balance, beginning of year         $5,273,465      $2,143,925  $1,887,122
Acquisitions                        1,238,909       2,843,287      32,547
Improvements                          312,558         224,605      73,097
Disposals                            (10,867)        (19,579)     (12,722)
Consolidation                              --          81,227     163,881
Balance, close of year             $6,814,065      $5,273,465  $2,143,925

     The aggregate net book value for federal income tax purposes as of December 31, 1997 was $4,745,605.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                         1997        1996         1995

Balance, beginning of year              $270,637     $147,341   $ 68,222
Carryover of minority partners'
interest in accumulated
depreciation of DeBartolo
Properties                                    --       13,505         --
Depreciation expense                     183,357      120,565     79,126
Disposals                                 (5,641)     (10,774)        (7)
Balance, close of year                  $448,353     $270,637   $147,341


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