Form 10-Q
period 1998-06-30
SIMON DEBARTOLO GROUP INC
filed 1998-08-14
CIK 912564

21


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


Commission file number 1-12618


                       SIMON DeBARTOLO GROUP, INC.
         (Exact name of registrant as specified in its charter)


                Maryland                       35-1901999
      (State or other jurisdiction          (I.R.S. Employer
           of incorporation or            Identification No.)
              organization)

       115 West Washington Street
          Indianapolis, Indiana                  46204
     (Address of principal executive           (Zip Code)
                offices)


   Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  [x]  NO
[ ]


As of August 11 , 1998, 110,508,997 shares of common stock, par value $0.0001 per share, 3,200,000 shares of Class B common stock, par value $0.0001 per share and 4,000 shares of Class C common stock, par value $0.0001 were outstanding.
<Page 01>

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share amounts)

                                                 June 30,   December 31,
                                                   1998          1997
ASSETS:
Investment properties, at cost                  $7,063,621    $6,867,354
  Less - accumulated depreciation                  558,504       461,792
                                                 ---------     ---------
                                                 6,505,117     6,405,562
Cash and cash equivalents                          103,365       109,699
Restricted cash                                      5,962         8,553
Tenant receivables and accrued revenue, net        189,344       188,359
Notes and advances receivable from Management
Company and affiliate                              110,854        93,809
Investment in partnerships and joint ventures,
at equity                                          760,450       612,140
Investment in Management Company and affiliates          0         3,192
Other investment                                    56,338        53,785

Deferred costs and other assets                    175,500       164,413
Minority interest                                   25,885        23,155
                                                 ---------   -----------
Total assets                                    $7,932,815    $7,662,667
                                                 =========  ============

LIABILITIES:
Mortgages and other indebtedness                $5,228,015    $5,077,990
Accounts payable and accrued expenses              247,680       245,121
Cash distributions and losses in partnerships
and joint ventures, at equity                       23,870        20,563
Investment in Management Company and affiliates        973             0
Other liabilities                                   82,059        67,694
                                                ----------   -----------
Total liabilities                                5,582,597     5,411,368
                                                 ---------    ----------

COMMITMENTS AND CONTINGENCIES (Note 10)

LIMITED PARTNERS' INTEREST IN THE OPERATING
PARTNERSHIP                                        734,554       694,437

SHAREHOLDERS' EQUITY:

Series B cumulative redeemable preferred stock,
9,200,000 shares authorized, 8,000,000 issued
and outstanding                                    192,989       192,989

Series C cumulative redeemable preferred stock,
3,000,000 shares authorized, issued and
outstanding                                        146,206       146,072

Common stock, $.0001 par value, 375,796,000
shares authorized, and 110,474,134 and
106,439,001 issued and outstanding,
respectively                                            11            10

Class B common stock, $.0001 par value,
12,000,000 shares authorized, 3,200,000 issued
and outstanding                                          1             1

Class C common stock, $.0001 par value, 4,000
shares authorized, issued and outstanding                0             0


Capital in excess of par value                   1,620,877     1,491,908
Accumulated deficit                              (323,923)     (263,308)
Unrealized gain on long-term investment              4,051         2,420
Unamortized restricted stock award                (24,548)      (13,230)
                                                 ---------   -----------
Total shareholders' equity                       1,615,664     1,556,862
                                                ----------    ----------
Total liabilities, limited partners' interest
and shareholders' equity                        $7,932,815    $7,662,667
                                                ==========  ============



The accompanying notes are an integral part of these statements.

<Page 02>
SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share amounts)
                                  For the Three Months   For the Six Months
                                        Ended                 Ended
                                       June 30,              June 30,
                                    1998      1997       1998        1997

REVENUE:
Minimum rent                     $186,474   $149,354  $370,934    $297,373
Overage rent                       10,701     10,049    20,483      17,564
Tenant reimbursemes                91,811     74,208   181,971     150,031
Other income                       21,389     11,444    37,244      22,501
Total revenue                     310,375    245,055   610,632     487,469

EXPENSES:
Property operating                 50,479     41,357   100,258      84,025
Depreciation and amortization      58,313     44,129   116,618      87,483
Real estate taxes                  28,764     24,589    58,959      49,350
Repairs and maintenance            11,655      7,597    23,550      17,546
Advertising and promotion           8,621      6,687    16,722      11,900
Provision for credit losses           733      1,850     3,455       2,825
Other                               6,584      4,391    12,177       8,179
Total operating expenses          165,149    130,600   331,739     261,308

OPERATING INCOME                  145,226    114,455   278,893     226,161

INTEREST EXPENSE                   92,510     67,076   184,420     134,994
INCOME BEFORE MINORITY INTEREST    52,716     47,379    94,473      91,167

MINORITY INTEREST                  (2,154)      (741)   (3,596)     (2,225)
GAINS (LOSSES) ON SALES OF ASSETS  (7,219)       (17)   (7,219)          20
INCOME BEFORE UNCONSOLIDATED
ENTITIES                            43,343     46,621    83,658      88,962

INCOME FROM UNCONSOLIDATED ENTITIES    171      1,792     4,980       2,513
INCOME BEFORE EXTRAORDINARY ITEMS   43,514     48,413    88,638      91,475

EXTRAORDINARY ITEMS                  7,024    (1,467)     7,024    (24,714)
INCOME OF THE OPERATING PARTNERSHIP 50,538     46,946    95,662      66,761

LESS--LIMITED PARTNERS' INTEREST IN
THE OPERATING PARTNERSHIP           15,737     15,588    29,579      20,764
NET INCOME                          34,801     31,358    66,083      45,997

PREFERRED DIVIDENDS                (7,334)    (6,407)  (14,668)    (12,813)

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                       $27,467    $24,951   $51,415     $33,184

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary items    $0.21      $0.27     $0.42       $0.50
Extraordinary items
                                      0.04     (0.01)      0.04      (0.16)
Net income                           $0.25      $0.26     $0.46       $0.34

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items    $0.21      $0.27     $0.42       $0.50
Extraordinary items                   0.04     (0.01)      0.04      (0.16)
Net income                           $0.25      $0.26     $0.46       $0.34


The accompanying notes are an integral part of these statements.
<Page 03>

SIMON DeBARTOLO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)
                                      For the Six Months Ended June 30,
                                             1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $66,083           $45,997
Adjustments to reconcile net income to
net cash provided
  by operating activities-
Depreciation and amortization                120,915            90,961
Extraordinary items                          (7,024)            24,714
(Gains) losses on sales of assets, net         7,219              (20)
Limited partners' interest in
Operating Partnership                         29,579            20,764
Straight-line rent                           (4,091)           (3,461)
Minority interest                              3,596             2,225
Equity in income of unconsolidated
entities                                     (4,980)           (2,513)
Changes in assets and liabilities-
Tenant receivables and accrued revenue         4,517             7,104
Deferred costs and other assets              (1,866)           (8,370)
Accounts payable, accrued expenses and
other liabilities                              1,235           (5,347)
                                         -------------    --------------
Net cash provided by operating
activities                                   215,183           172,054
                                          ------------   ---------------
<Page 04>
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                               (245,296)                 0
Capital expenditures                       (126,897)         (142,327)
Change in restricted cash                      2,591          (27,304)
Cash from acquisitions                         4,387                 0
Net proceeds from sales of assets             46,087               599
Investments in unconsolidated entities      (23,599)          (25,130)
Distributions from unconsolidated
entities                                     130,471            19,211
Investments in and advances to
Management Company                          (17,045)            14,757
Other investing activity                           0          (55,400)
                                         -------------  ----------------
Net cash used in investing activities      (229,301)         (245,108)
                                         -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock,
net                                           92,350             5,920
Minority interest distributions, net         (6,326)           (1,792)
Distributions to shareholders              (126,698)         (109,824)
Distributions to limited partners           (63,727)          (60,822)
Mortgage and other note proceeds, net
of transaction costs                       1,485,545           590,798
Mortgage and other note principal
payments                                 (1,373,360)         (349,589)
Other refinancing transaction                      0          (21,000)
                                         -------------    --------------
Net cash provided by financing
activities                                     7,784            53,691
                                         -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS        (6,334)          (19,363)

CASH AND CASH EQUIVALENTS, beginning
of period                                    109,699            64,309

                                          ------------    --------------
CASH AND CASH EQUIVALENTS, end of
period                                      $103,365           $44,946
                                           ===========    ==============


The accompanying notes are an integral part of these statements.
<Page 05>



                       SIMON DeBARTOLO GROUP, INC.

     Notes to Unaudited Consolidated Condensed Financial Statements

            (Dollars in thousands, except per share amounts)


Note 1 - Organization

     Simon DeBartolo Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Simon DeBartolo Group, L.P.
(the "Operating Partnership") is a subsidiary partnership of the Company. The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1998, the Operating
Partnership owned or held an interest in 216 income-producing properties, which consisted of 131 regional malls, 75 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls in 34 states (the
"Properties"). The Operating Partnership also owned interests in one specialty retail center and one value-oriented super-regional mall under construction, an additional two community centers in the final stages of preconstruction development and eight parcels of land held for future development. In addition, the Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the
"Management Company" - See Note 7). The Operating Partnership also holds substantially all of the economic interest in, and the Management
Company holds substantially all of the voting stock of, DeBartolo
Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties. The Company owned
63.9% of the Operating Partnership at both June 30, 1998 and December
31, 1997.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto included in the Simon DeBartolo Group, Inc. Annual Report, as amended, on Form 10-K/A .
<Page 06>
     The accompanying consolidated condensed financial statements of the Company include all accounts of the Company, its wholly-owned qualified
REIT subsidiaries, the Operating Partnership and the Operating
Partnership's subsidiaries. All significant intercompany amounts have been eliminated. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Company's assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 75.0% ownership interests and the investment in the Management Company are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's remaining weighted average ownership interest in the Operating Partnership for the three-month periods ended
June 30, 1998 and 1997 was 63.6% and 61.5%, respectively. The Company's remaining weighted average ownership interest in the Operating
Partnership for the six-month periods ended June 30, 1998 and 1997 was 63.5% and 61.5%, respectively.
<Page 07>
Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation. These reclassifications have no impact on the net operating results previously recorded.

Note 4 - Acquisitions and Development

     On January 26, 1998, the Operating Partnership acquired Cordova
Mall in Pensacola, Florida for approximately $87,300, which included the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 units of ownership interest in the Operating
Partnership ("Units"), valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional
15% ownership interests in Lakeline Mall and Lakeline Plaza for 191,634
Units valued at approximately $6,300. On April 30, 1998 the Operating
Partnership acquired additional 10% ownership interests in Lakeline Mall and Lakeline Plaza for 127,756 Units valued at approximately $4,200. On
July 31, 1998, the Operating Partnership acquired additional 5%
ownership interests in both Lakeline Mall and Lakeline Plaza for $2,100 in cash. These acquisitions increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 80%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM
Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as noncontrolling
50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300,000 unsecured revolving credit facility, which bore interest at LIBOR plus
0.65% and had a maturity of August 27, 1998. This facility was subsequently retired as described in Note 8.

     In March of 1998, the Operating Partnership opened the approximately $13,300 Muncie Plaza in Muncie, Indiana. The Operating
Partnership owns 100% of this 196,000 square-foot community center. In addition, phase I of the approximately $34,000 Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in the Company's portfolio.

     On April 15, 1998, the Operating Partnership purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255. This 134,000 square-foot community center is in Buffalo Grove, Illinois.
<Page 08>
     Effective May 5, 1998, in a series of transactions, the Operating
Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17,176. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

     Effective June 1, 1998, the Operating Partnership sold The
Promenade for $33,500. The sale has been accounted for as an adjustment to the allocation of the purchase price for the SCA Properties (See below). Effective
June 30, 1998, the Operating Partnership sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

     On June 4, 1998, the Operating Partnership, Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, and Harvard
Private Capital Group ("Harvard") announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A.
("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. The Operating Partnership, and its affiliated Management Company have contributed $15,000 of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37,500 over the next 12 to 18 months. The agreement with BEG is structured to allow the Operating Partnership, Argo II and Harvard to collectively acquire a controlling interest in BEG over time.

     Pro Forma

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of
Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA
Properties"). Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA Properties to a third party for similar interests in two other SCA Properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven Properties.
Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA Properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. Additionally, on February 2, 1998, the
Operating Partnership sold the community center for $9,550. Also in 1998, as described above, the Operating Partnership sold The Promenade, another SCA Property. At the completion of these transactions, the Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. Final adjustments to the purchase price allocation were not completed at June
30, 1998. While no material changes to the allocation are anticipated, additional changes will be recorded in 1998.

     The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of the Company as if the RPT acquisition had occurred as of January 1, 1997, and was carried forward through June 30, 1997.
Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the RPT acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.
<Page 09>
                                             Six Months Ended June 30, 1997

Revenue                                               $   558,532
                                                ========================
Net income of the Operating Partnership               $    85,038
                                                ========================
Net income available to common shareholders           $    44,425
                                                ========================
Net income per share                                  $      0.45
                                                ========================
Net income per share - assuming dilution              $      0.45
                                                ========================
Weighted average number of shares of common
stock outstanding                                      98,782,357
                                                ========================
Weighted average number of shares of common
stock outstanding - assuming dilution                  99,157,613

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1998 was $186,614, as compared to $132,889 for the same period in 1997. All accrued distributions had been paid as of June
30, 1998 and December 31, 1997. See Notes 4 and 9 for information about non-cash transactions during the six months ended June 30, 1998.

Note 6 - Per Share Data

     In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and diluted earnings per share is based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. The weighted average number of shares of common stock used in the computation for the three-month periods ended June 30, 1998 and 1997 was 111,954,695 and 97,520,174, respectively. The weighted average number of shares of common stock used in the computation for the six-month periods ended June 30, 1998 and 1997 was 110,825,745 and 97,248,027, respectively. The diluted weighted average number of shares used in the computation for the three-month periods ended June 30, 1998 and 1997 was 112,381,667 and 97,363,839, respectively. The diluted weighted average number of shares used in the computation for the six-month periods ended
June 30, 1998 and 1997 was 111,214,946 and 97,623,283, respectively.
<Page 10>
     Units held by limited partners in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances and therefore are not dilutive. The
Company's 4,000,000 shares of Series A preferred stock have not been considered in the computations of diluted earnings per share for any of the periods presented, as they did not have a dilutive effect. On
November 11, 1997 these shares were converted into 3,809,523 shares of common stock of the Company. Accordingly, the increase in weighted average shares outstanding under the diluted method over the basic method in every period presented for the Company is due entirely to the effect of outstanding options under the Company's Employee Plan and Director Plan. Basic and diluted earnings were the same for all periods presented.
<Page 11>
Note 7 - Investment in Unconsolidated Entities

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

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                              June 30,       December 31,
BALANCE SHEETS                                  1998             1997
Assets:
  Investment properties at cost, net       $ 3,838,289       $ 2,880,094
  Cash and cash equivalents                     94,019           101,582
  Tenant receivables                            98,891            87,008
  Other assets                                  91,976            71,548
                                          ------------    --------------
          Total assets                     $ 4,123,175       $ 3,140,232

                                          ============    ==============
Liabilities and Partners' Equity:
  Mortgages and other indebtedness         $ 2,487,967       $ 1,888,512
  Accounts payable, accrued expenses and
other liabilities                              187,562           212,543
                                          ------------     -------------
          Total liabilities                  2,675,529         2,101,055
  Partners' equity                           1,447,646         1,039,177
                                          ------------    --------------
 Total liabilities and partners' equity    $ 4,123,175       $ 3,140,232

                                           ============    ==============
The Operating Partnership's Share of:
  Total assets                             $ 1,537,286       $ 1,082,232
                                          ============    ==============
  Partners' equity                        $    444,197      $    297,866
  Add: Excess Investment (See below)           292,383           293,711
                                          ------------     -------------
  The Operating Partnership's Net
Investment in Joint Ventures              $    736,580      $    591,577
<Page 12>
                                      For the three      For the six months
                                      months ended              ended
                                        June 30,              June 30,

STATEMENTS OF OPERATIONS             1998        1997       1998       1997

Revenue:
  Minimum rent                     $106,881   $ 53,749   $197,562   $106,204
  Overage rent                        4,988      1,623      7,810      3,314
  Tenant reimbursements              44,782     24,346     86,658     49,578
  Other income                        5,534      5,666     11,220      7,363
                                   --------   --------   --------   --------
     Total revenue                  162,185     85,384    303,250    166,459

Operating Expenses:
  Operating expenses and other       56,866     30,121    107,503     60,915
  Depreciation and amortization      31,835     17,062     61,625     35,061

     Total operating expenses        88,701     47,183    169,128     95,976

Operating Income                     73,484     38,201    134,122     70,483
Interest Expense                     46,501     20,489     85,178     41,578
Extraordinary Losses                     42        324         42      1,182
                                   --------   --------   --------   --------
Net Income                           26,941     17,388     48,902     27,723
Third Party Investors' Share of
Net Income                           17,207     13,340     34,030     20,377
                                   --------   --------   --------   --------
The Operating Partnership's
Share of Net Income                $  9,734   $  4,048   $ 14,872   $  7,346
Amortization of Excess
Investment (See below)              (3,417)    (3,062)    (5,402)    (5,969)
                                   ========   ========   ========   ========
Income from Unconsolidated
Entities                           $  6,317    $   986   $  9,470   $  1,377

     As of June 30, 1998 and December 31, 1997, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures
("Excess Investment") was $292,383 and $293,711, respectively. This
Excess Investment, which resulted primarily from the Company's August 9, 1996 acquisition, through merger (the "DRC Merger"), of the national shopping center business of DeBartolo Realty Corporation ("DRC"), is being amortized generally over the life of the related Properties.
Amortization included in income from unconsolidated entities for the three-month periods ended June 30, 1998 and June 30, 1997 was $3,417 and
$3,062, respectively. Amortization included in income from unconsolidated entities for the six-month periods ended June 30, 1998 and June 30, 1997 was $5,402 and $5,969, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.
<Page 13>
     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned
Property, 33 non-wholly owned Properties, Melvin Simon & Associates,
Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The
Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was ($6,146) and $806 for the three-month periods ended June 30, 1998 and 1997, respectively, and was ($4,490) and $1,136 for the six-month periods ended June 30, 1998 and 1997, respectively.

Note 8 - Debt

     On June 18, 1998, the Operating Partnership refinanced a $33,878 mortgage on regional mall Property and recorded a $7,024 extraordinary gain on the transaction, including debt forgiveness of $5,162 and the write-off of a premium of $1,862. The new mortgage, which totals $35,000, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

     On June 22, 1998, the Operating Partnership completed the sale of
$1,075,000 of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375,000 bearing interest at 6.625% and maturing on June 15, 2003 (2) $300,000 bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200,000 bearing interest at 7.375% and maturing on June 15, 2008. This offering also included a fourth tranche of $200,000 of 7.00% Mandatory Par Put
Remarketed Securities ("MOPPRS") due June 15, 2028, which are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS if aoorixunatekt $5,302 is being amortized over the life of the debt securities. The net proceeds of approximately $1,062,000 were combined with approximately $40,000 of working capital and used to retire and terminate the $300,000 unsecured revolving credit facility (See Note 4) and to reduce the balance of the Operating Partnership's $1,250,000 unsecured revolving credit facility (the "Credit Facility") to $27,000. The Credit
Facility has an initial maturity of September 1999 with an optional one-year extension. The debt retired had a weighted average interest rate of 6.29%.

     The Operating Partnership has obtained a commitment from The Chase
Manhattan Bank, as administrative agent, for a $1,400,000 unsecured line of credit (the "Facility") in connection with the Operating
Partnership's pending merger with Corporate Property Investors ("CPI")
(the "CPI Merger") (See Note 12). The Facility, which is scheduled to close in conjunction with the CPI Merger, will bear interest at LIBOR plus 65 basis points and will mature at the following intervals (i)
$450,000 on the nine-month anniversary of the closing (ii) $450,000 on the eighteen-month anniversary of the closing and (iii) $500,000 on the two-year anniversary of the closing. The Facility will be subject to covenants and conditions substantially identical to those of the Credit
Facility.
<Page 14>
     At June 30, 1998, the Operating Partnership had consolidated debt of $5,228,015, of which $4,569,953 was fixed-rate debt and $658,062 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June
30, 1998 and December 31, 1997 was $1,097,292 and $770,776,
respectively. As of June 30, 1998 and December 31, 1997, the Operating
Partnership had interest-rate protection agreements related to $674,279 and $380,379 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, consolidated interest savings were $179 and $1,086 for the six months ended June 30, 1998 and 1997, respectively.
<Page 15>
Note 9 - Shareholders' Equity

     The following table summarizes the changes in the Company's shareholders' equity since December 31, 1997.


                                                Unrealized
                                                  Gain on    Capital in                   Unamortized        Total
                            Preferred  Common   Investment Excess of Par  Accumulated   Restricted Stock  Shareholders'
                             Stock     Stock       (1)        Value        Deficit           Award          Equity
Balance at
December 31, 1997          $339,061    $ 11     $  2,420  $ 1,491,908 $(263,308)      $ (13,230)     $ 1,556,862



Common stock issued to the
public (2,957,335 shares)                 1                     91,412
                                                                                                              91,413

Common stock issued in
connection with
acquisition
(519,889 shares)                                                17,176                                        17,176

Stock options exercised
(35,449 shares)                                                    863                                           863

Stock incentive program
(487,498 shares, net of
 forfeitures)                                                   15,765                      (15,765)              --

Other common stock issued,
net (34,962 shares)                                              1,138                                         1,138


Amortization of stock
incentive                                                                                      4,447           4,447

Adjustment to the limited
partners' interest in the
Operating Partnership                                            2,615                                         2,615

Distributions                                                              (126,698)                       (126,698)

Other                           134                                                                              134

                            ---------  ------   ----------  ------------  -----------   ---------------   ------------
Subtotal                    339,195      12        2,420     1,620,877     (390,006)        (24,548)       1,547,950

Comprehensive Income:

Unrealized gain on
investment (1)                                     1,631                                                       1,631

Net income                                                                    66,083                          66,083

                            ---------  ------   ----------    ----------   ----------     -------------    -----------
Total Comprehensive Income
                                                   1,631         66,083                          67,714

                            ---------  ------   ----------  ------------   ----------     -------------   ------------
Balance at
  June 30, 1998           $ 339,195    $ 12      $ 4,051  $  1,620,877 $(323,923)  $ (24,548)     $ 1,615,664

(1) Amounts consist of the Company's pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc., a publicly traded REIT, which the Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.
<Page 16>
Stock Incentive Programs

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program.
Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of DRC's stock incentive program (the "DRC Plan"). In April 1998,
492,478 shares were awarded to executives relating to 1997 performance.
Through June 30, 1998, 1,279,592 shares of common stock of the Company, net of forfeitures, were deemed earned and awarded under the Stock
Incentive Program and the DRC Plan. Approximately $3,100 and $1,519 relating to these programs were amortized in the three-month periods ended June 30, 1998 and 1997, respectively and approximately $4,447 and $3,024 relating to these programs were amortized in the six-month periods ended June 30, 1998 and 1997, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

     Common Stock Issuances

     During the second quarter, the Company issued 2,957,335 shares of its common stock in private offerings generating combined net proceeds of approximately $91,412. The net proceeds were contributed to the Operating Partnership in exchange for a like number of Units. The
Operating Partnership used the net proceeds for general working capital purposes.

Note 10 - Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On
October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo
Realty Corp. et al. The named defendants are SD Property Group, Inc., a
99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC
Plan and that these grants immediately vested under the DRC Plan's
"change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately
661,000 shares of DRC common stock, which is equivalent to approximately
450,000 shares of common stock of the Company computed at the 0.68
Exchange Ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.
The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On
October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, it is not expected that this action will have a material adverse effect on the Company.
<Page 17>
     Roel Vento et al v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle
Vista Mall in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. The Company's appeal is pending.
Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.

     The Company currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Company's financial position or results of operations.

Note 11 - New Accounting Pronouncement

     During the second quarter of 1998, the Financial Accounting
Standards Board ("FASB") released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The Company has adopted this pronouncement prospectively, beginning May 22, 1998, which did not materially impact the quarterly financial statements. Management has determined that adopting EITF 98-9 retroactively would not have had a material impact on the financial statements, nor does management expect the adoption to have a material impact on the 1998 annual financial statements.

     On June 15, 1998, the FASB issued Statement of Financial Accounting
Standards No. 133, Accounting for Derivative Instruments and Hedging
Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 will be effective for the Company beginning with the 1999 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements.
However, the Statement could increase volatility in earnings and other comprehensive income.

Note 12 - Proposed Merger with Corporate Property Investors

     On February 19, 1998, the Company and Corporate Property Investors
("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed during September of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion. In anticipation of the merger, on July 31, 1998, CPI, with the Operating Partnership's assistance, completed the sale of its General Motors office building in New York, New York for approximately $800,000.
<Page 18>
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

     Overview

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center
Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating
Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating
Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. On
February 2, 1998, the Operating Partnership sold the community center for $9.6 million and on June 1, 1998, the Operating Partnership sold The
Promenade for $33.5 million. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of eight of the nine SCA properties, and 50% of the remaining property.

     In addition, the following Property opening and ownership acquisitions (the "Property Transactions"), collectively, had a notable impact on the Operating Partnership's results of operations in the comparative periods. On August 29, 1997, the Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the Operating Partnership acquired
100% of The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million. On January 26,
1998, the Operating Partnership acquired 100% of Cordova Mall in
Pensacola, Florida for approximately $87.3 million. (See "Liquidity and
Capital Resources" for additional information regarding the Cordova Mall acquisition.)
<Page 19>
     Results of Operations

For the Three Months Ended June 30, 1998 vs. the Three Months Ended June
30, 1997

     Total revenue increased $65.3 million or 26.7% for the three months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($38.1 million), the Property Transactions ($13.8 million) and approximately $2.7 million realized from marketing initiatives throughout the portfolio from the Company's new strategic marketing division, Simon Brand Ventures
("SBV"). Excluding these items, total revenues increased $10.8 million, primarily due to a $3.0 million increase in minimum rent and an $8.1 million increase in other income. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The $8.1 million increase in other income is primarily the result of a $6.3 million increase in interest and dividend income, including a $5.0 million dividend received from DPMI.

     Total operating expenses increased $34.5 million, or 26.5%, for the three months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition
($20.4 million) and the Property Transactions ($9.2 million). Excluding these transactions, total operating expenses increased $4.9 million, primarily due to a $3.2 million increase in depreciation and amortization and a $1.9 million increase in repairs and maintenance.

     Interest expense increased $25.4 million, or 37.9% for the three months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily a result of the RPT acquisition ($18.2 million), the Property Transactions ($4.0 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($3.8 million) and the Chelsea stock ($0.7 million). Excluding these transactions, interest expense has decreased $1.3 million, primarily resulting from a decrease in the weighted average interest rates on consolidated indebtedness and reductions in indebtedness from capital raised in common and preferred stock offerings.

     The $7.2 million loss on the sale of an asset in 1998 is the result of the July 1, 1998, sale of Southtown Mall for $3.3 million.

     Income (loss) from unconsolidated entities decreased from $1.8 million in 1997 to $0.2 million in 1998, resulting from a decrease in the Operating Partnership's share of income from the Management Company
($7.0 million), partially offset by an increase in its share of income from partnerships and joint ventures ($5.3 million). The decrease in Management Company income includes a $5.0 million dividend declared by DPMI, substantially all of which went to the Operating Partnership, and a $2.4 million increase in salaries and wages, including the vesting of the restricted stock awards. The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the unconsolidated joint-venture Properties opened or acquired since June 30, 1997 ($6.8 million) including $4.2 million from the IBM
Properties.
<Page 20>
     The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt of $5.2 and the write-off of the premium on such indebtedness $1.8 million.

     Income of the Operating Partnership was $50.5 million for the three months ended June 30, 1998, as compared to $46.9 million for the same period in 1997, reflecting an increase of $3.6 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating
Partnership during the period.

For the Six Months Ended June 30, 1998 vs. the Six Months Ended June 30,
1997

     Total revenue increased $123.2 million or 25.3% for the six months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($74.5 million), the Property Transactions ($24.2 million) and approximately $6.2 million realized from SBV marketing initiatives. Excluding these items, total revenues increased $18.2 million, primarily due to a $7.4 million increase in minimum rent and a $10.5 million increase in other income.
The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The increase in other income includes a $7.8 million increase in interest and dividend income, including a $5.0 million dividend received from DPMI.

     Total operating expenses increased $70.4 million, or 27.0%, for the six months ended June 30, 1998, as compared to the same period in 1997.
This increase is primarily the result of the RPT acquisition ($40.7 million) and the Property Transactions ($14.9 million). Excluding these transactions, total operating expenses increased $14.8 million, primarily due to an $9.2 million increase in depreciation and amortization, a $2.2 million increase in advertising and promotion and a $2.1 million increase in repairs and maintenance.

     Interest expense increased $49.4 million, or 36.6% for the six months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily as a result of the RPT acquisition ($37.0 million) and the Property Transactions ($8.7 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties
($5.1 million) and the Chelsea stock ($1.4 million). Excluding these transactions, interest expense has decreased $2.8 million, primarily resulting from a decrease in the weighted average interest rates on consolidated indebtedness and reductions in indebtedness from capital raised in common and preferred stock offerings.

     The $7.2 million loss on the sale of an asset in 1998 is the result of the July 1, 1998, sale of Southtown Mall for $3.3 million.
<Page 21>
     Income (loss) from unconsolidated entities increased from $2.5 million in 1997 to $5.0 million in 1998, resulting from an increase in the Operating Partnership's share of income from partnerships and joint ventures ($8.1 million), partially offset by a decrease in its share of income from the Management Company ($5.6 million). The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily from the unconsolidated joint-venture Properties opened or acquired since June 30, 1997 ($9.3 million) including $5.1 million from the IBM Properties. The decrease in Management Company income includes a $5.0 million dividend declared by DPMI substantially all of which went to the Operating Partnership.

     The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt of $5.2 and the write-off of the premium on such indebtedness $1.8 million. The $24.7 million loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and write-off of mortgage costs associated with early extinguishments of debt.

     Income of the Operating Partnership was $95.7 million for the six months ended June 30, 1998, as compared to $66.8 million for the same period in 1997, reflecting an increase of $28.9 million, primarily for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     New Accounting Pronouncement

     During the second quarter of 1998, the Financial Accounting
Standards Board released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The Operating
Partnership has adopted this pronouncement prospectively, beginning May
22, 1998, which did not materially impact the quarterly financial statements. Management has determined that adopting EITF 98-9 retroactively would not have had a material impact on the financial statements, nor does management expect the adoption to have a material impact on the 1998 annual financial statements. Management estimates the negative impact on earnings for the third quarter of 1998 to be approximately $6.0 million.

     Liquidity and Capital Resources

     As of June 30, 1998, the Operating Partnership's balance of unrestricted cash and cash equivalents was $103.4 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $1,221.8 million available after outstanding borrowings and letters of credit at June 30, 1998. The Company and the Operating Partnership also have access to public equity and debt markets. The Company has an equity shelf registration statement currently effective, under which $950 million in equity securities may be issued, and the Operating
Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

     Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance;
(ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.
<Page 22>
     Sensitivity Analysis

     The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments is dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $3.1 million per year, and would decrease the fair value of debt by approximately $706 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $3.5 million per year, and would increase the fair value of debt by approximately $968 million.

     Financing and Debt

     At June 30, 1998, the Operating Partnership had consolidated debt of $5,228 million, of which $4,570 million is fixed-rate debt bearing interest at a weighted average rate of 7.27% and $658 million is variable-rate debt bearing interest at a weighted average rate of 6.47%.
As of June 30, 1998, the Operating Partnership had interest rate protection agreements related to $542.4 million of consolidated variable-rate debt. The Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest costs of $14 thousand for the three months ened June 30, 1998 compared to interest savings of $473 thousand for the same period in 1997.
Interest savings were $179 thousand and $1,086 thousand for the six months ended June 30, 1998 and 1997, respectively. The Operating Partnership's hedging activities did not materially impact its weighted average borrowing rates.


     Scheduled principal payments of consolidated indebtedness over the next five years is $1,744 million, with $3,486 million thereafter, which excludes the $2 million net discount on indebtedness. The Company's ratio of consolidated debt-to-market capitalization was 46.0% at both
June 30, 1998 and December 31, 1997.

     On June 22, 1998, the Operating Partnership completed the sale of
$1.075 billion of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003 (2)
$300 million bearing interest at 6.75% and maturing on June 15, 2005 and
(3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate the Operating Partnership's
$300 million unsecured revolving credit facility and to reduce the balance of the Operating Partnership's Credit Facility to $27 million.
The Credit Facility has an initial maturity of September 1999,which the Operating Partnership may, at its option, extend for up to one-year.
The debt retired had a weighted average interest rate of 6.29%.
<Page 23>
     On June 18, 1998, the Operating Partnership refinanced a $33.9 million mortgage on regional mall Property and recorded a $7.0 million extraordinary gain, including debt forgiveness of $5.2 million and the write-off of a premium of $1.8 million. The new mortgage, which totals
$35 million, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

     The Operating Partnership has obtained a commitment from The Chase
Manhattan Bank, as administrative agent, for a $1.4 billion unsecured line of credit (the "Facility") in connection with the pending CPI
Merger. The Facility, which is scheduled to close in conjunction with the CPI Merger, will bear interest at LIBOR plus 65 basis points and will mature at the following intervals (i) $450 million on the nine-month anniversary of the closing (ii) $450 million on the eighteen-month anniversary of the closing and (iii) $500 million on the two-year anniversary of the closing. The Facility will be subject to covenants and conditions substantially identical to those of the Credit Facility.

     During the second quarter, the Company issued 2,957,335 shares of its common stock in private offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the Operating Partnership in exchange for a like number of Units. The
Operating Partnership used the net proceeds for general working capital purposes.

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

     On January 26, 1998, the Operating Partnership acquired Cordova
Mall in Pensacola, Florida for approximately $87.3 million, which included the assumption of a $28.9 million mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately
$55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional
15% ownership interests in Lakeline Mall and Lakeline Plaza for Units valued at approximately $6.3 million. On April 30, 1998 the Operating
Partnership acquired additional 10% ownership interests in Lakeline Mall and Lakeline Plaza for 127,756 Units valued at approximately $4.2 million. On July 31, 1998, the Operating Partnership acquired another 5% ownership of both Lakeline Mall and Lakeline Plaza for $2.1 million in cash. These acquisitions have increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 80%.
<Page 24>
     On February 27, 1998, the Operating Partnership, in a joint venture partnership with Macerich, acquired a portfolio of twelve regional malls and two community centers comprising approximately 10.7 million square feet of GLA at a purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center.
The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998.

     On April 15, 1998, the Operating Partnership purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255 thousand.

     Effective May 5, 1998, in a series of transactions, the Operating
Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17.2 million. The Operating Partnership issued 519,889
Units to the Company as consideration for the shares of common stock.

     Effective June 1, 1998, the Operating Partnership sold The
Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, the Operating Partnership sold
Southtown Mall for $3.5 million and recorded a $7.2 million loss on the transaction.

     Portfolio Restructuring. As a continuing part of the Operating
Partnership's long-term strategic plan, management is evaluating the potential sale of the Operating Partnership's non-retail holdings, along with a number of retail assets that are no longer aligned with the Operating Partnership's strategic criteria.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1998, the Operating Partnership opened the approximately
$13.3 million Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square foot community center. In addition, phase I of the approximately $34 million Lakeline Plaza opened in April
1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in the Operating Partnership's portfolio.
<Page 25>
     Construction continues on the following development projects: The
Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately
510,000 square feet of GLA is scheduled to open in December 1998 in South Miami, Florida and Concord Mills, an approximately $218 million,
50%-owned value-oriented super regional mall project, is scheduled to open in the fall of 1999 in Concord (Charlotte), North Carolina.

     In addition, the Operating Partnership is in the final stages of predevelopment on Houston Premium Outlets in Houston, Texas and The
Shops at North East Plaza in Hurst, Texas. Houston Premium Outlets is the Operating Partnership's first project in its joint venture partnership with Chelsea GCA to develop premium manufacturers' outlet shopping centers. This 50%-owned 462,000 square foot center is scheduled to begin construction in August 1998 and open in September 1999. The
Shops at North East Plaza is a 320,000 square-foot community center project adjacent to North East Mall. This wholly-owned project is scheduled to begin construction this fall, with a fall 1999 opening date.

     On June 4, 1998, the Operating Partnership, Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, and Harvard
Private Capital Group ("Harvard") announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A.
("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. The Operating Partnership, through and affiliated Management Company, have contributed $15.0 million of equity capital for its noncontrolling 22% ownership interest and are committed to an additional investment of $37.5 million over the next 12 to 18 months, subject to certain financial and other conditions. The agreement with BEG is structured to allow the Operating Partnership, Argo II and Harvard to collectively gain a controlling interest in BEG over time.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1998 is approximately $300 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The Operating Partnership currently has 18 expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1998 completion dates and an additional five with 1999 completion dates. Included in consolidated investment properties at June 30, 1998 is approximately
$243 million of construction in progress, with another $80.3 million in the unconsolidated joint venture investment properties.

     Distributions. During 1998, on each of January 23, April 23, and
July 22, the Company declared distributions of $0.5050 per share of common stock payable to shareholders of record on February 6, 1998, May
8, 1998 and August 6, 1998, respectively. All of such dividends have been paid. The current annual distribution rate is $2.02 per share of common stock. Future common stock distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $1.0938 per Series B preferred share and $1.9725 per Series C preferred share were paid during the first six months of 1998.
<Page 26>
     Investing and Financing Activities

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

     Cash used in investing activities for the six months ended June 30,
1998 of $227.2 million is primarily the result of acquisitions of $243.4 million, $126.8 million of capital expenditures and $17.0 million of investments in and advances to the Management Company, partially offset by the net proceeds of $46.1 million from the sales of Sherwood Gardens,
The Promenade and Southtown Mall and net distributions from
unconsolidated entities of $106.9 million, which includes $52.1 million associated with the refinancing of Randall Park Mall and $33.4 million from The Source transactions described above. The $17.0 million investment in the Management Company is primarily the $15.0 million investment in Group BEG described earlier. Acquisitions include $240.3 million for the acquisition of the IBM Properties and $2.7 million for the acquisition of Cordova Mall. Capital expenditures include development costs of $32.9 million, including $25.9 million at The Shops at Sunset Place. Also included in capital expenditures is renovation and expansion costs of approximately $72.3 million, including $16.4 million, and
$5.8 million at Prien Lake Mall and Richardson Square, respectively, and tenant costs and other operational capital expenditures of approximately $21.6 million.

     Cash flows from financing activities for the six months ended June
30, 1998 was $7.8 million and includes net proceeds from sales of common stock of $92.4 million and net borrowings of $112.2 million primarily used to fund 1998 acquisition and development activity, partially offset by distributions of $196.8 million.

     EBITDA-Earnings from Operating Results before Interest, Taxes,
Depreciation and Amortization

     Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA.
Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of liquidity.
<Page 27>
     Total EBITDA for the Properties increased from $419.2 million for the six months ended June 30, 1997 to $591.3 million for the same period in 1998, representing a 41.1% increase. This increase is primarily attributable to the RPT acquisition ($59.7 million), the IBM Properties
($27.9 million) and the other Properties opened or acquired during 1997 and 1998 ($54.3 million). During this period operating profit margin increased from 64.1% to 64.7%. Excluding the newly opened or acquired
Properties, operating profit margin would be 64.5%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate
Investment Trusts, means the consolidated net income of the Operating
Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating
Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. The Operating Partnership's method of calculating FFO may be different from the methods used by other REITs.
FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and
(iii) is not an alternative to cash flows as a measure of liquidity.
<Page 28>
     The following summarizes FFO of the Operating Partnership and reconciles income of the Operating Partnership before extraordinary items to FFO for the periods presented:
                             For the Three Months   For the Six Months
                                Ended June 30,        Ended June 30,
                                1998       1997       1998       1997
(In thousands)
FFO of the Operating
Partnership                   $115,957   $ 93,285    $224,864  $181,224
                              ========   ========    ========  ========
Reconciliation:
Income of the Operating
Partnership before
extraordinary items           $ 43,514   $ 48,413    $ 88,638  $ 91,475
Plus:
Depreciation and amortization
from consolidated Properties    58,082     43,774     116,161    87,086
The Operating Partnership's
share of depreciation and
amortization and
extraordinary items from
unconsolidated affiliates       16,304      9,152      31,108    18,010
Loss on the sale of real
estate                           7,219         --       7,219        --
Less:
Gain on the sale of real
estate                              --         17          --      (20)
Minority interest portion of
depreciation, amortization
and extraordinary items        (1,828)    (1,664)     (3,594)   (2,514)
Preferred dividends            (7,334)    (6,407)    (14,668)  (12,813)
                              --------   --------    --------  --------

FFO of the Operating
Partnership                   $115,957   $ 93,285    $224,864  $181,224
                              ========   ========    ========  ========
FFO allocable to the Company  $ 73,719   $ 57,416    $142,734  $111,408


     Portfolio Data

     The following statistics exclude Charles Towne Square, Richmond
Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopments. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume. For the six months ended June 30,
1998 compared to the same period in 1997, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned
GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased $1,298 million or 44.7% from $2,902 million to $4,200 million, primarily as a result of the RPT acquisition, the IBM Properties and other Property additions to the portfolio ($1,210 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.
<Page 29>
     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 85.2% at June
30, 1997, to 87.0% at June 30, 1998. Occupancy levels for value-oriented super-regional malls was 95.1% at June 30, 1998. Occupancy levels for community shopping centers decreased from 92.4% at June 30, 1997, to 90.5% at June 30, 1998. Owned GLA has increased 17.4 million square feet from June 30, 1997, to June 30, 1998, primarily as a result of the RPT acquisition, the acquisition of the IBM Properties, Cordova Mall, Dadeland Mall, The Fashion Center at Keystone at the Crossing and the openings of Arizona Mills, Grapevine Mills, The Source, Muncie Plaza and
Lakeline Plaza, partially offset by the sales The Promenade and Southtown Mall.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 10.3%, from $20.94 at June 30, 1997 to $23.10 for the same period in 1998. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.12 at June 30, 1998 and average base rents of Owned GLA in the community shopping centers decreased 3.6%, from $7.75 at June 30, 1997 to $7.47 for the same period in 1998.
<Page 30>
     Inflation

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

     To help facilitate the Operating Partnership's continued growth, substantially all of the computer systems and applications in use in its home office in Indianapolis have been, or are in the process of being, upgraded and modified. The Operating Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in its home office. The Operating Partnership continues to evaluate what effect, if any the Year 2000 Issue might have at its portfolio properties. The Operating Partnership anticipates that the process of reviewing this issue at the portfolio properties and the implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Operating Partnership does not expect to be material. Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Operating
Partnership.
<Page 31>
     Definitive Merger Agreement

     On February 19, 1998, the Company and Corporate Property Investors
("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed in September of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion. In anticipation of the merger, on July 31, 1998, CPI, with the Operating Partnership's assistance, completed the sale of its General Motors office building in New York, New York for approximately $800 million.

     Seasonality

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.
<Page 32>
Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               Two Forms 8-K were filed during the current period.

                    On May 28, 1998 under Item 5 - Other Events, the
               Company reported that it made available additional ownership and operational information concerning the Company, the Operating Partnership, and the Properties owned or managed as of March 31, 1998, in the form of a Supplemental Information Package. A copy of the package was included as an exhibit to the 8-K filing.

                    On June 9, 1998 under Item 5 - Other Events, the
               Company made available additional information regarding significant recent developments which had occurred in 1998, certain information about the Company's pending merger with Corporate Property Investors ("CPI"), including the risks associated with such merger, and descriptions of both CPI and Corporate Realty
               Consultants, Inc. ("CRC").
<Page 33>
                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIMON DEBARTOLO GROUP, INC.



Date: August 14, 1998                  /s/ John Dahl
                                       ========================
                                       John Dahl,
                                       Senior Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer

<Page 34>

