Form 10-Q
period 1998-09-30
SPG PROPERTIES INC/MD/
filed 1998-11-23
CIK 912564

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


Commission file number 1-12618


                          SPG PROPERTIES, INC.
         (Exact name of registrant as specified in its charter)


                  Delaware                  34-1901999
               (State or other
                jurisdiction             (I.R.S. Employer
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
            (Address of principal
             executive offices)             (Zip Code)


   Registrant's telephone number, including area code:  (317) 636-1600


                       SIMON DeBARTOLO GROUP, INC.
                       (Former name of registrant)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  [x]  NO
[ ]
<Page 01>


                          SPG PROPERTIES, INC.
                                FORM 10-Q

                                  INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets
         as of September 30, 1998 and December
         31, 1997                                          3

         Consolidated Condensed Statements of
         Operations for the three-month and
         nine-month periods ended September
         30, 1998 and 1997                                 4

         Consolidated Condensed Statements of
         Cash Flows for the nine-month periods
         ended September 30, 1998 and 1997                 5

         Notes to Unaudited Consolidated
         Condensed Financial Statements                    6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                           17

Part II - Other Information

    Items 1 through 6                                     24

Signature                                                 26
<Page 02>

SPG PROPERTIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per share amounts)


                                               September 30,   December 31,
                                                    1998            1997
ASSETS:
Investment in the Operating Partnership           $2,071,724            $--
Investment properties, at cost                             -       6,867,354
                                                           -
  Less - accumulated depreciation                          -         461,792
                                                           -
                                                 -----------      -----------
                                                           -       6,405,562
                                                           -
Cash and cash equivalents                                  -         109,699
                                                           -
Restricted cash                                            -           8,553
                                                           -
Tenant receivables and accrued revenue, net                -         188,359
                                                           -
Notes and advances receivable from Management
Company and affiliates                                    --          93,809
Investment in partnerships and joint ventures,
at equity                                                 --         612,140
Investment in Management Company and
affiliates                                                --           3,192
Other investment                                           -          53,785
                                                           -
Deferred costs and other assets                            -         164,413
                                                           -
Minority interest                                          -          23,155
                                                           -
                                                ------------     ------------
Total assets                                    $ 2,071,724     $  7,662,667


LIABILITIES:
Mortgages and other indebtedness                $          -    $  5,077,990
                                                           -
Accounts payable and accrued expenses                      -         245,121
                                                           -
Cash distributions and losses in partnerships
and joint ventures, at equity                             --          20,563
Other liabilities                                          -          67,694
                                                           -
                                                 -----------      -----------
Total liabilities                                          -       5,411,368
                                                           -

COMMITMENTS AND CONTINGENCIES (Note 11)

LIMITED PARTNERS' INTEREST IN THE
OPERATING PARTNERSHIP                                     --         694,437

SHAREHOLDERS' EQUITY:

Series B and C cumulative redeemable preferred
stock, 12,200,000 shares authorized,
11,000,000 issued and outstanding,
respectively                                         339,262         339,061

Common stock, $.0001 par value, 400,000,000
shares authorized,
  and 110,495,527 and 106,439,001 issued and
outstanding, respectively                                 11              10

Class B common stock, $.0001 par value,
12,000,000 shares authorized, 3,200,000
  issued and outstanding                                   1               1

Class C common stock, $.0001 par value, 4,000
shares authorized, issued and
  outstanding                                              -              --
                                                           -

Capital in excess of par value                     2,176,242       1,491,908
Accumulated deficit                                                (263,308)
                                                   (420,894)
Unrealized gain on long-term investment                                2,420
                                                       (887)
Unamortized restricted stock award                                  (13,230)
                                                    (22,011)
                                                ------------     ------------
Total shareholders' equity                         2,071,724       1,556,862

Total liabilities, limited partners' interest
and shareholders' equity                          $2,071,724      $7,662,667

   The accompanying notes are an integral part of these statements.
<Page 03>
SPG PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands)




                                For the Three Months  For the Nine Months
                                 Ended September 30,   Ended September 30,
                                    1998    1997       1998      1997

REVENUE:
Minimum rent                    $194,360   $152,320  $565,294  $449,693
Overage rent                       2,283      8,650    22,766    26,214
Tenant reimbursements            101,834     81,413   283,805   231,444
Other income                      23,510     17,400    60,754    39,901
                                 -------    -------    ------   -------
Total revenue                    321,987    259,783   932,619   747,252

EXPENSES:
Property operating                55,564     46,203   155,822   130,228
Depreciation and amortization     61,092     48,185   177,710   135,668
Real estate taxes                 31,382     23,816    90,341    73,166
Repairs and maintenance           12,403     11,107    35,953    28,653
Advertising and promotion         11,270      8,396    27,992    20,296
Provision for (recovery of)
credit losses                    (1,856)      (135)     1,599     2,690
Other                              4,806      4,639    16,983    12,818
                                 -------   --------   -------   -------
Total operating expenses         174,661    142,211   506,400   403,519

OPERATING INCOME                 147,326    117,572   426,219   343,733

INTEREST EXPENSE                  97,328     68,940   281,748   203,934
                                 -------   --------   -------   -------
INCOME BEFORE MINORITY INTEREST   49,998     48,632   144,471   139,799

MINORITY INTEREST                (1,108)    (1,423)   (4,704)   (3,648)
GAIN (LOSS) ON SALES OF ASSETS      (64)         --   (7,283)        20
                                 -------    -------   -------   -------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                          48,826     47,209   132,484   136,171

INCOME FROM UNCONSOLIDATED
ENTITIES                           3,809      7,077     8,789     9,590
INCOME BEFORE EXTRAORDINARY
ITEMS                             52,635     54,286   141,273   145,761



EXTRAORDINARY ITEMS                 (22)     27,215     7,002     2,501
                                --------   --------   -------  --------
INCOME OF THE OPERATING
PARTNERSHIP                       52,613     81,501   148,275   148,262

LESS:
LIMITED PARTNERS' INTEREST IN
THE OPERATING PARTNERSHIP         15,795     27,758    45,374    48,522
MANAGING GENERAL PARTNERS'
DIRECT INTEREST
IN THE OPERATING PARTNERSHIP
NET INCOME                        35,449     53,743   101,532    99,740

PREFERRED DIVIDENDS              (7,334)    (9,101)  (22,002)  (21,914)
                                 -------   --------   -------    ------

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                     $28,115    $44,642   $79,530   $77,826

The accompanying notes are an integral part of these statements.
<Page 04>
SPG PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)



                                                      For the Nine Months
                                                       Ended September 30,
                                                        1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $101,532      $99,740
Adjustments to reconcile net income to net cash
provided
  by operating activities-
Depreciation and amortization                           185,798      140,927
Extraordinary items                                     (7,002)      (2,501)
(Gain) loss on sales of assets, net                       7,283         (20)
Limited Partners' Interest in the Operating
Partnership                                              45,374       48,522
Managing General Partners' Interest in the Operating
Partnership                                               1,369           --
Straight-line rent                                      (5,892)      (6,378)
Minority interest                                         4,704        3,648
Equity in income of unconsolidated entities             (8,789)      (9,590)
Changes in assets and liabilities-
Tenant receivables and accrued revenue                  (5,280)      (1,341)
Deferred costs and other assets                        (10,516)     (18,906)
Accounts payable, accrued expenses and other
liabilities                                              41,648        8,151
                                                      ---------     --------
  Net cash provided by operating activities             350,229      262,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                        (1,881,183)    (736,600)
Capital expenditures                                  (233,200)    (219,672)
Change in restricted cash                                 6,868      (8,829)
Cash from acquisitions                                   17,213           --
Cash held by deconsolidated investee                   (78,971)           --
Net proceeds from sales of assets                        46,087          599
Investments in unconsolidated entities                 (28,726)     (63,656)
Distributions from unconsolidated entities              164,914       22,199
Investments in and advances to Management Company      (19,915)           --
Other investing activity                                     --     (55,400)
                                                      ---------    ---------
Net cash used in investing activities               (2,006,913)  (1,061,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and convertible
preferred stock, net                                     92,629      327,101
Minority interest distributions, net                   (10,991)      (2,825)
Distributions to shareholders                         (206,179)    (168,263)
Distributions to limited partners                     (104,139)     (91,632)
Mortgage and other note proceeds, net of
transaction costs                                     3,305,199    1,595,202
Mortgage and other note principal payments          (1,529,534)    (852,906)
Other refinancing transaction                                --     (21,000)
                                                      ---------    ---------
Net cash provided by financing activities             1,546,985      785,677

DECREASE IN CASH AND CASH EQUIVALENTS                 (109,699)     (13,430)

CASH AND CASH EQUIVALENTS, beginning of period          109,699       64,309

                                                      ---------   ----------
CASH AND CASH EQUIVALENTS, end of period             $       --    $  50,879
                                                      =========   ==========

The accompanying notes are an integral part of these statements.
<Page 05>

                          SPG PROPERTIES, INC.

     Notes to Unaudited Consolidated Condensed Financial Statements

                         (Dollars in thousands)


Note 1 - Organization

     SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo
Group, Inc., is a wholly owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and its substantially wholly owned subsidiary
SD Properties, Inc. as general partners hold a noncontrolling partnership interest in Simon Property Group, L.P. ("SPG, LP" or the "Operating Partnership") as of September 30, 1998. SPG is the managing general partner. The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG and its paired-share affiliate, SPG Realty
Consultants, Inc., together "the Company," is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue
Code of 1986, as amended. As of September 30, 1998, the Operating
Partnership owned or held an interest in 239 income-producing properties, which consisted of 152 regional malls, 76 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states
(the "Properties"). The Operating Partnership also owned interests in one regional mall, one specialty retail center and one value-oriented super-regional mall under construction, an additional two community centers in the final stages of pre-development and eight parcels of land held for future development. In addition, the Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" - See Note 7). The Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. The Company and its subsidiaries owned 71.6% of the Operating Partnership at September 30, 1998, which includes SPG Properties and subsidiary noncontrolling 50.4% partnership interest in the Operating Partnership. Simon DeBartolo Group, Inc. and subsidiary owned 63.9% of the Operating Partnership at December 31, 1997.

Note 2 - Basis of Presentation

      The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto included in the Simon DeBartolo Group, Inc. Annual Report, as amended, on Form 10-K/A.

     Prior to the change in control described below, the accompanying consolidated condensed financial statements of SPG Properties include all accounts of all entities owned or controlled by the Operating Partnership. All significant intercompany amounts have been eliminated. In connection with the CPI Merger (see below), SPG became the managing general partner of the Operating Partnership. Since SPG Properties no longer controls the Operating Partnership, the accompanying unaudited interim balance sheet as of September 30, 1998 reflects SPG Properties' interest in the Operating Partnership utilizing the equity method of accounting. Because of the proximity of the change in control (as of the close of business on September 24, 1998) to the period ended September 30, 1998, for purposes of the statements of operations and cash flows, the equity method will commence effective October 1, 1998. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the SPG Properties assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.
<Page 06>
     Net operating results of the Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining ownership interest in the Operating Partnership during the period. SPG Properties' remaining weighted average ownership interest in the Operating Partnership for the nine-month periods ended September 30, 1998 and 1997 was 63.4% and 61.6%, respectively. SPG Properties' remaining weighted average ownership interest in the Operating
Partnership for the three-month periods ended September 30, 1998 and 1997 was 63.1% and 61.8%, respectively.

Note 3 - CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of Corporate Property Investors ("CPI"), merged with and into Simon DeBartolo Group, Inc. ("SDG") with SDG continuing as the surviving company (the "CPI Merger"). Pursuant to the terms of the CPI Merger, SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Additionally, beneficial interests in Corporate Realty Consultants, Inc. ("CRC"), CPI's paired share affiliate, were acquired for $22,000 in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC.

     Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of
(i) $90 in cash, (ii) 1.0818 additional shares of CPI common stock and
(iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger is approximately $5.9 billion including transaction costs and liabilities assumed.

     To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000). An additional $237,000 was also borrowed under the Company's existing $1.25 billion credit facility. In connection with the CPI Merger, CPI was renamed `Simon Property Group, Inc.'. Its paired share affiliate, Corporate Realty Consultants, Inc., was renamed `SPG Realty Consultants, Inc.'("SRC"). In addition SDG and Simon DeBartolo Group, LP were renamed `SPG Properties, Inc.', and `Simon Property Group, L.P.', respectively.

     Upon completion of the CPI Merger, the Company transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that the Company remains a co-obligor with respect to the Merger Facility) of approximately $2.3 billion to the Operating Partnership or one or more subsidiaries of the Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the assets of SRC were transferred to the SPG Realty Consultants, L.P. (the "SRC Operating Partnership") in exchange for partnership interests.

     As a result of the CPI Merger, the Company, including its subsidiaries, owns a 71.6% interest in the Operating Partnership as of September 30, 1998.

     The Company accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is the acquiring company because the SDG common stockholders hold a majority of the common stock of the Company post-merger. The value of the consideration paid by SDG has been allocated on a preliminary basis to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $62,227. Goodwill will be amortized over the estimated life of the properties of 35 years. The allocation of the purchase will be finalized when the Operating Partnership completes its evaluation of the assets acquired and liabilities assumed and finalizes its operating plan.
<Page 07>
     The Operating Partnership contributed cash to CRC and the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in CRC, which were paired with the shares of common stock issued by the Company, and to obtain units of ownership interest ("Units") in the SRC Operating Partnership so that the limited partners of the Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the Operating Partnership. The cash contributed on behalf of its partners was accounted for as a distribution by the Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership in exchange for an ownership interest therein have been appropriately accounted for as capital infusion or equity transactions. The assets and liabilities of CRC have been reflected at historical cost. Adjusting said assets and liabilities to fair value would only have been appropriate if the SDG stockholders' beneficial interests in CRC exceeded 80%.

Note 4 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1998 was $256,611, as compared to $199,285 for the same period in 1997. Unpaid Operating Partnership distributions as of September 30, 1998 totaled $84,496 and included $83,978 to holders of partnership units in the Operating Partnership("Units") and $518 to the holders of the Series B Convertible Preferred Units issued in connection with the CPI Merger. All accrued distributions were paid as of December 31, 1997. See Notes 3, 6, 7 and 9 for information about non-cash transactions during the nine months ended September 30, 1998.

Note 6 - Other Acquisitions, Dispositions and Developments

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87,300, which included the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

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

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG Properties' common stock, valued at approximately $17,176. The Operating Partnership issued 519,889 Units to SPG Properties in exchange for the shares of common stock.

     Effective June 30, 1998, the Operating Partnership sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA Properties"). Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA Properties to a third party for similar interests in two other SCA Properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven Properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA Properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. During 1998, the Operating Partnership sold the community center and The Promenade for $9,550 and $33,500, respectively. These Property sales were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions, the Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property.
<Page 08>
     Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and includes the consolidated results of operations of the Operating Partnership as if the CPI Merger and the RPT acquisition had occurred as of January 1, 1997, and were carried forward through September 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger and the RPT acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods. Pro forma net income includes net gains on sales of assets of $37,973 and $114,799 during the nine months ended September 30, 1998 and 1997, respectively.

                                             Nine Months    Nine Months
                                               Ended          Ended
                                            September 30,   September 30,
                                               1998             1997

Revenue                                       $  1,227,234     $1,140,084
                                              ============   ============
Income of the Operating Partnership          $     120,731    $   173,305


Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300,000 unsecured revolving credit facility. (See Note 8)

     In March 1998, the Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the Operating Partnership. The Operating Partnership applied the distribution against its investment in The Source.

     On June 4, 1998, the Operating Partnership, Harvard Private Capital Group ("Harvard") and Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. The Operating Partnership and its affiliated Management Company have contributed $15,000 of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37,500 over the next 9 to 15 months, subject to certain financial and other conditions. The agreement with BEG is structured to allow the Operating Partnership, Argo II and Harvard to collectively acquire a controlling interest in BEG over time.

     In August 1998, the Operating Partnership sold one-half of its 75% ownership in The Shops at Sunset Place construction project. The Operating Partnership now holds a 37.5% noncontrolling interest in this project, which is scheduled to open in December 1998. The Operating Partnership applied the distribution against its investment in the project.

     Through September 30, 1998, in a series of transactions, the Operating Partnership has acquired additional 30% ownership interests in Lakeline Mall and Lakeline Plaza for 319,390 Units valued at approximately $10,500 and $2,100 in cash. These transactions increased the Operating Partnership's ownership interest in these Properties to a noncontrolling 80%. On October 28, 1998, the Operating Partnership acquired an additional 5% noncontrolling ownership interest in Lakeline Mall and Lakeline Plaza for $2,100.

     Summary unaudited financial information of the Operating
Partnership and the Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follows:
<Page 09>
               INVESTMENT IN THE OPERATING PARTNERSHIP

                                            September 30,
BALANCE SHEETS                                  1998
Assets:
 Investment properties at cost, net           $ 10,859,016
Goodwill                                            62,227
 Cash and cash equivalents                          78,971
 Tenant receivables                                215,468
 Investment in and advances to Management
Company and affiliates                             133,290
 Investments in partnerships and joint
ventures, at equity                              1,203,118
 Other assets                                      308,125
                                             -------------
          Total assets                        $ 12,860,215

Liabilities and Shareholders' Equity:
  Mortgages and other indebtedness             $ 7,744,926
  Accounts payable, accrued expenses and
other liabilities                                  571,989
  Cash distributions and losses in
partnerships and joint ventures, at equity          25,836
                                            --------------
  Total liabilities                              8,342,751
  Shareholders' equity                           4,517,464
                                             -------------
Total liabilities and shareholders' equity   $  12,860,215

SPG Properties' Share of:
  Total assets                              $    6,285,939
  Shareholders' equity                      $    2,071,724

     OPERATING PARTNERSHIP'S INVESTMENT IN PARTNERSHIPS AND JOINT
VENTURES

                                            September 30,    December 31,
BALANCE SHEETS                                   1998            1997
Assets:
  Investment properties at cost, net         $ 4,131,774     $ 2,880,094
  Cash and cash equivalents                      144,919         101,582
  Tenant receivables                             141,360          87,008
  Other assets                                   129,983          71,548
                                            ------------    ------------
  Total assets                               $ 4,548,036     $ 3,140,232

Liabilities and Partners' Equity:
  Mortgages and other indebtedness           $ 2,819,094     $ 1,888,512
  Accounts payable, accrued expenses and
other liabilities                                227,631         212,543
                                            ------------     -----------
  Total liabilities                            3,046,725       2,101,055
  Partners' equity                             1,501,311       1,039,177
  Total liabilities and partners' equity     $ 4,548,036     $ 3,140,232

The Operating Partnership's Share of:
  Total assets                               $ 1,803,056     $ 1,082,232
                                           =============     ===========
  Partners' equity                          $    523,518    $    297,866
  Add: Excess Investment (See below)             653,764         293,711
                                            ------------    ------------
  The Operating Partnership's Net
Investment in Joint Ventures                 $ 1,177,282    $    591,577
<Page 10>

                                 For the three months     For the nine months
                                         ended                   ended
                                     September 30,           September 30,
STATEMENTS OF OPERATIONS           1998        1997        1998         1997

Revenue:
  Minimum rent                   $108,924     $ 62,613   $ 306,486   $ 168,817
  Overage rent                        426        2,319       8,236       5,633
  Tenant reimbursements            51,775       27,913     138,433      77,491
  Other income                      5,985        5,384      17,205      12,747
                                  -------    ---------    --------    --------
     Total revenue                167,110       98,229     470,360     264,688

Operating Expenses:
  Operating expenses and other     59,044       33,660     166,547      94,575
  Depreciation and amortization    33,324       18,518      94,949      53,579

     Total operating expenses      92,368       52,178     261,496     148,154

Operating Income                   74,742       46,051     208,864     116,534
Interest Expense                   45,569       21,577     130,747      63,155
Extraordinary Losses                2,060           --       2,102       1,182
                                  -------     --------    --------    --------
Net Income                         27,113       24,474      76,015      52,197
Third Party Investors' Share of
Net Income                         21,820       17,970      55,849      38,347
                                  -------    ---------    --------    --------
The Operating Partnership's
Share of Net Income              $  5,293    $   6,504   $  20,166   $  13,850
Amortization of Excess
Investment (See below)            (3,636)      (2,823)     (9,038)     (8,792)
                                  =======    =========    ========    ========
Income from Unconsolidated
Entities                         $  1,657    $   3,681   $  11,128   $   5,058

     As of September 30, 1998 and December 31, 1997, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $653,764 and $293,711, respectively. This Excess Investment, which resulted primarily from the CPI Merger and the August 9, 1996 acquisition, through merger (the "DRC Merger"), of the national shopping center business of DeBartolo Realty Corporation ("DRC"), is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended September 30, 1998 and September 30, 1997 was $3,636 and $2,823, respectively. Amortization included in income from unconsolidated entities for the nine-month periods ended September 30, 1998 and September 30, 1997 was $9,038 and $8,792, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property, 41 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was $2,151 and $3,396 for the three-month periods ended September 30, 1998 and 1997, respectively, and was ($2,339) and $4,532 for the nine-month periods ended September 30, 1998 and 1997, respectively.

Note 8 - Debt

     On February 28, 1998, the Operating Partnership obtained an unsecured revolving credit facility in the amount of $300,000, to finance the acquisition of the IBM Properties (See Note 7). The new facility bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998. The Operating Partnership drew $242,000 on this facility during 1998 and subsequently retired and canceled the facility using borrowing's from the Credit Facility (See below).
<Page 11>
     On June 18, 1998, the Operating Partnership refinanced a $33,878 mortgage on a regional mall Property and recorded a $7,024 extraordinary gain on the transaction, including debt forgiveness of $5,162 and the write-off of a premium of $1,862. The new mortgage, which totals $35,000, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

     On June 22, 1998, the Operating Partnership completed the sale of $1,075,000 of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375,000 bearing interest at 6.625% and maturing on June 15, 2003 (2) $300,000 bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200,000 bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200,000 of 7.00% Mandatory Par Put Remarketed Securities ("MOPPRS") due June 15, 2028, which are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS of approximately $5,302 is being amortized over the life of the debt securities. The net proceeds of approximately $1,062,000 were combined with approximately $40,000 of working capital and used to retire and terminate the $300,000 unsecured revolving credit facility (See Above) and to reduce the outstanding balance of the Operating Partnership's $1,250,000 unsecured revolving credit facility (the "Credit Facility"). The Credit Facility has an initial maturity of September 1999 with an optional one-year extension. The debt retired had a weighted average interest rate of 6.29%.

     In conjunction with the CPI Merger, the Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on the nine-month anniversary of the closing (ii) $450,000 on the eighteen-month anniversary of the closing and (iii) $500,000 on the two-year anniversary of the closing. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. The Operating Partnership drew the entire $1,400,000 available on the Merger Facility along with $237,000 on the Credit Facility to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as certain other costs associated with the CPI Merger. Financing costs of $9,456, which were incurred to obtain the Merger Facility, are being amortized over the Merger Facility's average life of 18-months.

     In connection with the CPI Merger, RPT, a REIT, and the 99.999% owned subsidiary of the Operating Partnership, took title for substantially all of the CPI assets and assumed $825,000 of unsecured notes (the "CPI Notes"), as described in Note 3. As a result, the CPI Notes are structurally senior in right of payment to holders of other unsecured notes of the Operating Partnership to the extent of the assets and related cash flow of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other Operating Partnership unsecured notes. The CPI Notes pay interest semiannually, and bear interest rates ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.6 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum Net Worth ratios. Additionally, consolidated mortgages totaling $2,093, and a pro-rata share of $194,952 of nonconsolidated joint venture indebtedness were assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall in connection with the CPI Merger, the Operating Partnership began accounting for that Property using the consolidated method of accounting, adding $50,700 to consolidated indebtedness. A net premium of $19,165 was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

     At September 30, 1998, the Operating Partnership had consolidated debt of $7,744,926, of which $5,361,294 was fixed-rate debt and $2,383,632 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1998 and December 31, 1997 was $1,307,974 and $770,776,
respectively. As of September 30, 1998 and December 31, 1997, the Operating Partnership had interest-rate protection agreements related to $1,224,493 and $415,254 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, consolidated interest savings were $122 and $285 for the three months ended September 30, 1998 and 1997, respectively, and were $301 and $1,371 for the nine months ended September 30, 1998 and 1997, respectively.
<Page 12>
Note 9 - Shareholders' Equity

     The following table summarizes the change in the shareholders' equity of SPG Properties since December 31, 1997.

                                        Unrealized  Capital in               Unamortized        Total
                     Preferred  Common   Gain on    Excess of   Accumulated  Restricted      Shareholders'
                       Stock    Stock   Investment  Par Value     Deficit    Stock Award        Equity
                                           (1)

Balance at
December 31, 1997    $ 339,061  $   11  $    2,420  $1,491,908  $  (263,308)  $   (13,230) $   1,556,862

Common stock issued
to the public
(2,957,335 shares)                   1                  91,398                                    91,399


Common stock issued
in connection with
acquisitions
(519,889 shares)                                        17,176                                    17,176



Amortization of
stock incentive                                                                     7,299          7,299

Other common stock
issued (579,302
shares)                                                 18,332                    (16,080)         2,252

Adjustment to
limited partners'
interest in the
Operating
Partnership                                            557,428                                   557,428

Distributions                                                      (259,118)                    (259,118)

Other                      201                                                                       201

                     ---------  ------  ----------  ----------  -----------    ----------  -------------
Subtotal               339,262      12       2,420   2,176,242     (522,426)      (22,011)     1,973,499

Comprehensive
Income:

Net income                                                          101,532                      101,532

Unrealized loss on
investment (1)                             (3,307)                                               (3,307)

                     ---------  ------  ----------  ----------  -----------    ----------  -------------
Total Comprehensive
Income                                     (3,307)                  101,532                       98,225

                     ---------  ------  ----------  ----------  -----------    ----------  -------------
Balance at September
30, 1998             $ 339,262  $   12  $    (887)  $2,176,242  $ (420,894)    $ (22,011)  $   2,071,724
                     =========  ======  ==========  ==========  ===========    ==========  =============

 (1) Amounts consist of the Operating Partnership's pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which the Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets of the Operating Partnership in other assets.
<Page 13>
     Stock Incentive Programs

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of DRC's stock incentive program (the "DRC Plan"). In April 1998, 492,478 shares were awarded to executives relating to 1997 performance, and another 24,163 awarded in August 1998. Through September 30, 1998, 1,290,285 shares of common stock of the Company, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Approximately $2,852 and $1,086 relating to these programs were amortized in the three-month periods ended September 30, 1998 and 1997, respectively and approximately $7,299 and $4,110 relating to these programs were amortized in the nine-month periods ended September 30, 1998 and 1997, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

     On September 24, 1998, in conjunction with the CPI Merger, a new stock incentive plan, `The Simon Property Group 1998 Stock Incentive Plan' ("The 1998 Plan"), was approved by a vote of SPG's shareholders. The 1998 Plan replaced the existing Stock Incentive Program, the DRC Plan and the existing employee and director stock option plans. The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase common stock of the Company, stock appreciation rights, restricted stock awards and performance unit awards. A total of 6,300,000 shares of common stock of the Company have been approved for issuance under The 1998 Plan, including approximately 2,230,875 shares reserved for the exercise of options granted and award of restricted stock allocated under the previously existing Stock Incentive Program and DRC Plan.

     Common Stock Issuances

     During 1998, SPG Properties issued 2,957,335 shares of its common stock in private offerings generating combined net proceeds of approximately $91,399. The net proceeds were contributed to the Operating Partnership in exchange for a like number of Units. The Operating Partnership used the net proceeds for general working capital purposes.

     Preferred Units

     As a result of the CPI Merger, the Company has issued and outstanding 209,249 shares of 6.50% Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 37.995 shares of common stock of the Company, subject to adjustment under certain circumstances including (i) a subdivision or combination of shares of common stock of the Company, (ii) a declaration of a distribution of additional shares of common stock of the Company, issuances of rights or warrants by the Company and (iii) any consolidation or merger, which the Company is a part of or a sale or conveyance of all or substantially all of the assets of the Company to another person or any statutory exchange of securities with another person. The Series A Convertible Preferred Stock is not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of the Company into conformity with REIT requirements. The Operating Partnership has issued and outstanding a like number of preferred units with terms identical to those of the Company's Series A Preferred Stock, with the Company as the holder.

     In addition, 4,844,331 shares of 6.50% Series B Convertible Preferred Stock were issued in connection with the CPI Merger. Each share of Series B Convertible Preferred Stock is convertible into 2.586 shares of common stock of the Company, subject to adjustment under circumstances identical to those of the Series A Preferred Stock described above. The Company may redeem the Series B Preferred Stock on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008. The Operating Partnership has issued and outstanding a like number of preferred units with terms identical to those of the Company's Series B Preferred Stock, with the Company as the holder.

Note 10 - Related Party Transactions

     In preparation for the CPI Merger, on July 31, 1998, CPI, with assistance from the Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The Operating Partnership and certain third parties each received a $2,500 brokerage fee from CPI in connection with the sale.
<Page 14>
Note 11 - Commitments and Contingencies

          Litigation

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs allege in their complaint that Simon DeBartolo Group, L.P. (now Simon Property Group, L.P. or the Operating Partnership) engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the Operating Partnership against Jacobs in federal district court in New York, wherein the Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the Operating Partnership or SPG Properties.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On
October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of SPG Properties, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Operating Partnership each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Operating Partnership granting the Operating Partnership's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on the Operating Partnership or SPG Properties.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Operating Partnership is seeking to overturn the award and has appealed the verdict. The appeal is pending. Although management is optimistic that the Operating Partnership may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership or SPG Properties.

     The Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Operating Partnership's financial position or results of operations.

Note 12 - New Accounting Pronouncements

     During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The Operating Partnership adopted this pronouncement prospectively, beginning May 22, 1998, which has reduced overage rent by approximately $5,600 through September 30, 1998.
<Page 15>
     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 will be effective for the Operating Partnership beginning with the 1999 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. The Statement establishes standards for the way public companies report information about operating segments in annual financial statements and also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact, if any, the Statement will have on the Operating Partnership's 1998 annual financial statements.
<Page 16>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Overview

     As of September 30, 1998, SPG Properties, including its consolidated subsidiary, held a 50.4% ownership interest in the Operating Partnership. This investment is the only asset of SPG Properties and SPG Properties has no liabilities. In addition, the only source of income of SPG Properties is its investment in the Operating Partnership. For these reasons management has based the following discussion on the results of operations and financial position of the Operating Partnership.


     For financial reporting purposes as of the close of business on September 24, 1998, the operating results include the CPI Merger described in Note 3 to the financial statements. Substantially all the assets were transferred to the Operating Partnership or to one or more of its subsidiaries. As a result, the Operating Partnership's consolidated results of operations include an additional 16 regional malls, one office building and one community center, with an additional six regional malls being accounted for using the equity method of accounting. The impact on 1998 results, however, includes these Properties only in the final six days of the period.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. On February 2, 1998, the Operating Partnership sold the community center for $9.6 million and on June 1, 1998, the Operating Partnership sold The Promenade, one of the regional malls owned by SCA, for $33.5 million. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of eight of the nine SCA properties, and 50% of the remaining property.

     In addition, the following acquisitions and Property openings (the "Property Transactions"), collectively, had a notable impact on the Operating Partnership's results of operations in the comparative periods. On August 29, 1997, the Operating Partnership opened the 55%- owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the Operating Partnership acquired 100% of The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, the Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. (See "Liquidity and Capital Resources" for additional information regarding the Cordova Mall acquisition.) On May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the SPG Properties common stock, valued at approximately $17.2 million.

     New Accounting Pronouncement

     During the second quarter of 1998, the Financial Accounting Standards Board released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The Operating Partnership adopted this pronouncement prospectively, beginning May 22, 1998. The negative impact on earnings for the third quarter of 1998 was approximately $5.6 million. Management expects the negative impact to reverse in the fourth quarter of 1998 and the first quarter of 1999 as the tenants' lease years progress. Management has determined that adopting EITF 98-9 retroactively would not have had a material impact on the financial statements, nor does management expect the adoption to have a material impact on the 1998 annual financial statements.
<Page 17>
     Results of Operations of the Operating Partnership

For the Three Months Ended September 30, 1998 vs. the Three Months Ended September 30, 1997

     Total revenue increased $62.2 million or 23.9% for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($36.9 million), the CPI Merger ($6.4 million), the Property Transactions ($12.7 million) and approximately $3.4 million realized from marketing initiatives throughout the portfolio from the Operating Partnership's strategic marketing division, Simon Brand Ventures ("SBV"). Excluding these items, total revenues increased $2.8 million, primarily due to a $7.2 million increase in minimum rent and an $2.4 million increase in other income, partially offset by a $7.2 million decrease in overage rent. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The $2.4 million increase in other income is primarily the result of a $4.1 million increase in gains on sales of peripheral properties, partially offset by a $0.9 million decrease in interest and dividend income. The decrease in overage rent is primarily the result of a change in the timing of recognizing contingent rent as prescribed by EITF 98-9, which is described above.

     Total operating expenses increased $32.5 million, or 22.8%, for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition
($20.4 million), the CPI Merger ($2.3 million), the Property Transactions ($8.8 million). Excluding these transactions, total operating expenses increased only $1.0 million.

     Interest expense increased $28.4 million, or 41.2% for the three months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily a result of the RPT acquisition ($19.3 million), the CPI Merger ($2.8 million), the Property Transactions ($3.7 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($4.1 million). Excluding these transactions, interest expense has decreased $1.5 million.

     Income from unconsolidated entities decreased from $7.1 million in 1997 to $3.8 million in 1998, resulting from a decrease in the Operating Partnership's share of income from the Management Company ($1.2 million), and a decrease in its share of income from partnerships and joint ventures ($2.1 million).

     The three months ended September 30, 1997 included a net extraordinary gain of $27.2 million, resulting from gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premium ($8.4 million), partially offset by losses on the early extinguishment of debt ($12.3 million).

     Income of the Operating Partnership was $52.6 million for the three months ended September 30, 1998, as compared to $81.5 million for the same period in 1997, reflecting a decrease of $28.9 million, primarily for the reasons discussed above, and was allocated to SPG Properties based first on SPG Properties' preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period.

For the Nine Months Ended September 30, 1998 vs. the Nine Months Ended September 30, 1997

     Total revenue increased $185.4 million or 24.8% for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($111.4 million), the CPI Merger ($6.4 million), the Property Transactions ($37.0 million) and approximately $9.6 million realized from SBV marketing initiatives. Excluding these items, total revenues increased $21.0 million, primarily due to a $14.5 million increase in minimum rent and a $12.0 million increase in other income, partially offset by a $7.7 million decrease in overage rents. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The increase in other income includes a $6.8 million increase in interest and dividend income, including a $5.0 million dividend received from DPMI, and a $2.7 million increase in gains on sales of peripheral properties. The decrease in overage rent is primarily the result of a change in the timing of recognizing contingent rent as prescribed by EITF 98-9, which is described above.

     Total operating expenses increased $102.9 million, or 25.5%, for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($61.1 million), the CPI Merger ($2.3 million) and the Property Transactions ($23.7 million). Excluding these transactions, total operating expenses increased $15.8 million, primarily due to an $11.9 million increase in depreciation and amortization and a $2.8 million increase in advertising and promotion.
<Page 18>
     Interest expense increased $77.8 million, or 38.2% for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase is primarily a result of the RPT acquisition ($56.3 million), the CPI Merger ($2.8 million), the Property Transactions ($12.3 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($9.2 million) and the Chelsea stock ($1.4 million). Excluding these transactions, interest expense has decreased $4.2 million, primarily resulting from a decrease in the weighted average interest rates on consolidated indebtedness and reductions in indebtedness from capital raised in common and preferred stock offerings.

     The $7.3 million loss on the sale of an asset in 1998 is primarily the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

     The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt of $5.2 million and the write-off of the premium on such indebtedness $1.8 million. The $2.5 million gain from extraordinary items in 1997 is the result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premium ($8.4 million), partially offset by the acquisition of the contingent interest feature on four loans ($21.0 million) and prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt ($16.0 million).

     Income of the Operating Partnership was $148.3 million for the nine months ended September 30, 1998, and for the same period in 1997, and was allocated to SPG Properties based first on SPG Properties' preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period.

     Liquidity and Capital Resources

     As of September 30, 1998, the Operating Partnership's balance of unrestricted cash and cash equivalents was approximately $79.0 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $871.8 million available after outstanding borrowings and letters of credit at September 30, 1998. The Operating Partnership also has access to public equity and debt markets. The Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

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

     Sensitivity Analysis

     The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $14.8 million per year, and would decrease the fair value of debt by approximately $1,153 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.8 million per year, and would increase the fair value of debt by approximately $1,679 million.

     Financing and Debt

     At September 30, 1998, the Operating Partnership had consolidated debt of $7,744.9 million of which $5,361.3 million is fixed-rate debt bearing interest at a weighted average rate of 7.71% and $2,383.6 million is variable-rate debt bearing interest at a weighted average rate of 6.21%. As of September 30, 1998, the Operating Partnership had interest rate protection agreements related to $1,092.4 million of consolidated variable-rate debt. The Operating Partnership's hedging activity, as a result of these interest rate protection agreements, resulted in interest savings of $122 thousand and $285 thousand for the three months ended September 30, 1998 and 1997, respectively. Interest savings were $301 thousand and $1,371 thousand for the nine months ended September 30, 1998 and 1997, respectively. The Operating Partnership's hedging activities did not materially impact its weighted average borrowing rates.
<Page 19>
     Scheduled principal payments of the Operating Partnership's share of consolidated indebtedness over the next five years is $3,658 million, with $3,943 million thereafter. The Operating Partnership's ratio of consolidated debt-to-market capitalization was 49.5% at both September 30, 1998 and December 31, 1997.

     On June 18, 1998, the Operating Partnership refinanced a $33.9 million mortgage on a regional mall Property and recorded a $7.0 million extraordinary gain, including debt forgiveness of $5.2 million and the write-off of a premium of $1.8 million. The new mortgage, which totals $35 million, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

     On June 22, 1998, the Operating Partnership completed the sale of $1.075 billion of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003 (2) $300 million bearing interest at 6.75% and maturing on June 15, 2005 and
(3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate the Operating Partnership's $300 million unsecured revolving credit facility and to reduce the outstanding balance of the Operating Partnership's Credit Facility. The Credit Facility has an initial maturity of September 1999, which the Operating Partnership may, at its option, extend for up to one year. The debt retired had a weighted average interest rate of 6.29%.

     In conjunction with the CPI Merger, the Operating Partnership and SPG, as co-obligors, closed a $1.4 billion unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals
(i) $450 million on the nine-month anniversary of the closing (ii) $450 million on the eighteen-month anniversary of the closing and (iii) $500 million on the two-year anniversary of the closing. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. The Operating Partnership drew the entire $1.4 billion available on the Merger Facility, along with $237 million on the Credit Facility, to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as closing costs associated with the CPI Merger. Financing costs of $9.5 million, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

     In conjunction with the CPI Merger, RPT, a REIT, and the 99.999% owned subsidiary of the Operating Partnership, took title for substantially all of the CPI assets and assumed $825 million of unsecured notes (the "CPI Notes"), as described in Note 3 to the financial statements. As a result, the CPI Notes are structurally senior in right of payment to holders of other unsecured notes of the Operating Partnership to the extent of the assets of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other Operating Partnership unsecured notes. The CPI Notes pay interest semiannually, and bear interest ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.6 years).
The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum Net Worth ratios. Additionally, consolidated mortgages totaling $2.1 million, and a pro-rata share of $92.0 million of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall, the Operating Partnership began accounting for that Property using the consolidated method of accounting, adding $50.7 million to consolidated indebtedness. A net premium of $19.2 million was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

     During the second quarter, SPG Properties issued 2,957,335 shares of its common stock in private offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the Operating Partnership in exchange for a like number of Units. The Operating Partnership used the net proceeds for general working capital purposes.

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

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87.3 million, which included the assumption of a $28.9 million mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.
<Page 20>
     During 1998, in a series of transactions, the Operating Partnership has acquired additional 35% ownership interests in Lakeline Mall and Lakeline Plaza for 319,390 Units in the Operating Partnership valued at approximately $10.5 million and $4.2 million in cash. These acquisitions increased the Operating Partnership's ownership interest in these Properties to a noncontrolling 85%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with Macerich, acquired a portfolio of twelve regional malls and two community centers comprising approximately 10.7 million square feet of GLA at a purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998, which was subsequently retired.

     On April 15, 1998, the Operating Partnership purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255 thousand.

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG Properties' common stock, valued at approximately $17.2 million. The Operating Partnership issued 519,889 Units to SPG Properties as consideration for the shares of common stock.

     Effective June 1, 1998, the Operating Partnership sold The
Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, the Operating Partnership sold Southtown Mall for $3.3 million and recorded a $7.2 million loss on the transaction.

     Portfolio Restructuring. As a continuing part of the Operating Partnership's long-term strategic plan, management is evaluating the potential sale of the Operating Partnership's non-retail holdings, along with a number of retail assets that are no longer aligned with the Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

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

     Construction continues on the following development projects: The Shops at Sunset Place, an approximately $150 million, 37.5%-owned, destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in December 1998 in South Miami, Florida and Concord Mills, an approximately $216 million, 50%-owned value-oriented super regional mall project, is scheduled to open in the fall of 1999 in Concord
(Charlotte), North Carolina.

     As part of the CPI Merger, the Operating Partnership assumed CPI's 50% noncontrolling ownership in the approximately $246 million Mall of Georgia development project. This approximately 1.5 million square-foot regional mall development is located in Gwinnett County, Georgia in a suburb of Atlanta. Mall of Georgia is scheduled to open in August 1999. Adjacent to Mall of Georgia, the Operating Partnership is also developing a $38 million 444,000 square-foot community center, The Mall of Georgia Crossing.

     In addition, the Operating Partnership began construction on The Shops at North East Mall in Hurst, Texas during 1998. This 320,000 square-foot community center project is adjacent to North East Mall, and is scheduled to open in the fall of 1999.
<Page 21>
     On June 4, 1998, the Operating Partnership, Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, and Harvard Private Capital Group ("Harvard") announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. The Operating Partnership through an affiliated Management Company have contributed $15.0 million of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37.5 million over the next 12 to 18 months, subject to certain financial and other conditions. The agreement with BEG is structured to allow the Operating Partnership, Argo II and Harvard to collectively acquire a controlling interest in BEG over time.

     October of 1998 marked the opening of BEG's first project in Europe with the Phase I opening of a development in Krakow, Poland. This project is 100% leased and committed and features 390,000 square feet of selling space.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership's share of projected costs to fund all renovation and expansion projects in the fourth quarter of 1998 is approximately $150 million, with an addition $400 million projected for 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The Operating Partnership currently has six expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1998 completion dates and an additional six with 1999 completion dates. Included in consolidated investment properties at September 30, 1998 is approximately $221.8 million of construction in progress, with another $261.7 million in the unconsolidated joint venture investment properties.

     Distributions. The Operating Partnership declared a distribution of the previous quarters earnings of $0.5050 per Unit in each of the first three quarters of 1998. A special distribution of $0.4721 per Unit was declared on September 15, 1998 to align the time periods of distributions for the Operating Partnership and the SRC Operating Partnership under the definitive merger agreement. The special distribution is payable on November 20, 1998 to Unitholders of record on September 23, 1998. In addition, on October 21, 1998, the Operating Partnership declared a distribution of $0.0329 per paired-Unit, representing the balance of the Operating Partnership's regular quarterly distribution of $0.5050 for the third quarter. This distribution is also payable on November 20, 1998 to Unitholders of record on November 6, 1998. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $1.6406 per Series B preferred Unit and $2.9588 per Series C preferred Unit were paid during the first nine months of 1998.

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

     In August 1998, the Operating Partnership sold one-half of its 75% ownership in The Shops at Sunset Place construction project. The Operating Partnership now holds a 37.5% noncontrolling interest in this project, which is scheduled to open in December 1998. The Operating Partnership applied the proceeds against its investment in the project.

     Cash used in investing activities for the nine months ended September 30, 1998 of $2,007 million is primarily the result of the CPI Merger and other acquisitions of $1,881 million, $233 million of capital expenditures and $20 million of investments in and advances to the Management Company, partially offset by the net proceeds of $46 million from the sales of Sherwood Gardens, The Promenade and Southtown Mall and net distributions from unconsolidated entities of $136 million, which includes $59 million associated with the refinancing of Florida Mall, $33 million from The Source transactions described above, $30 million associated with The Shops at Sunset Place transaction described above and distributions of $8 million from the IBM Properties. The $20 million investment in the Management Company is primarily the $15 million investment in Group BEG described earlier. In addition to the $1,638 million paid in connection with the CPI Merger, acquisitions includes $240 million for the acquisition of the IBM Properties and $3 million for the acquisition of Cordova Mall. Capital expenditures includes development costs of $59 million, renovation and expansion costs of approximately $129 million and tenant costs and other operational capital expenditures of approximately $45 million.

     Cash provided by financing activities for the nine months ended September 30, 1998 was $1,547 million and includes net borrowings of $1,776 million primarily used to fund the CPI Merger and other acquisition and development activity and net proceeds from sales of common stock of $93 million, partially offset by distributions of $321 million.
<Page 22>
     Year 2000 Costs

     The Company and subsidiaries (including the Operating Partnership), hereafter referred to as " Simon Group", have undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on Simon Group's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of the approximately 230 Properties (the "Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on Simon Group's operations.

     The IT Component of the Year 2000 project is being managed by the information services department of Simon Group's who have actively involved other disciplines within Simon Group who are directly impacted by an IT component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of Simon Group's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

     Status of Project

          IT Component. Simon Group's primary operating, financial accounting and billing systems and Simon Group's standard primary desktop software have been determined to be Year 2000 ready. Simon Group's information services department has also completed its assessment of other "mission critical" applications within Simon Group and is currently implementing solutions to those applications in order for them to be Year 2000 ready. It is expected that the implementation of these mission critical solutions will be completed by September 30, 1999.

          Non-IT Component. The Non-IT Component includes the following phases: (1) an inventory of Year 2000 items which are determined to be material Simon Group's operations; (2) assigning priority to identified items; (3) assessing Year 2000 compliance status as to all critical items; (4) developing replacement or contingency plans based on the information collected in the preceding phases; (5) implementing replacement and contingency plans; and (6) testing and monitoring of plans, as applicable.

          Phase (1) is ongoing and is 70% complete. Phase (2) is complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 50% complete, the assessment of compliance status of key third party service providers is approximately 40% complete and the assessment of compliance status of inventoried components at the Properties is approximately 5% complete. Simon Group expects to complete phase (3) by December 31, 1998. The development of contingency or replacement plans (phase (4)) is scheduled to be completed by December 31, 1998. No such plans are currently in place. Implementation of contingency and replacement plans (phase (5)) is scheduled to commence during the first quarter of 1999 with any required testing (phase (6)) to be completed throughout the remainder of 1999.

     Costs. Simon Group estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount will be incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through September 30, 1998 are estimated at approximately $500 thousand. Such amounts are expensed as incurred. These estimates do not include the costs expended by Simon Group following the 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial, accounting and billings systems which allowed those systems to, among other things, become Year 2000 compliant.

     Risks. The most reasonably likely worst case scenario for Simon Group with respect to the Year 2000 problems would be disruptions in Simon Group's operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect Simon Group's results of operations.

     Simon Group has not yet completed all phases of its Year 2000 project and Simon Group is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on Simon Group's operations.
<Page 23>
     Seasonality

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

     Item 1:  Legal Proceedings

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. The plaintiffs allege in their complaint that Simon DeBartolo Group, L.P. (now Simon Property Group, L.P. or the Operating Partnership) engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the Operating Partnership against Jacobs in federal district court in New York, wherein the Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200 million, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the Operating Partnership will receive a favorable verdict. Based upon the information known to the Company at this time, in the opinion of Management, it is not expected that this action will have a material adverse effect on the Operating Partnership or SPG Properties.

     Item 4:  Submission of Matters to a Vote of Security Holders

     The Special Meeting of the stockholders of SPG Properties, Inc. (formerly SDG) was held on September 23, 1998. The matters submitted to the stockholders for a vote included (a) the approval and adoption of an amendment to the Amended and Restated Articles of Incorporation; and (b) the approval and adoption of the Agreement and Plan of Merger, dated as of February 18, 1998, by and among SDG, CPI and CRC (the "Merger Agreement").

     The Annual Meeting of the stockholders of SPG Properties, Inc. was held on September 23, 1998. The matters submitted to the stockholders for a vote included (a) the election of 11 directors to the Board of Directors; (b) the adoption of The 1998 Plan; and (c) the ratification of the appointment of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 1998.
<Page 24>
     The following table sets forth the results of voting on these matters.
                                               Number of    Number of
                                    Number of    Votes    Abstentions/
                                      Votes     AGAINST/   Broker Non-
             Matter                    FOR      WITHHELD      Votes
         Special Meeting

Approval and Adoption of
Amendment to the Amended and
Restated Articles of
Incorporation                       82,878,863  1,355,684       723,049
Approval and Adoption of the
Merger Agreement                    84,046,177    449,119       462,300
         Annual Meeting

Election of Directors:
Robert E. Angelica                  95,847,305  1,040,344
Birch Bayh                          95,841,972  1,045,677
Hans C. Mautner                     95,843,928  1,043,721
G. William Miller                   95,846,532  1,041,117
Pieter S. van den Berg              95,847,186  1,040,463
Melvin Simon                         3,200,000
Herbert Simon                        3,200,000
David Simon                          3,200,000
Richard S. Sokolov                   3,200,000
Frederick W. Petri                       4,000
M. Denise DeBartolo York                 4,000

Approval of The 1998 Plan           69,904,382  8,984,677    17,998,590
Ratification of Appointment of
Arthur Andersen LLP                 94,956,152    143,215     1,788,282

Members of the Board of Directors whose term of office as a director continued after the Annual Meeting other than those elected are J. Albert Smith, Jr. and Philip J. Ward.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

         None

<Page 25>
                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPG PROPERTIES, INC.


Date: November 23, 1998                 /s/ John Dahl
                                       John Dahl,
                                       Senior Vice President and
                                       Chief Accounting Officer
                                       (Principal Accounting
                                        Officer)

<Page 26>