Form 10-Q/A
period 1998-09-30
SPG PROPERTIES INC/MD/
filed 1999-03-31
CIK 912564

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q/A
                              (AMENDMENT NO.1)


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

<Page 01>

	SPG Properties, Inc. hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 1998, to correct disclosures in the notes to the unaudited consolidated condensed financial statements to reflect an adjustment required with regard to the allocation of the purchase price in connection with the CPI Merger (see Note 3).

                                  SIGNATURE


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPG PROPERTIES, INC.


                                          /s/ James M. Barkley
                                          ---------------------
                                          James M. Barkley,
                                          Secretary/General Counsel

                                          Date: March 29, 1999


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

     The Company accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is the acquiring company because the SDG common stockholders hold a majority of the common stock of the Company post-merger. The value of the consideration paid by SDG has been allocated on a preliminary basis to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $58,134. Goodwill will be amortized over the estimated life of the properties of 35 years. The allocation of the purchase will be finalized when the Operating Partnership completes its evaluation of the assets acquired and liabilities assumed and finalizes its operating plan.
<Page 07>
     The Operating Partnership contributed cash to CRC and the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in CRC, which were paired with the shares of common stock issued by the Company, and to obtain units of ownership interest ("Units") in the SRC Operating Partnership so that the limited partners of the Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the Operating Partnership. The cash contributed on behalf of its partners was accounted for as a distribution by the Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership in exchange for an ownership interest therein have been appropriately accounted for as capital infusion or equity transactions. The assets and liabilities of CRC have been reflected at historical cost. Adjusting said assets and liabilities to fair value would only have been appropriate if the SDG stockholders' beneficial interests in CRC exceeded 80%.

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

     Summary unaudited financial information of the Operating
Partnership and the Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follows:
<Page 09>
               INVESTMENT IN THE OPERATING PARTNERSHIP

                                            September 30,
BALANCE SHEETS                                  1998
Assets:
 Investment properties at cost, net           $ 10,859,016
Goodwill                                            58,134
 Cash and cash equivalents                          78,971
 Tenant receivables                                215,468
 Due from SRC                                        4,093
 Investment in and advances to Management
   Company and affiliates                          133,290
 Investments in partnerships and joint
   ventures, at equity                           1,203,118
 Other assets                                      308,125
                                             -------------
          Total assets                        $ 12,860,215

Liabilities and Shareholders' Equity:
  Mortgages and other indebtedness             $ 7,744,926
  Accounts payable, accrued expenses and
other liabilities                                  571,989
  Cash distributions and losses in
partnerships and joint ventures, at equity          25,836
                                            --------------
  Total liabilities                              8,342,751
  Shareholders' equity                           4,517,464
                                             -------------
Total liabilities and shareholders' equity   $  12,860,215

SPG Properties' Share of:
  Total assets                              $    6,285,939
  Shareholders' equity                      $    2,071,724

     OPERATING PARTNERSHIP'S INVESTMENT IN PARTNERSHIPS AND JOINT
VENTURES

                                            September 30,    December 31,
BALANCE SHEETS                                   1998            1997
Assets:
  Investment properties at cost, net         $ 4,131,774     $ 2,880,094
  Cash and cash equivalents                      144,919         101,582
  Tenant receivables                             141,360          87,008
  Other assets                                   129,983          71,548
                                            ------------    ------------
  Total assets                               $ 4,548,036     $ 3,140,232

Liabilities and Partners' Equity:
  Mortgages and other indebtedness           $ 2,819,094     $ 1,888,512
  Accounts payable, accrued expenses and
other liabilities                                227,631         212,543
                                            ------------     -----------
  Total liabilities                            3,046,725       2,101,055
  Partners' equity                             1,501,311       1,039,177
  Total liabilities and partners' equity     $ 4,548,036     $ 3,140,232

The Operating Partnership's Share of:
  Total assets                               $ 1,803,056     $ 1,082,232
                                           =============     ===========
  Partners' equity                          $    523,518    $    297,866
  Add: Excess Investment (See below)             653,764         293,711
                                            ------------    ------------
  The Operating Partnership's Net
Investment in Joint Ventures                 $ 1,177,282    $    591,577
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

     The amount due from SRC to the Operating Partnership of $4,093 at September 30, 1998 represents expenses paid by CPI in 1998, including legal, accounting, investment advisory and other costs, on behalf of SRC in connection with the CPI Merger.

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