Form 10-K405
period 1998-12-31
SPG PROPERTIES INC/MD/
filed 1999-04-12
CIK 912564

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

         Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
             Title of each class                          on which registered
             -------------------                         ---------------------
8 3/4% Series B Cumulative Redeemable Preferred Stock,  New York Stock Exchange
 $.0001 par value

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

                                YES [X]  NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Substantially all of the Registrant's common stock is held by Simon Property Group, Inc., which is an affiliate of the Registrant.

                      Documents Incorporated By Reference

   Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SPG PROPERTIES, INC.

                           Annual Report on Form 10-K
                               December 31, 1998

                               TABLE OF CONTENTS

Item No.                                                               Page No.
--------                                                               --------
                                     Part I

 1.Business...........................................................     1
 2.Properties.........................................................     6
 3.Legal Proceedings..................................................    28
 4.Submission of Matters to a Vote of Security Holders................    29

                                    Part II

 5.Market for the Registrant's Common Equity and Related Stockholder      30
Matters...............................................................
 6.Selected Financial Data............................................    31
 7.Management's Discussion and Analysis of Financial Condition and        31
Results of Operations.................................................
 7A.Quantitative and Qualitative Disclosure About Market Risk.........    42
 8.Financial Statements and Supplementary Data........................    42
 9.Changes in and Disagreements with Accountants on Accounting and        42
Financial Disclosure..................................................

                                    Part III

10.Directors and Executive Officers of the Registrant.................    43
11.Executive Compensation.............................................    43
12.Security Ownership of Certain Beneficial Owners and Management.....    43
13.Certain Relationships and Related Transactions.....................    43

                                    Part IV

14.Exhibits, Financial Statements, Schedules and Reports on Form 8-K..    44

                                    Part I

Item 1. Business

 Background

   SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties and its substantially wholly owned subsidiary, SD Property Group, Inc., are general partners of, and hold a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"). The interests in the SPG Operating Partnership represents the sole assets of SPG Properties and subsidiary. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

   As of December 31, 1998, the SPG Operating Partnership owned or held an interest in 240 income-producing properties, which consist of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, SPG Properties' direct and indirect ownership interests in the SPG Operating Partnership were 50.4% and 63.9%, respectively. At December 31, 1998, SPG's direct ownership interest in the SPG Operating Partnership was 21.2%, and through SPG's ownership of SPG Properties, SPG had direct and indirect ownership interests totaling 71.6%. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages Properties generally not wholly-owned by the SPG Operating Partnership and certain other properties, and also engages in certain property development activities. The SPG Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties.

 The CPI Merger

   For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, SDG, Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc ("CRC") combined their business operations (the "CPI Merger"). Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI and was renamed SPG Properties, Inc. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14 million in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

   Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

   Also in connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc.," CRC was renamed "SPG Realty Consultants, Inc." and SDG, LP was renamed "Simon Property Group, L.P."

   Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153 million) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see Note 9 to the financial statements of the SPG Operating Partnership)) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 Units and 5,053,580 preferred Units in the SPG Operating Partnership. The preferred partnership interests carry substantially the same economic terms and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

   For additional information concerning the CPI Merger, please see Note 3 to the financial statements of the SPG Operating Partnership.

   SPG Properties' outstanding publicly traded preferred stock was not impacted by the above business combination. Prior to the CPI Merger, SPG Properties and subsidiary accounted for their controlling interests in the SPG Operating Partnership using the consolidated method of accounting. As a result of the CPI Merger, SPG Properties and subsidiary are accounting for their noncontrolling interest in the SPG Operating Partnership using the equity method of accounting.

 The DRC Merger

   On August 9, 1996, the national shopping center business of DeBartolo Realty Corporation ("DRC") was acquired for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, SPG issued a total of 37,873,965 shares of common stock to the DRC shareholders. DRC became a 99.9% subsidiary of the SPG. SPG changed its name to "Simon DeBartolo Group, Inc." In addition, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DPMI, for $2.5 million in cash.

   For additional information concerning the DRC Merger, please see Note 4 to the financial statements of the SPG Operating Partnership.

 General

   As of December 31, 1998, the SPG Operating Partnership owned or held interests in a diversified portfolio of 240 income-producing Properties, including 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls located in 35 states. Regional malls (including specialty retail centers, and retail space in the mixed-use Properties), community centers and the remaining portfolio comprised 90.3%, 6.0%, and 3.7%, respectively of total consolidated rent revenues and tenant reimbursements in 1998. The value-oriented super-regional malls are not included in consolidated rent revenues and tenant reimbursements as they are all accounted for using the equity method of accounting. The Properties contain an aggregate of approximately 164.9 million square feet of GLA, of which 97.4 million square feet is owned by the SPG Operating Partnership ("Owned GLA"). More than 4,400 different retailers occupy more than 18,300 stores in the Properties. Total estimated retail sales at the Properties exceeded $31 billion in 1998.

 Operating Strategies

   The SPG Operating Partnership's primary business objectives are to increase per Unit cash generated from operations and the value of the Portfolio Properties and operations. The SPG Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

  Leasing. The SPG Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.

  Management. Drawing upon the expertise gained through management of a geographically diverse portfolio nationally recognized as high quality retail and mixed-use Properties, the SPG Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities directed towards establishing and maintaining customer loyalty, and systematic planning and monitoring of results.

  Acquisitions. The SPG Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for the SPG Operating Partnership to acquire additional portfolios of shopping centers and increase operating profit margins. Management also believes that its extensive experience in the shopping center business, access to capital markets, national operating scope, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, the SPG Operating Partnership may be able to acquire properties on a tax-advantaged basis for the transferors.

  Development. The SPG Operating Partnership's focus is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 1998, the SPG Operating Partnership opened two new community shopping centers. In March of 1998, the SPG Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. The SPG Operating Partnership owns 100% of this 196,000 square-foot community center. In addition, phase I of the approximately $34.0 million Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall property. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA opened in January of 1999 in South Miami, Florida. The SPG Operating Partnership owns a noncontrolling 37.5% of this specialty retail center.

   Construction also continues on the following projects, which have an aggregate construction cost of approximately $620 million, the SPG Operating Partnership's share of which is approximately $347 million:

  . Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

  . The Mall of Georgia, an approximately 1.5 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 444,000 square-foot community shopping center project, which is scheduled to open in October of 1999. Simon Group has a noncontrolling 50% ownership interest in each of these development projects.

  . In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Plaza and Waterford Lakes at a combined 1,243,000 square feet of GLA.

    The SPG Operating Partnership also has direct or indirect interests in eleven other parcels of land being held for future development in nine states totaling approximately 904 acres. Management believes the SPG Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

  Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1998, the SPG Operating Partnership completed construction and opened nine new expansion and/or renovation projects: Aventura Mall in Miami, Florida; Castleton Square in Indianapolis, Indiana; Independence Center in Independence, Missouri; Irving Mall in Irving, Texas; Prien Lake Mall in Lake Charles, Louisiana; Richardson Square in Dallas, Texas; Tyrone Square in St. Petersburg, Florida; Walt Whitman Mall in Huntington, New York; and West Town Mall in Knoxville, Tennessee.

  The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. The SPG Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

 Competition

   The SPG Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) the mall marketing initiatives of Simon Brand Ventures, which the SPG Operating Partnership believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the SPG Operating Partnership to be the leader in the industry.

   All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material effect on the SPG Operating Partnership's ability to lease space and on the level of rents the SPG Operating Partnership can obtain.

   There are numerous commercial developers, real estate companies and other owners of real estate that compete with the SPG Operating Partnership in its trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that the SPG Operating Partnership and its competitors develop and manage.

 Environmental Matters

   General Compliance. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances (see Item 3. Legal Proceedings). Nearly all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the SPG Operating Partnership. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities; that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management; that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of additional environmental liability.

   Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the SPG Operating Partnership in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

   Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All such tanks have been or are being removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters have not been and are not expected to be material.

   Properties to be Developed or Acquired. Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the SPG Operating Partnership will conduct environmental due diligence consistent with past practice.

 Employees

   The SPG Operating Partnership and its affiliates employ approximately, 6,300 persons at various centers and offices throughout the United States. Approximately 935 of such employees are located at the SPG Operating Partnership's headquarters in Indianapolis, Indiana, and approximately 1,075 of all employees are part-time.

 Insurance

   The SPG Operating Partnership has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its Properties. Management believes that such insurance provides adequate coverage.

 Corporate Headquarters

   Executive offices of SPG, SPG Properties and the SPG Operating Partnership are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is (317) 636-1600.

 Executive Officers of the Registrant

   The following table sets forth certain information with respect to the executive officers of SPG and SPG Properties as of December 31, 1998.

               Name           Age                    Position
               ----           ---                    --------
      Melvin Simon (1).......  72 Co-Chairman

      Herbert Simon (1)......  64 Co-Chairman

      David Simon (1)........  37 Chief Executive Officer

      Hans C. Mautner........  60 Vice Chairman

      Richard S. Sokolov.....  49 President and Chief Operating Officer

      Randolph L. Foxworthy..  54 Executive Vice President--Corporate
                                  Development

      William J. Garvey......  59 Executive Vice President--Property
                                  Development

      James A. Napoli........  52 Executive Vice President--Leasing

      John R. Neutzling......  46 Executive Vice President--Property Management

      James M. Barkley.......  47 General Counsel; Secretary

      Stephen E. Sterrett....  43 Treasurer

      John Rulli.............  42 Senior Vice President--Human Resources &
                                  Corporate Operations

      James R. Giuliano, III.  41 Senior Vice President

--------
(1) Melvin Simon is the brother of Herbert Simon and the father of David
    Simon.

   Set forth below is a summary of the business experience of the executive officers of SPG and SPG Properties. The executive officers serve at the pleasure of the Board of Directors and have served in such capacities since the formation of SPG in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov and Mr. Giuliano who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see
Item 10 of this report.

   Mr. Foxworthy is the Executive Vice President--Corporate Development. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with SPG since its formation in 1993.

   Mr. Garvey is the Executive Vice President--Property Development. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

   Mr. Napoli is the Executive Vice President--Leasing. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

   Mr. Neutzling is the Executive Vice President--Property Management. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

   Mr. Barkley serves as the General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

   Mr. Sterrett serves as the Treasurer. He joined MSA in 1989 and has held various positions with MSA.

   Mr. Rulli holds the position of Senior Vice President--Human Resources and Corporate Operations. He joined MSA in 1988 and has held various positions with MSA.

   Mr. Giuliano has served as Senior Vice President since the DRC Merger. He joined DRC in 1993, where he served as Senior Vice President and Chief Financial Officer up to the DRC Merger.

Item 2. Properties

 Portfolio Properties

   The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 152 regional malls in the Properties range in size from approximately 200,000 to 2.2 million square feet of GLA, with all but three regional malls over 400,000 square feet. These regional malls contain in the aggregate nearly 16,000 occupied stores, including over 600 anchors which are mostly national retailers. As of December 31, 1998, regional malls (including specialty retail centers, and retail space in the mixed-use Properties) represented 85.0% of total GLA, 79.9% of Owned GLA and 85.8% of total annualized base rent of the Properties.

   Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 77 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1998, community shopping centers represented 11.1% of total GLA, 13.7% of Owned GLA and 6.6% of the total annualized base rent of the Properties.

   The SPG Operating Partnership also has an interest in three specialty retail centers, five office and mixed-use Properties and three value-oriented super-regional malls. The specialty retail centers contain approximately 763,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The five office and mixed-use Properties range in size from approximately 350,000 to 1,033,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, two are located in mixed-use developments and contain primarily office space and one is solely office space. The value-oriented super-regional malls are each joint venture partnerships ranging in size from approximately 1.2 million to 1.3 million square feet of GLA. These include Arizona Mills, Grapevine Mills and Ontario Mills. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 1998, value-oriented super-regional malls represented 2.3% of total GLA, 3.7% of Owned GLA and 4.1% of the total annualized base rent of the Properties.

   As of December 31, 1998, approximately 89.9% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 98.2% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.4% of Owned GLA in the community shopping centers was leased.

   Of the 240 Properties, 172 are owned 100% by the SPG Operating Partnership and the remainder are held as joint venture interests. The SPG Operating Partnership is the managing or co-managing general partner of all but eight of the Properties held as joint venture interests.

                             Additional Information

   The following table sets forth certain information, as of December 31, 1998, regarding the Properties:

                                                          The SPG
                                                         Operating
                                     Ownership         Partnership's
                                Interest (Expiration    Percentage   Year Built or
           Name/Location           if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      ----------------------- -----------------------  ------------- ------------- --------- -------------------------
 REGIONAL MALLS
   1. Alton Square            Fee                          100.0     Acquired 1993   641,409  Famous Barr, JCPenney,
      Alton, IL                                                                               Sears

   2. Amigoland Mall          Fee                          100.0     Built 1974      558,622  Beall's, Dillard's,
      Brownsville, TX                                                                         JCPenney, Montgomery
                                                                                              Ward

   3. Anderson Mall           Fee                          100.0     Built 1972      637,924  Gallant Belk, JCPenney,
      Anderson, SC                                                                            Sears, Uptons, United
                                                                                              Artists Theatre

   4. Aurora Mall             Ground Lease (2009)          100.0     Acquired 1998   999,932  JCPenney, Foley's (3),
      Aurora, CO                                                                              Sears

   5. Aventura Mall (4)       Fee                           33.3     Built 1983    1,551,190  AMC Theatre,
      Miami, FL                                                                               Bloomingdales, Burdines
                                                                                              (5), JCPenney, Lord &
                                                                                              Taylor, Macy's, Sears

   6. Avenues, The            Fee                           25.0     Built 1990    1,112,206  Belk, Dillard's, Sears,
      Jacksonville, FL                                                                        Parisian, JCPenney

   7. Barton Creek Square     Fee                          100.0     Built 1981    1,369,938  Dillard's (3), Foley's,
      Austin, TX                                                                              General Cinema,
                                                                                              JCPenney, Sears,
                                                                                              Montgomery Ward

   8. Battlefield Mall        Fee and Ground Lease         100.0     Built 1970    1,198,759  Dillard's, Famous Barr,
      Springfield, MO         (2056)                                                          Montgomery Ward, Sears,
                                                                                              JCPenney

   9. Bay Park Square         Fee                          100.0     Built 1980      642,639  Kohl's, Montgomery
      Green Bay, WI                                                                           Ward, Shopko, Elder-
                                                                                              Beerman, Marcus Cinema

  10. Bergen Mall             Fee and Ground Lease         100.0     Acquired 1987   922,432  Value City, Stern's,
      Paramus, NJ             (6) (2061)                                                      Marshall's, Off 5th-
                                                                                              Saks Fifth Avenue
                                                                                              Outlet

  11. Biltmore Square         Fee (7)                       66.7     Built 1989      494,548  Belk, Dillard's,
      Asheville, NC                                                                           Proffitt's, Goody's

  12. Boynton Beach Mall      Fee                          100.0     Built 1985    1,064,137  Burdines, Macy's,
      Boynton Beach, FL                                                                       Sears, Dillard's (3)
                                                                                              (5), JCPenney

  13. Brea Mall               Fee                          100.0     Acquired 1998 1,302,126  JCPenney, Robinsons-
      Brea, CA                                                                                May, Nordstrom, Sears,
                                                                                              Macy's

  14. Broadway Square         Fee                          100.0     Acquired 1994   571,430  Dillard's, JCPenney,
      Tyler, TX                                                                               Sears

  15. Brunswick Square        Fee                          100.0     Built 1973      734,639  Barnes & Noble (5),
      East Brunswick, NJ                                                                      Brunswick Square
                                                                                              Movies, Macy's,
                                                                                              JCPenney

  16. Burlington Mall         Ground Lease (2048)          100.0     Acquired 1998 1,252,109  Lord & Taylor,
      Burlington, MA                                                                          Filene's, Macy's, Sears

  17. Castleton Square        Fee                          100.0     Built 1972    1,390,085  Galyan's, LS Ayres,
      Indianapolis, IN                                                                        Lazarus, JCPenney,
                                                                                              Sears, Von Maur

  18. Century III Mall        Fee (8)                       50.0     Built 1979    1,286,753  Lazarus, Kaufmann's,
      Pittsburgh, PA                                                                          JCPenney, Sears, T.J.
                                                                                              Maxx, Wickes Furniture

  19. Charlottesville Fashion Ground Lease (2076)          100.0     Acquired 1997   573,619  Belk (5), JCPenney,
      Square                                                                                  Sears
      Charlottesville, VA

  20. Chautauqua Mall         Fee                          100.0     Built 1971      435,790  The Bon Ton , Sears,
      Jamestown, NY                                                                           JCPenney, Office Max


                                                           The SPG
                                                          Operating
                                      Ownership         Partnership's
                                 Interest (Expiration    Percentage   Year Built or
           Name/Location            if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      ------------------------ -----------------------  ------------- ------------- --------- -------------------------
  21. Cheltenham Square        Fee                          100.0     Built 1981      633,073  Burlington Coat
      Philadelphia, PA                                                                         Factory, United Artists
                                                                                               Theatre, Home Depot,
                                                                                               Value City, Seaman's
                                                                                               Furniture, Shop Rite

  22. Chesapeake Square        Fee and Ground Lease          75.0     Built 1989      704,511  Dillard's (3),
      Chesapeake, VA           (2062) (7)                                                      JCPenney, Sears,
                                                                                               Montgomery Ward,
                                                                                               Hecht's (5)

  23. Cielo Vista Mall         Fee and Ground Lease         100.0     Built 1974    1,192,002  Dillard's (3),
      El Paso, TX              (9) (2027)                                                      JCPenney, Montgomery
                                                                                               Ward, Sears

  24. Circle Centre            Property Lease (2097)         14.7     Built 1995      800,929  Nordstrom, Parisian,
      Indianapolis, IN                                                                         United Artists Theatre,
                                                                                               Gameworks

  25. College Mall             Fee and Ground Lease         100.0     Built 1965      708,151  JCPenney, Lazarus, L.S.
      Bloomington, IN          (9) (2048)                                                      Ayres, Sears, Target

  26. Columbia Center          Fee                          100.0     Acquired 1987   772,583  Barnes & Noble, The Bon
      Kennewick, WA                                                                            Marche, Eastgate
                                                                                               Theatre, Lamonts,
                                                                                               JCPenney, Sears

  27. Coral Square             Fee                           50.0     Built 1984      944,466  Burdines (3),
      Coral Springs, FL                                                                        Dillard's, JCPenney,
                                                                                               Sears

  28. Cordova Mall             Fee                          100.0     Acquired 1998   841,398  Montgomery Ward,
      Pensecola, FL                                                                            Parisian, Dillard's (3)

  29. Cottonwood Mall          Fee                          100.0     Built 1996    1,044,369  Dillard's, Foley's,
      Albuquerque, NM                                                                          JCPenney, Mervyn's,
                                                                                               Montgomery Ward, United
                                                                                               Artists Theatre

  30. Crossroads Mall          Fee                          100.0     Acquired 1994   871,764  Dillard's, Sears,
      Omaha, NE                                                                                Younkers, Barnes &
                                                                                               Noble

  31. Crystal Mall (4)         Fee                           50.0     Acquired 1998   785,365  JCPenney, Filene's,
      Waterford, CT                                                                            Sears, Macy's

  32. Crystal River Mall       Fee                          100.0     Built 1990      426,124  Belk, Kmart, JCPenney,
      Crystal River, FL                                                                        Regal Cinema, Sears

  33. Dadeland Mall            Fee                           50.0     Acquired 1997 1,405,693  Lord & Taylor, Saks
      Miami, FL                                                                                Fifth Avenue

  34. DeSoto Square            Fee                          100.0     Built 1973      687,156  Burdines, JCPenney,
      Bradenton, FL                                                                            Sears, Dillard's, Regal
                                                                                               Cinema

  35. Eastern Hills Mall       Fee                          100.0     Built 1971      997,664  Sears, The Bon Ton,
      Buffalo, NY                                                                              JCPenney, Kaufmann's,
                                                                                               Burlington Coat Factory

  36. Eastland Mall            Fee                           50.0     Acquired 1998   911,838  JC Penney, De Jong's,
      Evansville, IN                                                                           Famous Barr, Lazarus

  37. Eastland Mall            Fee                          100.0     Built 1986      706,617  Dillard's, Hollywood
      Tulsa, OK                                                                                Cinema, JCPenney,
                                                                                               Mervyn's, Service
                                                                                               Merchandise

  38. Edison Mall              Fee                          100.0     Acquired 1997   986,971  Burdines (3),
      Fort Meyers, FL                                                                          Dillard's, JCPenney,
                                                                                               Sears

  39. Empire Mall (4)          Fee                           50.0     Acquired 1998 1,051,421  JCPenney, Younkers,
      Sioux Falls, SD                                                                          Sears, Daytons, (10)

  40. Fashion Mall at Keystone Ground Lease (2067)          100.0     Acquired 1997   651,671  Jacobsons, Parisian
      at the Crossing, The
      Indianapolis, IN

  41. Florida Mall, The        Fee                           50.0     Built 1986    1,119,813  Burdines (5),
      Orlando, FL                                                                              Dillard's, JCPenney,
                                                                                               Parisian, Saks Fifth
                                                                                               Avenue, Sears


                                                           The SPG
                                                          Operating
                                      Ownership         Partnership's
                                 Interest (Expiration    Percentage   Year Built or
           Name/Location            if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      ------------------------ -----------------------  ------------- ------------- --------- -------------------------
  42. Forest Mall              Fee                          100.0     Built 1973      483,695  JCPenney, Kohl's,
      Fond Du Lac, WI                                                                          Younkers, Sears,
                                                                                               Staples

  43. Forest Village Park Mall Fee                          100.0     Built 1980      418,354  JCPenney, Kmart
      Forestville, MD

  44. Fremont Mall             Fee                          100.0     Built 1966      199,710  1/2 Price Store,
      Fremont, NE                                                                              JCPenney

  45. Golden Ring Mall         Fee                          100.0     Built 1974      719,733  Caldor (11), Hecht's,
      Baltimore, MD                                                                            Montgomery Ward, United
                                                                                               Artists

  46. Granite Run Mall         Fee                           50.0     Acquired 1998 1,034,479  Boscovs, AMC Theatre,
      Media, PA                                                                                JCPenney, Sears

  47. Great Lakes Mall         Fee                          100.0     Built 1961    1,294,950  Dillard's (3), Regal
      Cleveland, OH                                                                            Cinema, Kaufmann's,
                                                                                               JCPenney, Sears

  48. Greenwood Park Mall      Fee                          100.0     Acquired 1979 1,278,298  JCPenney, JCPenney Home
      Greenwood, IN                                                                            Store, Lazarus, L.S.
                                                                                               Ayres, Sears, Service
                                                                                               Merchandise, Von Maur

  49. Gulf View Square         Fee                          100.0     Built 1980      802,938  Burdines, Dillard's,
      Port Richey, FL                                                                          Montgomery Ward,
                                                                                               JCPenney, Sears

  50. Gwinnett Place           Fee                           50.0     Acquired 1998 1,246,457  Parisian, Macy's,
      Duluth, GA                                                                               JCPenney, Rich's, Sears

  51. Haywood Mall             Fee                           50.0     Acquired 1998 1,243,472  Belk Simpson, JCPenney,
      Greensville, SC                                                                          Rich's, Sears,
                                                                                               Dillard's

  52. Heritage Park Mall       Fee                          100.0     Built 1978      637,356  Dillard's, Sears,
      Midwest City, OK                                                                         Montgomery Ward,
                                                                                               Service Merchandise

  53. Highland Mall (4)        Fee                           50.0     Acquired 1998 1,097,785  Dillard's (3), Foley's,
      Austin, TX                                                                               JCPenney

  54. Hutchinson Mall          Fee                          100.0     Built 1985      525,661  Cinema 8, Dillard's,
      Hutchinson, KS                                                                           JCPenney, Sears, Hobby
                                                                                               Lobby

  55. Independence Center      Fee                          100.0     Acquired 1994 1,025,758  The Jones Store Co.,
      Independence, MO                                                                         Dillard's, Sears

  56. Indian River Mall        Fee                           50.0     Built 1996      747,919  AMC Theatre, Burdines,
      Vero Beach, FL                                                                           Sears, JCPenney,
                                                                                               Dillard's

  57. Ingram Park Mall         Fee                          100.0     Built 1979    1,131,616  Dillard's (3), Foley's,
      San Antonio, TX                                                                          JCPenney, Sears,
                                                                                               Beall's

  58. Irving Mall              Fee                          100.0     Built 1971    1,098,560  Barnes & Noble,
      Irving, TX                                                                               Dillard's, Foley's,
                                                                                               General Cinema,
                                                                                               JCPenney, Mervyn's,
                                                                                               Sears,

  59. Jefferson Valley Mall    Fee                          100.0     Built 1983      589,444  Macy's, Sears, Service
      Yorktown Heights, NY                                                                     Merchandise, United
                                                                                               Artist Theatre

  60. Knoxville Center         Fee                          100.0     Built 1984      990,092  Dillard's, JCPenney,
      Knoxville, TN                                                                            Proffitt's, Regal
                                                                                               Cinema, Sears, Service
                                                                                               Merchandise

  61. La Plaza                 Fee and Ground               100.0     Built 1976      989,322  Dillard's, JCPenney,
      McAllen, TX              Lease (6) (2040)                                                Beall's, Foley's,
                                                                                               Sears, Service
                                                                                               Merchandise, Joe Brand-
                                                                                               Lady Brand

  62. Lafayette Square         Fee                          100.0     Built 1968    1,226,227  JCPenney, LS Ayres,
      Indianapolis, IN                                                                         Sears, Lazarus,
                                                                                               Waccamaw, Burlington
                                                                                               Coat Factory (5)

  63. Laguna Hills Mall        Fee                          100.0     Acquired 1997   868,731  JCPenney, Macy's, Sears
      Laguna Hills, CA


                                                      The SPG
                                                     Operating
                                 Ownership         Partnership's
                            Interest (Expiration    Percentage   Year Built or
         Name/Location         if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      ------------------- -----------------------  ------------- ------------- --------- -------------------------
  64. Lake Square Mall    Fee                           50.0     Acquired 1998   560,671  AMC 6 Theatres,
      Leesburg, FL                                                                        JCPenney, Sears, Belk,
                                                                                          Target

  65. Lakeland Square     Fee                           50.0     Built 1988      899,350  Belk, Burdines,
      Lakeland, FL                                                                        Dillard's (3),
                                                                                          JCPenney, Sears

  66. Lakeline Mall       Fee (12)                      85.0     Built 1995    1,102,847  Dillard's, Foley's,
      N. Austin, TX                                                                       Sears, JCPenney,
                                                                                          Mervyn's, Regal Cinema

  67. Lenox Square        Fee                          100.0     Acquired 1998 1,426,493  Neiman Marcus, Macy's,
      Atlanta, GA                                                                         Rich's, United Artists
                                                                                          Theatres

  68. Lima Mall           Fee                          100.0     Built 1965      752,802  Elder-Beerman, Sears,
      Lima, OH                                                                            Lazarus, JCPenney

  69. Lincolnwood Town    Fee                          100.0     Built 1990      441,131  Carson Pirie Scott,
      Center                                                                              JCPenney
      Lincolnwood, IL

  70. Lindale Mall (4)    Fee                           50.0     Acquired 1998   693,660  Younkers, Von Maur,
      Cedar Rapids, IA                                                                    Sears

  71. Livingston Mall     Fee                          100.0     Acuired 1998    985,659  Macy's, Sears, Lord &
      Livingston, NJ                                                                      Taylor

  72. Longview Mall       Fee                          100.0     Built 1978      616,608  Dillard's (3),
      Longview, TX                                                                        JCPenney, Sears,
                                                                                          Service Merchandise,
                                                                                          Beall's

  73. Machesney Park Mall Fee                          100.0     Built 1979      556,093  Bergners, JCPenney,
      Rockford, IL                                                                        Kerasotes Theatre,
                                                                                          Kohl's, Seventh Avenue
                                                                                          Direct

  74. Markland Mall       Ground Lease (2041)          100.0     Built 1968      390,901  Lazarus, Sears, Target
      Kokomo, IN

  75. McCain Mall         Ground Lease (13)            100.0     Built 1973      776,508  Dillard's, JCPenney,
      N. Little Rock, AR  (2032)                                                          M.M. Cohn, Sears

  76. Melbourne Square    Fee                          100.0     Built 1982      737,526  Belk, Burdines,
      Melbourne, FL                                                                       Dillard's (3), JCPenney

  77. Memorial Mall       Fee                          100.0     Built 1969      416,698  JCPenney, Kohl's, Sears
      Sheboygan, WI

  78. Menlo Park Mall     Fee                          100.0     Acquired 1997 1,299,492  Macy's, Nordstrom,
      Edison, NJ                                                                    (14)  Cineplex Odeon

  79. Mesa Mall (4)       Fee                           50.0     Acquired 1998   850,571  Sears, Herberger's,
      Grand Junction, CO                                                                  JCPenney, Target,
                                                                                          Mervyn's

  80. Metrocenter (4)     Fee                           50.0     Acquired 1998 1,303,516  Macy's, Dillard's,
      Phoenix, AZ                                                                         Robinsons-May,
                                                                                          JCPenney, Sears

  81. Miami               Fee                           60.0     Built 1982      972,340  Burdines (3), Sears,
      International Mall                                                                  Dillard's, JCPenney
      Miami, FL

  82. Midland Park Mall   Fee                          100.0     Built 1980      616,336  Dillard's (3),
      Midland, TX                                                                         JCPenney, Sears,
                                                                                          Beall's

  83. Miller Hill Mall    Fee                          100.0     Built 1973      800,808  JCPenney, Montgomery
      Duluth, MN                                                                          Ward, Sears, Younkers

  84. Mission Viejo Mall  Fee                          100.0     Built 1979      818,315  Macy's, Robinsons May
      Mission Viejo, CA                                                                   (3), Nordstrom (5),
                                                                                          Saks Fifth Avenue (5)

                                                             The SPG
                                                            Operating
                                        Ownership         Partnership's
                                   Interest (Expiration    Percentage   Year Built or
            Name/Location             if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      -------------------------- -----------------------  ------------- ------------- --------- -------------------------
  85. Mounds Mall                Ground Lease                 100.0     Built 1965      407,673  Elder-Beerman,
      Anderson, IN               (2033)                                                          JCPenney,
                                                                                                 Sears

  86. Muncie Mall                Fee                          100.0     Built 1970      656,715  JCPenney, L.S. Ayres,
      Muncie, IN                                                                                 Sears,
                                                                                                 Elder Beerman (3)

  87. Nanuet Mall                Fee                          100.0     Acquired 1998   913,844  Stern's, Macy's, Sears
      Nanuet, NY

  88. North East Mall            Fee                          100.0     Built 1971    1,141,429  Dillard's (3),
      Hurst, TX                                                                                  JCPenney, Montgomery
                                                                                                 Ward, Sears, Nordstrom
                                                                                                 (5), Saks Fifth
                                                                                                 Avenue (5)

  89. North Towne Square         Fee                          100.0     Built 1980      751,605  Lion, Montgomery Ward,
      Toledo, OH                                                                                 (10)

  90. Northfield Square          Fee(7)                        31.6     Built 1990      558,737  Cinemark Movies 10,
      Bradley, IL                                                                                Carson
                                                                                                 Pirie Scott (3) (5),
                                                                                                 JCPenney,
                                                                                                 Sears

  91. Northgate Mall             Fee                          100.0     Acquired 1987 1,104,888  The Bon Marche,
      Seattle, WA                                                                          (15)  Lamonts,
                                                                                                 Nordstrom, JCPenney

  92. Northlake Mall             Fee                          100.0     Acquired 1998   962,397  JCPenney, Parisian,
      Atlanta, GA                                                                                Macy's,
                                                                                                 Sears

  93. Northwoods Mall            Fee                          100.0     Acquired 1983   667,561  Famous Barr, JCPenney,
      Peoria, IL                                                                                 Sears

  94. Northpark Mall             Fee                           50.0     Acquired 1998 1,057,383  Von Maur, Younkers,
      Davenport, IA                                                                              Montgomery Ward,
                                                                                                 JCPenney, Sears

  95. Oak Court Mall             Fee                          100.0     Acquired 1997   842,406  Dillard's (3),
      Memphis, TN                                                                          (16)  Goldsmith's

  96. Orange Park Mall           Fee                          100.0     Acquired 1994   924,893  AMC 24 Theatre, Belk,
      Jacksonville, FL                                                                           Dillard's, JCPenney,
                                                                                                 Sears

  97. Orland Square              Fee                          100.0     Acquired 1997 1,224,891  Carson Pirie Scott,
      Orland Park, IL                                                                            JCPenney,
                                                                                                 Marshall Field, Plitt
                                                                                                 Theatres,
                                                                                                 Sears

  98. Paddock Mall               Fee                          100.0     Built 1980      559,552  Belk, Burdines,
      Ocala, FL                                                                                  JCPenney,
                                                                                                 Sears

  99. Palm Beach Mall            Fee                          100.0     Built 1967    1,024,470  Dillard's (5),
      West Palm Beach, FL                                                                        JCPenney,
                                                                                                 Sears, Lord & Taylor,
                                                                                                 Burdines

 100. Phipps Plaza               Fee                          100.0     Acquired 1998   820,654  AMC Theatres, Lord &
      Atlanta, GA                                                                                Taylor, Parisian, Saks
                                                                                                 Fifth
                                                                                                 Avenue

 101. Port Charlotte Town Center Ground Lease(7)               80.0     Built 1989      716,208  Burdines, Dillard's,
      Port Charlotte, FL         (2064)                                                          Montgomery Ward,
                                                                                                 JCPenney, Regal Cinema
                                                                                                 (5),
                                                                                                 Sears

 102. Prien Lake Mall            Fee and Ground               100.0     Built 1972      814,516  Dillards, JCPenney,
      Lake Charles, LA           Lease(6) (2025)                                                 Montgomery Ward,
                                                                                                 Sears, The White House

 103. Raleigh Springs Mall       Fee and Ground               100.0     Built 1979      907,220  Dillard's, Goldsmith's,
      Memphis, TN                Lease(6) (2018)                                                 JCPenney, Sears


                                                           The SPG
                                                          Operating
                                      Ownership         Partnership's
                                 Interest (Expiration    Percentage   Year Built or
           Name/Location            if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      ------------------------ -----------------------  ------------- ------------- --------- -------------------------
 104. Randall Park Mall        Fee                          100.0     Built 1976    1,580,786  Dillard's, Kaufmann's,
      Cleveland, OH                                                                            Casa LaSalle, JCPenney,
                                                                                               Magic Johnson Theatres
                                                                                               (5),
                                                                                               Sears, Burlington Coat
                                                                                               Factory

 105. Richardson Square        Fee                          100.0     Built 1977      746,569  Barnes & Noble,
      Dallas, TX                                                                               Dillard's,
                                                                                               Ross Dress for Less,
                                                                                               Sears,
                                                                                               Stein Mart, Montgomery
                                                                                               Ward

 106. Richmond Town Square     Fee                          100.0     Built 1966    1,004,897  JCPenney, Kaufmann's,
      Cleveland, OH                                                                            Sears, Sony Theatres
                                                                                               (5)

 107. Richmond Square          Fee                          100.0     Built 1966      385,326  Dillard's, JCPenney,
      Richmond, IN                                                                             Sears,
                                                                                               Office Max

 108. River Oaks Center        Fee                          100.0     Acquired 1997 1,336,138  Carson Pirie Scott,
      Calumet City, IL                                                                   (17)  Cineplex Odeon,
                                                                                               JCPenney,
                                                                                               Marshall Field, Sears

 109. Rockaway Townsquare      Fee                          100.0     Acquired 1998 1,238,788  Lord & Taylor,
      Rockaway, NJ                                                                             JCPenney,
                                                                                               Macy's, Sears

 110. Rolling Oaks Mall North  Fee                          100.0     Built 1988      757,972  Dillard's, Foley's,
      San Antonio, TX                                                                          Sears,
                                                                                               Regal Cinema

 111. Roosevelt Field Mall     Fee                          100.0     Acquired 1998 2,176,161  Bloomingdale's,
      Garden City, NY                                                                          JCPenney,
                                                                                               Nordstrom, Macy's,
                                                                                               Stern's

 112. Ross Park Mall           Fee                          100.0     Built 1986    1,275,231  Lazarus, JCPenney,
      Pittsburgh, PA                                                                           Kaufmann's, Sears,
                                                                                               Service Merchandise

 113. Rushmore Mall (4)        Fee                           50.0     Acquired 1998   836,409  JCPenney, Herberger's,
      Rapid City, SD                                                                           Sears, Target, (10)

 114. Santa Rosa Plaza         Fee                          100.0     Acquired 1998   698,363  Macy's, Mervyn's, Sears
      Santa Rosa, CA

 115. St. Charles Towne Center Fee                          100.0     Built 1990    1,053,318  Cineplex Odeon,
      Waldorf, MD                                                                              Hecht's,
                                                                                               JCPenney, Kohl's,
                                                                                               Sears,
                                                                                               Montgomery Ward,

 116. Seminole Towne Center    Fee                           45.0     Built 1995    1,153,793  Burdines, Dillard's,
      Sanford, FL                                                                              JCPenney, Parisian,
                                                                                               Sears
                                                                                               United Artists

 117. Smith Haven Mall         Fee                           25.0     Acquired 1995 1,343,321  Sterns, Macy's, Sears,
      Lake Grove, NY                                                                           JCPenney, Cineplex
                                                                                               Odeon

 118. Source, The              Fee                           25.0     Built 1997      730,177  ABC Home, Circuit City,
      Long Island, NY                                                                          Fortunoff, Loehmann's,
                                                                                               Nordstrom Rack, Off
                                                                                               5th-- Saks Fifth
                                                                                               Avenue, Old Navy,
                                                                                               Virgin Megastore

 119. South Hills Village      Fee                          100.0     Acquired 1997 1,118,773  Carmike Cinemas,
      Pittsburgh, PA                                                                           Kaufmann's, Lazarus,
                                                                                               Sears

 120. South Park Mall          Fee                          100.0     Built 1975      857,610  Burlington Coat
      Shreveport, LA                                                                           Factory, Dillard's,
                                                                                               JCPenney, Montgomery
                                                                                               Ward, Regal Cinema,
                                                                                               Stage

 121. South Shore Plaza        Fee                          100.0     Acquired 1998 1,447,783  Macy's, Filene's, Lord
      Braintree, MA                                                                            & Taylor, Sears

 122. Southern Hills Mall (4)  Fee                           50.0     Acquired 1998   752,588  Carmike Cinemas,
      Sioux City, IA                                                                           Younkers, Sears, Target


                                                        The SPG
                                                       Operating
                                   Ownership         Partnership's
                              Interest (Expiration    Percentage   Year Built or
          Name/Location          if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      --------------------- -----------------------  ------------- ------------- --------- -------------------------
 123. Southern Park Mall    Fee                          100.0     Built 1970    1,209,407  Dillard's, Kaufmann's,
      Youngstown, OH                                                                        JCPenney, Sears,
                                                                                            Tinseltown USA

 124. Southgate Mall        Fee                          100.0     Acquired 1988   321,417  Sears, Dillard's,
      Yuma, AZ                                                                              JCPenney, (10)

 125. SouthPark Mall        Fee                           50.0     Acquired 1998 1,034,182  JCPenney, Montgomery
      Moline, IL                                                                            Ward, Younkers, Sears,
                                                                                            Von Maur

 126. SouthRidge Mall (4)   Fee                           50.0     Acquired 1998   998,176  Carmike Cinemas, Sears,
      Des Moines, IA                                                                        Younkers, JCPenney,
                                                                                            Target, Montgomery Ward

 127. Summit Mall           Fee                          100.0     Built 1965      711,802  Dillard's (3),
      Akron, OH                                                                             Kaufmann's

 128. Sunland Park Mall     Fee                          100.0     Built 1988      920,590  General Cinemas,
      El Paso, TX                                                                           JCPenney, Mervyn's,
                                                                                            Sears, Dillard's,
                                                                                            Montgomery Ward

 129. Tacoma Mall           Fee                          100.0     Acquired 1987 1,285,895  The Bon Marche, Sears,
      Tacoma, WA                                                                            Nordstrom, JCPenney,
                                                                                            Mervyn's, Plitt
                                                                                            Theatres

 130. Tippecanoe Mall       Fee                          100.0     Built 1973      867,668  Kohl's, Lazarus, Sears,
      Lafayette, IN                                                                         L.S. Ayres, JCPenney

 131. Town Center at Boca   Fee                          100.0     Acquired 1998 1,326,957  Lord & Taylor, Saks
      Raton                                                                                 Fifth Avenue (5),
      Boca Raton, FL                                                                        Bloomingdale's,
                                                                                            Burdines, Sears

 132. Town Center at Cobb   Fee                           50.0     Acquired 1998 1,271,583  Parisian, Macy's,
      Atlanta, GA                                                                           Sears, JCPenney, Rich's

 133. Towne East Square     Fee                          100.0     Built 1975    1,148,628  Dillard's, Hollywood
      Wichita, KS                                                                           Cinema, JCPenney,
                                                                                            Sears, Service
                                                                                            Merchandise

 134. Towne West Square     Fee                          100.0     Built 1980      964,774  Dillard's, Sears,
      Wichita, KS                                                                           JCPenney, Montgomery
                                                                                            Ward, Service
                                                                                            Merchandise

 135. Treasure Coast Square Fee                          100.0     Built 1987      884,818  Burdines, Dillard's
      Jenson Beach, FL                                                                      (3), Sears, JCPenney,
                                                                                            United Artists Theatre

 136. Tyrone Square         Fee                          100.0     Built 1972    1,098,715  Borders (5), Burdines,
      St. Petersburg, FL                                                                    Dillard's, JCPenney,
                                                                                            Sears, AMC Theatre

 137. University Mall       Ground Lease (18)            100.0     Built 1967      565,331  JCPenney, M.M. Cohn,
      Little Rock, AR       (2026)                                                          Montgomery Ward

 138. University Mall       Fee                          100.0     Acquired 1994   711,279  McRae's, JCPenney,
      Pensacola, FL                                                                         Sears, United Artists

 139. University Park Mall  Fee                           60.0     Built 1979      942,289  LS Ayres, JCPenney,
      South Bend, IN                                                                        Sears, Marshall Fields

 140. Upper Valley Mall     Fee                          100.0     Built 1971      751,233  Lazarus, JCPenney,
      Springfield, OH                                                                       Sears,
                                                                                            Elder-Beerman, Chakeres
                                                                                            Theatres

 141. Valle Vista Mall      Fee                          100.0     Built 1983      655,724  Dillard's, Mervyn's,
      Harlingen, TX                                                                         Sears, JCPenney,
                                                                                            Marshalls, Beall's

 142. Valley Mall           Fee                           50.0     Acquired 1998   482,341  JCPenney, Belk,
      Harrisonburg, VA                                                                      Watsons, Wal-Mart

 143. Virginia Center       Fee                          100.0     Built 1991      791,099  Dillard's (3), Hecht's,
      Commons                                                                               JCPenney, Sears
      Richmond, VA


                                                         The SPG
                                                        Operating
                                    Ownership         Partnership's
                               Interest (Expiration    Percentage   Year Built or
          Name/Location           if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      ---------------------- -----------------------  ------------- ------------- --------- -------------------------
 144. Walt Whitman Mall      Ground Rent                   98.0     Acquired 1998   920,519  Lord & Taylor, Macy's,
      Huntington Station, NY (2012)                                                          Bloomingdale's,
                                                                                             Saks Fifth Avenue (5)

 145. Washington Square      Fee                          100.0     Built 1974    1,010,542  L.S. Ayres, Lazarus,
      Indianapolis, IN                                                                       Target (5), JCPenney,
                                                                                             Sears

 146. West Ridge Mall        Fee                          100.0     Built 1988    1,040,372  Dillard's, JCPenney,
      Topeka, KS (19)                                                                        Jones,
                                                                                             Sears, Montgomery Ward

 147. West Town Mall         Ground Lease                  50.0     Acquired 1991 1,337,566  Dillard's, JCPenney,
      Knoxville, TN          (2042)                                                          Parisian, Proffitt's,
                                                                                             Regal Cinema, Sears

 148. Westchester, The (20)  Fee                           50.0     Acquired 1997   829,053  Neiman Marcus,
      White Plains, NY                                                                       Nordstrom

 149. Westminster Mall       Fee                          100.0     Acquired 1998 1,091,488  Robinsons-May Home
      Westminster, CA                                                                        Store, JCPenney,
                                                                                             Robinsons-May,
                                                                                             Sears

 150. White Oaks Mall        Fee                           77.0     Built 1977      902,880  Bergner's, Famous Barr,
      Springfield, IL                                                                        Montgomery Ward, Sears

 151. Windsor Park Mall      Fee                          100.0     Built 1976    1,095,229  Dillard's (3),
      San Antonio, TX                                                                        JCPenney,
                                                                                             Mervyn's, Beall's,
                                                                                             Montgomery Ward,
                                                                                             Regal Cinema

 152. Woodville Mall         Fee                          100.0     Built 1969      792,915  Andersons, Sears,
      Toledo, OH                                                                             Elder-Beerman, (10)

---------------------------------------------------------------------------------------------------------------------
 VALUE-ORIENTED REGIONAL MALLS
   1. Arizona Mills (4)      Fee                           26.3     Built 1997    1,191,437  Burlington Coat
      Tempe, AZ                                                                              Factory,
                                                                                             Harkins Theater,
                                                                                             Mikasa,
                                                                                             Oshman's Supersport,
                                                                                             Off 5th- Saks Fifth
                                                                                             Avenue
                                                                                             Outlet, JCPenney
                                                                                             Outlet,
                                                                                             Mikasa, Rainforest
                                                                                             Cafe,
                                                                                             GameWorks, Hi Health,
                                                                                             Linens N Things

   2. Grapevine Mills (4)    Fee                           37.5     Built 1997    1,240,781  Books-A-Million,
      Grapevine                                                                              Burlington Coat
      (Dallas/Ft. Worth), TX                                                                 Factory,
                                                                                             Off 5th-- Saks Fifth
                                                                                             Avenue
                                                                                             Outlet, JCPenney
                                                                                             Outlet,
                                                                                             Rainforest Cafe, Group
                                                                                             USA,
                                                                                             Bed, Bath & Beyond,
                                                                                             AMC Theatres,
                                                                                             GameWorks,
                                                                                             American Wilderness (5)

   3. Ontario Mills (4)      Fee                           25.0     Built 1996    1,345,096  AMC Theatres, JCPenney
      Ontario, CA                                                                            Outlet, Burlington Coat
                                                                                             Factory,
                                                                                             Marshall's, Sports
                                                                                             Authority,
                                                                                             Dave & Busters, Group
                                                                                             USA, IWERKS, American
                                                                                             Wilderness
                                                                                             Experience, T.J. Maxx,
                                                                                             Foozles, Totally for
                                                                                             Kids,
                                                                                             Bed, Bath & Beyond,
                                                                                             Off Rodeo, Mikasa,
                                                                                             Virgin Megastore,
                                                                                             GameWorks,
                                                                                             Off 5th-Saks Fifth
                                                                                             Avenue
                                                                                             Outlet

                                                              The SPG
                                                             Operating
                                         Ownership         Partnership's
                                    Interest (Expiration    Percentage   Year Built or
             Name/Location             if Lease) (1)       Interest (2)    Acquired    Total GLA Anchors/Specialty Anchors
      --------------------------- -----------------------  ------------- ------------- --------- -------------------------
 SPECIALTY RETAIL CENTERS
   1. Forum Shops at              Ground Lease (2050)           (21)     Built 1992      479,756  --
      Caesars, The
      Las Vegas, NV

   2. Tower Shops, The            Space Lease (2051)            50.0     Built 1996       59,082  --
      Las Vegas, NV

   3. Trolley Square              Fee and Ground Lease          90.0     Acquired 1986   224,260  --
      Salt Lake City, UT          (22)
--------------------------------------------------------------------------------------------------------------------------
 OFFICE AND MIXED-USE PROPERTIES
   1. Fashion Centre at           Fee                           21.0     Built 1989      988,786  Sony Theatres, Macy's,
      Pentagon City,                                                                         (23) Nordstrom
      The Arlington, VA

   2. Lenox Building,             Fee                          100.0     Acquired 1998   348,152  --
      The Atlanta, GA

   3. New Orleans Centre/         Fee and Ground               100.0     Built 1988    1,032,755  Macy's, Lord & Taylor
      CNG Tower                   Lease (2084)                                              (24)
      New Orleans, LA

   4. O'Hare International Center Fee                          100.0     Built 1988      511,305  --
      Rosemont, IL                                                                          (25)

   5. Riverway                    Fee                          100.0     Acquired 1991   816,770  --
      Rosemont, IL                                                                           (26)

--------------------------------------------------------------------------------------------------------------------------
 COMMUNITY SHOPPING CENTERS
   1. Arboretum,                  Fee                           90.0     Acquired 1998   210,400  Barnes & Noble, The
      The Austin, TX                                                                              Arbor Theater, The
                                                                                                  Pottery Barn

   2. Arvada Plaza                Fee                          100.0     Built 1966       96,831  King Soopers
      Arvada, CO

   3. Aurora Plaza                Ground Lease (2058)          100.0     Built 1965      150,209  King Soopers,
      Aurora, CO                                                                                  MacFrugel's Bargains,
                                                                                                  Super Saver Cinema

   4. Bloomingdale Court          Fee                          100.0     Built 1987      598,531  Best Buy, T.J. Maxx N
      Bloomingdale, IL                                                                            More, Cineplex Odeon,
                                                                                                  Frank's
                                                                                                  Nursery, Marshalls,
                                                                                                  Office Max,
                                                                                                  Old Navy, Service
                                                                                                  Merchandise, Wal-Mart,
                                                                                                  Dress Barn

   5. Boardman Plaza              Fee                          100.0     Built 1951      650,812  AMES, Burlington Coat
      Youngstown, OH                                                                              Factory, Dunham's
                                                                                                  Sporting Goods,
                                                                                                  Giant Eagle, Michael's,
                                                                                                  Stein
                                                                                                  Mart, T.J. Maxx, Reyers
                                                                                                  Outlet

   6. Bridgeview Court            Fee                          100.0     Built 1988      280,299  Dominick's (11)
      Bridgeview, IL

   7. Brightwood Plaza            Fee                          100.0     Built 1965       41,893
      Indianapolis, IN

   8. Buffalo Grove               Fee                          100.0     Built 1988      134,144  Buffalo Grove Theatres
      Towne Center                                                                                Eagle Country Market
      Buffalo Grove, IL

   9. Celina Plaza                Fee and Ground               100.0     Built 1978       32,622  General Cinema
      El Paso, TX                 Lease (27) (2027)

  10. Century Mall (28)           Fee                          100.0     Acquired 1982   415,245  Burlington Coat
      Merrillville, IN                                                                            Factory, Montgomery
                                                                                                  Ward

  11. Charles Towne Square        Fee                          100.0     Built 1976      205,399  Montgomery Ward,
      Charleston, SC (29)                                                                         Regal Cinema


                                                              The SPG
                                                             Operating
                                         Ownership         Partnership's
                                    Interest (Expiration    Percentage   Year Built or  Total
             Name/Location             if Lease) (1)       Interest (2)    Acquired      GLA   Anchors/Specialty Anchors
      --------------------------- -----------------------  ------------- -------------  -----  -------------------------
  12. Chesapeake, Center          Fee                          100.0     Built 1989    305,904  Movies 10, Phar Mor, K-
      Chesapeake, VA                                                                            Mart, Service
                                                                                                Merchandise

  13. Cobblestone Court           Fee and Ground Lease          35.0     Built 1993    265,603  Dick's Sporting Goods,
      Victor, NY                  (9) (2038)                                                    Kmart, Office Max

  14. Cohoes Commons              Fee and Ground Lease         100.0     Built 1984    262,768  Bryant & Stratton
      Rochester, NY               (6) (2032)                                                    Business
                                                                                                Institute, (10), (11)

  15. Countryside Plaza           Fee and Ground Lease         100.0     Built 1977    435,532  Best Buy, Builders
      Countryside, IL             (9) (2058)                                                    Square, Old Country
                                                                                                Buffet, K-Mart

  16. Crystal Court               Fee                           35.0     Built 1989    284,743  Cub Foods, Wal-Mart,
      Crystal Lake, IL                                                                          Service Merchandise,
                                                                                                (10)

  17. Eastgate Consumer Mall      Fee                          100.0     Acquired 1981 464,294  Burlington Coat
      Indianapolis, IN (28)                                                                     Factory, General Cinema

  18. Eastland Convenience Center Ground Lease (2075)           50.0     Acquired 1998 173,069  Kid "R" Us, Marshalls,
      Evansville, IN                                                                            Service Merchandise,
                                                                                                Toys "R" Us

  19. Eastland Plaza              Fee                          100.0     Built 1986    188,229  Marshalls, Target, Toys
      Tulsa, OK                                                                                 "R" Us

  20. Empire East (4)             Fee                           50.0     Acquired 1998 271,351  Carmike Cinemas,
      Sioux Falls, SD                                                                           Kohl's, Target

  21. Fairfax Court               Ground Lease (2052)           26.3     Built 1992    249,306  Circuit City
      Fairfax, VA                                                                               Superstore, Montgomery
                                                                                                Ward, Today's Man

  22. Forest Plaza                Fee                          100.0     Built 1985    413,889  Bed, Bath & Beyond,
      Rockford, IL                                                                              Kohl's, Marshalls,
                                                                                                Media Play,
                                                                                                Michael's, Factory Card
                                                                                                Outlet,
                                                                                                Office Max, T.J. Maxx

  23. Fox River Plaza             Fee                          100.0     Built 1985    324,905  Big Lots, Builders
      Elgin, IL                                                                                 Square, Kmart, Service
                                                                                                Merchandise, (10)

  24. Gaitway Plaza               Fee                           23.3     Built 1989    229,920  Books-A-Million,
      Ocala, FL                                                                                 Montgomery Ward, Office
                                                                                                Depot, T.J. Maxx

   25 Glen Burnie Mall (28)       Fee                          100.0     Built 1963    456,361  Montgomery Ward
      Glen Burnie, MD

  26. Great Lakes Plaza           Fee                          100.0     Built 1976    163,919  Best Buy, Circuit City,
      Cleveland, OH                                                                             Cost Plus, Home Place,
                                                                                                Michael's

  27. Great Northeast Plaza       Fee                           50.0     Acquired 1989 298,242  Sears, Phar Mor
      Philadelphia, PA

  28. Greenwood Plus              Fee                          100.0     Built 1979    188,480  Best Buy, Cinema I-IV,
      Greenwood, IN                                                                             Kohl's Griffith Park
                                                                                                Plaza

  29. Griffith Park Plaza         Ground Lease (2060)          100.0     Built 1979    274,230  Kmart, Service
      Griffith, IN                                                                              Merchandise

  30. Grove at Lakeland Square,   Fee                          100.0     Built 1988    215,591  Lakeland Square 10
      The Lakeland, FL                                                                          Theatre,
                                                                                                Wal-Mart, Sports
                                                                                                Authority

  31. Hammond Square              Space Lease (2011)           100.0     Built 1974     87,705  Burlington Coat
      Sandy Springs, GA                                                                         Factory, Service
                                                                                                Merchandise

  32. Highland Lakes Center       Fee                          100.0     Built 1991    478,017  Bed, Bath & Beyond,
      Orlando, FL                                                                               Goodings, Marshalls,
                                                                                                Ross Dress for Less,
                                                                                                Michael's, Movies 12,
                                                                                                Service Merchandise,
                                                                                                Office Max, Target

  33. Indian River Commons        Fee                           50.0     Built 1997    263,507  HomePlace, Lowe's,
      Vero Beach, FL                                                                            Office Max Service
                                                                                                Merchandise

  34. Ingram Plaza                Fee                          100.0     Built 1980    111,518  --
      San Antonio, TX


                                                             The SPG
                                                            Operating
                                        Ownership         Partnership's
                                   Interest (Expiration    Percentage   Year Built or  Total
            Name/Location             if Lease) (1)       Interest (2)    Acquired      GLA   Anchors/Specialty Anchors
      -------------------------- -----------------------  ------------- -------------  -----  -------------------------
  35. Keystone Shoppes           Ground Lease (2067)          100.0     Acquired 1997  29,140  --
      Indianapolis, IN

  36. Knoxville Commons          Fee                          100.0     Built 1987    180,463  Circuit City, Office
      Knoxville, TN                                                                            Max, Silk Tree Factory

  37. Lake Plaza                 Fee                          100.0     Built 1986    218,208  Mega Mart
      Waukegan, IL

  38. Lake View Plaza            Fee                          100.0     Built 1986    388,355  Best Buy (30),
      Orland Park, IL                                                                          Dominick's, Ultra 3
                                                                                               (30), Factory Card
                                                                                               Outlet, Linens-N-Things
                                                                                               (30), Marshalls, Pet
                                                                                               Care Plus (30), Service
                                                                                               Merchandise, (10)

  39. Lakeline Plaza             Fee (12)                      85.0     Built 1998    262,050  Best Buy, Cost Plus,
      Austin, TX                                                                               Linens N Things, Office
                                                                                               Max, Old Navy,
                                                                                               Petsmart, Ross Dress
                                                                                               for Less, T.J. Maxx,
                                                                                               Party City, Toys "R"
                                                                                               Us, Ulta 3, (10)

  40. Lima Center                Fee                          100.0     Built 1978    201,154  AMES, Regal Cinema,
      Lima, OH                                                                                 Service Merchandise

  41. Lincoln Crossing           Fee                          100.0     Built 1990    161,337  PetsMart, Wal-Mart
      O'Fallon, IL

  42. Mainland Crossing          Fee (7)                       80.0     Built 1991    390,987  Sam's Club, Wal-Mart,
      Galveston, TX                                                                            Hobby Lobby

  43. Maplewood Square           Fee                          100.0     Built 1970    130,780  Bag N Save, Big Lots
      Omaha, NE

  44. Markland Plaza             Fee                          100.0     Built 1974    108,296  Service Merchandise
      Kokomo, IN

  45. Martinsville Plaza         Space Lease (2036)           100.0     Built 1967    102,162  Rose's
      Martinsville, VA

  46. Marwood Plaza              Fee                          100.0     Built 1962    105,785  Kroger
      Indianapolis, IN

  47. Matteson Plaza             Fee                          100.0     Built 1988    275,455  Dominick's, Michael's
      Matteson, IL                                                                             Arts & Crafts, Service
                                                                                               Merchandise, Value City

  48. Memorial Plaza             Fee                          100.0     Built 1966    129,202  Marcus Theatre, Office
      Sheboygan, WI                                                                            Max, (10)

  49. Mounds Mall Cinema         Fee                          100.0     Built 1974      7,500  Kerasotes Theater
      Anderson, IN

  50. Muncie Plaza               Fee                          100.0     Built 1998    172,651  Factory Card Outlet,
      Muncie, IN                                                                               Kohl's, OfficeMax, Shoe
                                                                                               Carnival, T.J. Maxx

  51. New Castle Plaza           Fee                          100.0     Built 1966     91,648  Goody's
      New Castle, IN

  52. North Ridge Plaza          Fee                          100.0     Built 1985    323,672  Best Buy, Cub Foods,
      Joliet, IL                                                                               Hobby Lobby, Office
                                                                                               Max, Service
                                                                                               Merchandise North
                                                                                               Riverside Park Plaza

  53. North Riverside Park Plaza Fee                          100.0     Built 1977    119,608  Dominick's
      North Riverside, IL

  54. Northland Plaza            Fee and Ground Lease         100.0     Built 1988    209,495  Marshalls, Phar-Mor,
      Columbus, OH               (6) (2085)                                                    Service Merchandise

  55. Northwood Plaza            Fee                          100.0     Built 1974    211,840  Cinema Grill, Target
      Fort Wayne, IN


                                                              The SPG
                                                             Operating
                                         Ownership         Partnership's
                                    Interest (Expiration    Percentage   Year Built or  Total
             Name/Location             if Lease) (1)       Interest (2)    Acquired      GLA   Anchors/Specialty Anchors
      --------------------------- -----------------------  ------------- -------------  -----  -------------------------
  56. Park Plaza                  Fee and Ground Lease         100.0     Built 1968    114,458  Big Lots
      Hopkinsville, KY            (6) (2039)

  57. Plaza at Buckland Hills,    Fee                           35.0     Built 1993    337,970  Toys "R" Us, Jo-Ann
      The Manchester, CT                                                                        Etc., Kids "R" Us,
                                                                                                Service Merchandise,
                                                                                                Comp USA, Linens-N-
                                                                                                Thing's, Party City
                                                                                                Filene's Basement

  58. Regency Plaza               Fee                          100.0     Built 1988    287,526  Sam's Wholesale, Wal-
      St. Charles, MO                                                                           Mart

  59. Ridgewood Court             Fee                           35.0     Built 1993    240,844  Home Quarters, T.J.
      Jackson, MS                                                                               Maxx,
                                                                                                Service Merchandise,
                                                                                                (10)

  60. Rockaway Convenience Center Fee                          100.0     Acquired 1998 135,283  ACME Food, American
      Rockaway, NJ                                                                              Multi Cinema, Discovery
                                                                                                Zone,
                                                                                                Kids "R" Us

  61. Royal Eagle Plaza           Fee                           35.0     Built 1989    199,118  Kmart, Stein Mart
      Coral Springs, FL

  62. St. Charles Towne Plaza     Fee                          100.0     Built 1987    434,964  Ames, Hechinger, Jo Ann
      Waldorf, MD                                                                               Fabrics, CVS, T.J.
                                                                                                Maxx,
                                                                                                Service Merchandise,
                                                                                                Shoppers Food Warehouse

  63. Teal Plaza                  Fee and Ground Lease         100.0     Built 1962    101,087  Circuit City (5),
      Lafayette, IN               (2007) (6)                                                    Hobby-Lobby,
                                                                                                The Pep Boys

  64. Terrace at The Florida Mall Fee                          100.0     Built 1989    332,980  Marshalls, Service
      Orlando, FL                                                                               Merchandise, Target,
                                                                                                Uptons, Waccamaw

  65. Tippecanoe Plaza            Fee                          100.0     Built 1974     94,739  Barnes & Noble
      Lafayette, IN                                                                             Bookseller,
                                                                                                Service Merchandise

  66. University Center           Fee                           60.0     Built 1980    150,548  Best Buy, Michaels,
      South Bend, IN                                                                            Service Merchandise

  67. Village Park Plaza          Fee                           35.0     Built 1990    503,113  Frank's Nursery,
      Westfield, IN                                                                             Galyan's,
                                                                                                Kohl's, Marsh, Regal
                                                                                                Cinemas,
                                                                                                Wal-Mart

  68. Wabash Village              Ground Lease (2063)          100.0     Built 1970    124,748  Kmart
      West Lafayette, IN

  69. Washington Plaza            Fee                          100.0     Built 1976     50,107  Kids "R" Us
      Indianapolis, IN

  70. West Ridge Plaza            Fee                          100.0     Built 1988    237,653  Magic Forest, Target,
      Topeka, KS                                                                                TJ Maxx, Toys "R" Us

  71. West Town Corners           Fee                           23.3     Built 1989    384,988  PetsMart, Wal-Mart,
      Altamonte Springs, FL                                                                     Service Merchandise,
                                                                                                Sports Authority, Winn
                                                                                                Dixie, (10)

  72. Westland Park Plaza         Fee                           23.3     Built 1989    163,154  Burlington Coat
      Orange Park, FL                                                                           Factory,
                                                                                                PetsMart, Sports
                                                                                                Authority,
                                                                                                Sound Advice

  73. White Oaks Plaza            Fee                          100.0     Built 1986    400,303  Cub Foods, Kids "R" Us,
      Springfield, IL                                                                           Kohl's, Office Max,
                                                                                                T.J. Maxx,
                                                                                                Toys "R" Us

  74. Wichita Mall (28)           Ground Lease (2022)          100.0     Built 1969    379,461  Cinema III (11),
      Wichita, KS                                                                               Dickinson
                                                                                                Cinema, Office Max,
                                                                                                Montgomery Ward

  75. Willow Knolls Court         Fee                           35.0     Built 1990    383,377  Kohl's, Phar-Mor,
      Peoria, IL                                                                                Sam's Wholesale Club,
                                                                                                Willow Knolls Theaters
                                                                                                14

  76. Wood Plaza                  Ground Lease (2045)          100.0     Built 1968     94,993  Country General
      Fort Dodge, IA


                                                              The SPG
                                                             Operating
                                         Ownership         Partnership's Year Built
                                    Interest (Expiration    Percentage       or
             Name/Location             if Lease) (1)       Interest (2)   Acquired  Total GLA Anchors/Specialty Anchors
      --------------------------- -----------------------  ------------- ---------- --------- -------------------------
  77. Yards Plaza, The            Fee                           35.0     Built 1990   273,097  Burlington Coat
      Chicago, IL                                                                              Factory, Montgomery
                                                                                               Ward
-----------------------------------------------------------------------------------------------------------------------
 PROPERTIES UNDER CONSTRUCTION
   1. Concord Mills               Fee                           37.5     (31)       1,421,018  Alabama Grill, AMC,
      Concord, NC                                                                              Bass Pro, Bed, Bath &
                                                                                               Beyond, Books-A-
                                                                                               Million, Burlington
                                                                                               Coat Factory, Group
                                                                                               USA, Jillian's, T.J.
                                                                                               Maxx, Embassy Suites
                                                                                               Hotel

   2. Mall of Georgia             Fee                           50.0     (32)       1,346,314  Barnes & Noble, Bed,
      Gwinnett County, GA                                                                      Bath & Beyond,
                                                                                               Dillard's, Galyan's,
                                                                                               Haverty's, JCPenney,
                                                                                               Lord & Taylor,
                                                                                               Nordstrom

   3. Mall of Georgia Crossing    Fee                           50.0     (33)         444,000  Best Buy, Nordstrom
      Gwinnett County, GA                                                                      Rack, Staples, Target,
                                                                                               T.J. Maxx N More,
                                                                                               Upton's

   4. Shops at Northeast Plaza,   Fee                          100.0     (34)         323,000  Bed, Bath, & Beyond,
      The Hurst, TX                                                                            Office Max, Michael's,
                                                                                               Nordstrom Rack, Pets
                                                                                               Mart, T.J. Maxx, Pary
                                                                                               City

   5. Shops at Sunset Place,      Fee                           37.5     (35)         500,000  NIKETOWN, AMC Theatres
      The Miami, FL                                                                            Virgin Megastore, Z
                                                                                               Gallerie, IMAX Theatre,
                                                                                               Barnes & Noble, Game
                                                                                               Works, FAO Schwarz

   6. Waterford Lakes Town Center Fee                          100.0     (36)         920,000  Barnes & Noble, Bed,
      Orlando, FL                                                                              Bath & Beyond, Office
                                                                                               Max, Party City, Regal
                                                                                               20-Plex, Ross Dress for
                                                                                               Less, Super Target,
                                                                                               T.J. Maxx, Waves Music
-----------------------------------------------------------------------------------------------------------------------

 (1) The date listed is the expiration date of the last renewal option available to the SPG Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.
 (2) The SPG Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners.
 (3) This retailer operates two stores at this Property.
 (4) This Property is managed by a third party.
 (5) Indicates anchor is currently under construction.
 (6) Indicates ground lease covers less than 15% of the acreage of this Property.
 (7) The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
 (8) Effective March 1, 1999, the SPG Operating Partnership acquired the remaining 50% interest in Century III Mall.
 (9) Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(10) Includes an anchor space currently vacant.
(11) Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement
(12) Effective January 29, 1999, the SPG Operating Partnership acquired the remaining 15% interest in Lakeline Mall and Lakeline Plaza.
(13) Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(14) Primarily retail space with approximately 59,174 square feet of office space.
(15) Primarily retail space with approximately 69,876 square feet of office space.
(16) Primarily retail space with approximately 119,964 square feet of office space.

(17) Primarily retail space with approximately 77,371 square feet of office space.
(18) Indicates one ground lease covers substantially all of the Property and a second ground lease covers the remainder.
(19) Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(20) The SPG Operating Partnership purchased the management contract on this Property during 1998.
(21) The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II, which opened in August 1997.
(22) Indicates a ground lease covers a pedestrian walkway and steps at this Property. The SPG Operating Partnership, as ground lessee, has the right to successive five-year renewal options, subject to specified exceptions.
(23) Primarily retail space with approximately 167,150 square feet of office space.
(24) Primarily retail space with 491,489 square feet of office space.
(25) Primarily office space with approximately 12,800 square feet of retail space.
(26) Primarily office space with approximately 24,300 square feet of retail space.
(27) Indicates ground lease covers outparcel.
(28) Effective December 31, 1997, Eastgate Consumer Mall, Glen Burnie Mall, Century Mall and Wichita Mall have been reclassified as community centers. These Properties are currently being operated and marketed to tenant operations which are typically included in community centers.
(29) The SPG Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(30) Subleased from TJX Companies.
(31) Scheduled to open during September 1999.
(32) Scheduled to open during August 1999.
(33) Scheduled to open during October 1999.
(34) Scheduled to open during November 1999.
(35) This Property opened in January 1999.
(36) Scheduled to open during November 1999.

 Land Held for Development

   The SPG Operating Partnership has direct or indirect ownership interests in eleven parcels of land being held for future development, containing an aggregate of approximately 904 acres located in nine states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the SPG Operating Partnership's significant base of commercially zoned land, together with the SPG Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

   The following table describes the acreage of the parcels of land being held for future development in which the SPG Operating Partnership has an ownership interest, as well as the ownership percentage of the SPG Operating Partnership's direct or indirect interest in each parcel:

                                                                     Ownership
        Location                                            Acreage Interest (1)
        --------                                            ------- ------------
      Bowie, MD............................................   93.7      100%
      Duluth, MN...........................................   11.2      100%
      Little Rock, AR......................................   97.0       50%
      Mt. Juliet, TN.......................................  109.3      100%
      Crystal River, FL....................................  204.5      100%
      Sanford, FL..........................................   77.2     22.5%
      Miami, FL............................................   41.7       60%
      Houston, TX..........................................  156.2       50%
      Rockaway, NJ.........................................   40.4      100%
      Garden City, NY......................................   44.6      100%
      Braintree, MA........................................   28.5      100%
                                                             -----
        Total..............................................  904.3
                                                             =====

--------
(1) The SPG Operating Partnership has a direct ownership interest in each parcel except Duluth, MN and Mt. Juliet, TN. The SPG Operating Partnership has the option to acquire those parcels from the Management Company.

   The Management Company has granted options to the SPG Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in the two parcels of land held for development, indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties. The Management Company may not sell its interest in any parcel subject to option without providing certain notice and first purchase rights to the SPG Operating Partnership.

   The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for nominal consideration in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof. The Management Company has granted to the SPG Operating Partnership the option to acquire (i) the Simons' partnership interests and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for nominal consideration plus the amount of all advances and outstanding debt.

 Joint Ventures

   At certain of the Properties held as joint-ventures, the SPG Operating Partnership and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

 Mortgage Financing on Properties

   The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the Property related debt in the aggregate amount of $706.0 million.

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                             (Dollars in thousands)

                                     Interest   Face Amount    Annual     Maturity
           Property Name               Rate     at 12/31/98 Debt Service    Date
           -------------             --------   ----------- ------------  --------
Consolidated Indebtedness:

Secured Indebtedness

Anderson Mall--1(1).................  6.57%      $ 19,000     $ 1,248(2)   9/15/02
Anderson Mall--2(1).................  7.01%         8,500         596(2)   9/15/02
Arboretum...........................  6.56%        34,000       2,232(2)   12/1/03
Barton Creek Square.................  8.10%        62,064       5,867     12/30/99
Battlefield Mall--1.................  7.50%        48,665       4,765       1/1/04
Battlefield Mall--2.................  6.81%        45,000       3,230       1/1/04
Biltmore Square.....................  7.15%        26,681       2,795       1/1/01
Bloomingdale Court(3)...............  8.75%        27,359       2,394(2)   12/1/00
Chesapeake Center...................  8.44%         6,563         554(2)   5/15/15
Chesapeake Square...................  7.28%        48,164       4,883       1/1/01
Cielo Vista Mall--1(4)..............  9.38%        55,185       5,639       5/1/07
Cielo Vista Mall--2.................  8.13%         1,940         189      11/1/05
Cielo Vista Mall--3(4)..............  6.76%        39,000       3,039       5/1/07
CMBS Loan--Fixed Component(5).......  7.27%       175,000      12,720(2)  12/15/07
CMBS Loan--Variable Component(5)....  6.16%        50,000       3,078(2)  12/15/07
College Mall--1(6)..................  7.00%        42,360       3,736       1/1/09
College Mall--2(6)..................  6.76%        12,000         857       1/1/09
Columbia Center.....................  7.62%        42,326       3,789      3/15/02
Crystal River.......................  7.06%(7)     16,000       1,130(2)    1/1/01
Eastgate Consumer Mall..............  6.00%(8)     22,929       1,376(2)   3/31/00
Eastland Mall(9)....................  6.81%        15,000       1,022(2)   9/15/02
Florida Mall, The...................  6.65%        90,000       5,985(2)   2/28/00
Forest Mall--1(9)...................  6.57%        12,800         841(2)   9/15/02
Forest Mall--2(9)...................  6.81%         2,750         187(2)   9/15/02
Forest Plaza(3).....................  8.75%        16,904       1,479(2)   12/1/00
Forest Village Park Mall--1(1)......  6.57%        20,600       1,353(2)   9/15/02
Forest Village Park Mall--2(1)......  7.01%         1,250          88(2)   9/15/02
Forum Phase I--Class A-1............  7.13%        46,997       3,349(2)   5/15/04
Forum Phase I--Class A-2............  6.19%        44,385       2,747(2)   5/15/04
Forum Phase II--Class A-1...........  7.13%        43,004       3,064(2)   5/15/04
Forum Phase II--Class A-2...........  6.19%        40,614       2,514(2)   5/15/04
Fox River Plaza(3)..................  8.75%        12,654       1,107(2)   12/1/00
Golden Ring Mall(9).................  6.57%        29,750       1,955(2)   9/15/02
Great Lakes Mall--1.................  6.74%        52,632       4,354       3/1/01
Great Lakes Mall--2.................  7.07%         8,489         724       3/1/99
Greenwood Park Mall--1(6)...........  7.00%        35,478       3,105       1/1/09
Greenwood Park Mall--2(6)...........  6.76%        62,000       4,428       1/1/09
Grove at Lakeland Square, The.......  8.44%         3,750         317(2)   5/15/15

                                  Interest    Face Amount    Annual    Maturity
          Property Name             Rate      at 12/31/98 Debt Service   Date
          -------------           --------    ----------- ------------ --------
Gulf View Square.................   8.25%       37,633       3,652      10/1/06
Highland Lakes Center............   6.56%(10)   14,377         944(2)    3/1/02
Hutchinson Mall--1(9)............   8.44%       11,523       1,108      9/15/02
Hutchinson Mall--2(9)............   6.81%        4,500         306(2)   9/15/02
Ingram Park Mall--1..............   8.10%       47,955       4,533     12/30/99
Ingram Park Mall--2..............   9.63%        7,000         674(2)  12/30/99
J.C. Penney/Net Leased
 (Chattanooga)...................   6.80%          847         274      5/31/02
Jefferson Valley Mall............   5.61%(11)   50,000       2,807(2)   1/12/00
Keystone at the Crossing.........   7.85%       64,194       5,085       7/1/27
La Plaza Mall....................   8.25%       49,475       4,677     12/30/99
Lake View Plaza(3)...............   8.75%       22,169       1,940(2)   12/1/00
Lima Mall--1.....................   7.12%       14,180       1,215       3/1/02
Lima Mall--2.....................   7.12%        4,723         405       3/1/02
Lincoln Crossing(3)..............   8.75%          997          87(2)   12/1/00
Longview Mall--1(1)..............   6.57%       22,100       1,452(2)   9/15/02
Longview Mall--2(1)..............   7.01%        5,500         386(2)   9/15/02
Mainland Crossing................   6.56%(10)    2,226         146(2)   3/31/02
Markland Mall(9).................   6.57%       10,000         657(2)   9/15/02
Matteson Plaza(3)................   8.75%       11,159         976(2)   12/1/00
McCain Mall--1(4)................   9.38%       25,768       2,721       5/1/07
McCain Mall--2(4)................   6.76%       18,000       1,402       5/1/07
Melbourne Square.................   7.42%       39,404       3,374       2/1/05
Miami International Mall.........   6.91%       46,483       3,758     12/21/03
Midland Park Mall--1(9)..........   6.57%       22,500       1,478(2)   9/15/02
Midland Park Mall--2(9)..........   6.81%        5,500         375(2)   9/15/02
The Shops at Mission Viejo.......   6.11%       37,559       2,296(2)   9/14/03
North East Mall..................  10.00%       21,934       2,475       9/1/00
North Riverside Park Plaza--1....   9.38%        3,918         452       9/1/02
North Riverside Park Plaza--2....  10.00%        3,617         420       9/1/02
North Towne Square(9)............   6.57%       23,500       1,544(2)   9/15/02
Northgate Shopping Center........   7.62%       79,035       7,075      3/15/02
Northlake Mall...................   8.00%        1,053         263      12/1/02
Orland Square....................   7.74%       50,000       3,871(2)    9/1/01
Paddock Mall.....................   8.25%       29,930       2,905      10/1/06
Palm Beach Mall..................   7.50%       50,471       4,803     12/15/02
Port Charlotte Town Center--1....   7.28%       45,583       3,857       1/1/01
Port Charlotte Town Center--2....   7.28%        7,148         591       1/1/01
Randall Park Mall--2.............   7.33%       35,000       2,566(2)   6/18/08
Regency Plaza(3).................   8.75%        1,878         164(2)   12/1/00
Richmond Towne Square............   6.06%       14,526          88(2)   7/15/03
River Oaks Center................   8.67%       32,500       2,818(2)    6/1/02
South Park Mall--1(1)............   7.25%       19,799       1,717      9/15/02
South Park Mall--2(1)............   7.01%        6,949         487(2)   9/15/02
South Shore......................   9.75%           82          66       4/1/00
St. Charles Towne Plaza(3).......   8.75%       30,742       2,690(2)   12/1/00
Sunland Park Mall(12)............   8.63%       39,506       3,773       1/1/26
Tacoma Mall......................   7.62%       92,474       8,278      3/15/02
Terrace at Florida Mall, The.....   8.44%        4,688         396(2)   5/15/15
Tippecanoe Mall--1(6)............   8.45%       46,255       4,647       1/1/05
Tippecanoe Mall--2(6)............   6.81%       16,000       1,149       1/1/05

                               Interest    Face Amount        Annual     Maturity
       Property Name             Rate      at 12/31/98     Debt Service    Date
       -------------           --------    -----------     ------------  --------
Towne East Square--1(6).....    7.00%          56,006          4,901       1/1/09
Towne East Square--2(6).....    6.81%          25,000          1,795       1/1/09
Treasure Coast Square.......    7.42%          53,218          4,714       1/1/06
Trolley Square--1...........    5.81%          19,000          1,104(2)   7/23/00(13)
Trolley Square--2...........    6.56%(10)       4,641            305(2)   7/23/00(13)
Trolley Square--3...........    6.56%(10)       3,500            230(2)   7/23/00(13)
University Park Mall........    7.43%          59,500          4,421(2)   10/1/07
Valle Vista Mall--1(4)......    9.38%          34,130          3,604       5/1/07
Valle Vista Mall--2(4)......    6.81%           8,000            626       5/1/07
West Ridge Plaza(3).........    8.75%           4,612            404(2)   12/1/00
White Oaks Mall.............    6.51%          16,500          1,074(2)    3/1/99
White Oaks Plaza(3).........    8.75%          12,345          1,080(2)   12/1/00
Windsor Park Mall--1........    8.00%           5,771            544       6/1/00
Windsor Park Mall--2........    8.00%           8,865            811       5/1/12
                                           ----------
    Total Secured
     Indebtedness...........               $2,865,241
                                           ----------

Unsecured Indebtedness

Simon Property Group, L.P. :
  Medium Term Notes--1......    7.13%         100,000          7,125(14)  6/24/05
  Medium Term Notes--2......    7.13%         180,000         12,825(14)  9/20/07
  Putable Asset Trust
   Securities...............    6.75%         100,000          6,750(14) 11/15/03
  Unsecured Term Loan.......    5.71%(15)      70,000           4,00(2)   1/31/00
  Unsecured Term Loan.......    6.14%          63,000           3,86(2)   1/31/00
  Unsecured Notes--1........    6.88%         250,000         17,188(14) 11/15/06
  Unsecured Notes--2A.......    6.75%         100,000          6,750(14)  7/15/04
  Unsecured Notes--2B.......    7.00%         150,000         10,500(14)  7/15/09
  Unsecured Notes--3........    6.88%         150,000         10,313(14) 10/27/05
  Unsecured Notes--4A.......    6.63%         375,000         24,844(14)  6/15/03
  Unsecured Notes--4B.......    6.75%         300,000         20,250(14)  6/15/05
  Unsecured Notes--4C.......    7.38%         200,000         14,750(14)  6/15/18
  Mandatory Par Put
   Remarketed Securities....    7.00%         200,000         14,000(14)  6/15/08
  CPI Merger Facility--1 (16).  5.71%         450,000         25,713(2)   6/24/99
  CPI Merger Facility--2 (16).  5.71%         450,000         25,713(2)   3/24/00
  CPI Merger Facility--3 (16).  5.71%         500,000         28,570(2)   9/24/00
  Unsecured Revolving Credit
   Facility (17)............    5.71%         368,000         21,028(2)   9/27/99
                                           ----------
                                            4,006,000
Shopping Center Associates:
  Unsecured Notes--SCA 1....    6.75%         150,000         10,125(14)  1/15/04
  Unsecured Notes--SCA 2....    7.63%         110,000          8,388(14)  5/15/05
                                           ----------
                                              260,000
The Retail Property Trust:
  Unsecured Notes--CPI 1....    9.00%         250,000         22,500(14)  3/15/02
  Unsecured Notes--CPI 2....    7.05%         100,000          7,050(14)   4/1/03
  Unsecured Notes--CPI 3....    7.75%         150,000         11,625(14)  8/15/04
  Unsecured Notes--CPI 4....    7.18%          75,000          5,385(14)   9/1/13
  Unsecured Notes--CPI 5....    7.88%         250,000         19,688(14)  3/15/16
                                           ----------
                                              825,000
                                           ----------
    Total Unsecured
     Indebtedness...........               $5,091,000
                                           ----------
    Total Indebtedness at
     Face Amounts...........               $7,956,241
    Net Premium on
     Indebtedness...........               $   16,140
                                           ----------
    Total Consolidated
     Indebtedness...........               $7,972,381(18)
                                           ==========

                                Interest    Face Amount        Annual     Maturity
        Property Name             Rate      at 12/31/98     Debt Service    Date
        -------------           --------    -----------     ------------  --------
Joint Venture Indebtedness
 (19):

Arizona Mills.................   6.36%(20)     140,984          8,972(2)    2/1/02
Aventura Mall--1..............   6.55%         141,000          9,231(2)    4/6/08
Aventura Mall--2..............   6.60%          25,400          1,675(2)    4/6/08
Aventura Mall--3..............   6.89%          33,600          2,314(2)    4/6/08
Avenues, The..................   8.36%          57,710          4,825(2)   5/15/03
Century III Mall..............   6.78%          66,000          4,475(2)    7/1/03
Circle Centre Mall............   5.50%(21)      60,000          3,302(2)   1/31/04
Cobblestone Court.............   7.22%(22)       6,180            446(2)  11/30/05
Concord Mills.................   6.41%          24,250          1,555(2)   12/2/03
Coral Square..................   7.40%          53,300          3,944(2)   12/1/00
Crystal Court.................   7.22%(22)       3,570            258(2)  11/30/05
Crystal Mall..................   8.66%          50,305          4,356(2)    2/1/03
Dadeland Mall.................   5.76%(23)     140,000          8,070(2)  12/10/00
Fairfax Court.................   7.22%(22)      10,320            745(2)  11/30/05
Gaitway Plaza.................   7.22%(22)       7,350            531(2)  11/30/05
Grapevine Mills...............   6.47%         155,000         10,029(2)   10/1/08
Great Northeast Plaza.........   9.04%          17,671          2,110       6/1/06
Gwinnett Place................   7.54%          39,866          3,412       4/1/07
Highland Mall--1..............   9.75%           7,651            746(2)   12/1/09
Highland Mall--2..............   8.50%             306             26(2)   10/1/01
Highland Mall--3..............   9.50%           2,896            275(2)   11/1/01
IBM CMBS Loan--Fixed Component
 (24).........................   7.40%         300,000         22,197(2)    5/1/06
IBM CMBS Loan--Floating
 Component(24)                   5.56%         185,000         10,290(2)    5/1/03
Indian River Commons..........   7.58%           8,399            637(25)  11/1/04
Indian River Mall.............   7.58%          46,602          3,532(25)  11/1/04
Lakeland Square...............   7.26%          52,421          4,368     12/22/03
Lakeline Mall.................   7.65%          72,927          6,300       5/1/07
Lakeline Plaza--1.............   5.44%(26)      30,500          1,659(2)    6/6/02
Mall of Georgia...............   7.09%         135,000          9,572(2)    7/1/10
Metrocenter...................   8.45%          31,181          2,635(2)   2/28/08
Northfield Square.............   9.52%          24,055          2,575       4/1/00
Ontario Mills--4..............   0.00%(27)       4,717              0(27) 12/28/09
Ontario Mills--5..............   6.75%         144,902          9,781(2)   11/2/08
Plaza at Buckland Hills, The..   7.22%(22)      17,680          1,276(2)  11/30/05
Ridgewood Court...............   7.22%(22)       7,980            576(2)  11/30/05
Royal Eagle Plaza.............   7.22%(22)       7,920            572(2)  11/30/05
Seminole Towne Center.........   6.88%          70,500          4,850(2)    1/1/06
Shops at Sunset Place, The....   6.31%(28)      87,180          5,505(2)   6/30/02
Smith Haven Mall..............   7.86%         115,000          9,039(2)    6/1/06
Source, The...................   6.65%         124,000          8,246(2)   11/6/08
Tower Shops, The..............   6.26%          13,500            846(2)   3/13/99
Town Center at Cobb...........   7.54%          50,794          4,347       4/1/07
Village Park Plaza............   7.22%(22)       8,960            647(2)  11/30/05
West Town Corners.............   7.22%(22)      10,330            746(2)  11/30/05
West Town Mall................   6.90%          76,000          5,244(2)    5/1/08
Westchester, The..............   8.74%         152,104         14,478       9/1/05
Westland Park Plaza...........   7.22%(22)       4,950            357(2)  11/30/05
Willow Knolls Court...........   7.22%(22)       6,490            469(2)  11/30/05
Yards Plaza, The..............   7.22%(22)       8,270            597(2)  11/30/05
                                            ----------
    Total Joint Venture
     Indebtedness at Face
     Amounts..................              $2,840,721
    Premium on Indebtedness...                  20,868
                                            ----------
    Total Joint Venture
     Indebtedness.............              $2,861,589(29)
                                            ==========

 (1) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (2) Requires monthly payments of interest only.
 (3) These ten Properties are cross-defaulted.
 (4) These three Properties are cross-collateralized.
 (5) Secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
 (6) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (7) LIBOR + 2.000%.
 (8) LIBOR + 1.000%, with LIBOR Capped at 5.000%.
 (9) Loans secured by these seven Properties are cross-collateralized and cross-defaulted.
(10) LIBOR + 1.500%.
(11) LIBOR + 0.550%, with LIBOR Capped at 8.700% through maturity.
(12) Lender also participates in a percentage of gross revenues above a specified base.
(13) July 23, 2000 is the earliest date on which the lender may call the bonds.
(14) Requires semi-annual payments of interest only.
(15) LIBOR + 0.650%.
(16) The Merger Facility bears interest at LIBOR + 0.65%. Interest rate swaps currently exist on $500,000 of this facility, which fix the LIBOR component at a weighted average rate of 5.06%. On February 4, 1999 the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. The net proceeds of which were used primarily to paydown the first maturity of the Merger Facility and the Credit Facility. (See
     Note 10 to the accompanying financial statements of the SPG Operating Partnership.)
(17) $1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate Caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/98, $880,800 was available after outstanding borrowings and letters of credit. The SPG Operating Partnership has the option to extend this facility for an additional year.
(18) Includes minority interest partners' share of consolidated indebtedness of ($129,809).
(19) As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.
(20) LIBOR + 1.300%, with LIBOR Capped at 9.500%.
(21) LIBOR + 0.440%, with LIBOR Capped at 8.81% through maturity.
(22) The interest rate on this cross-collateralized mortgage is fixed at 7.22% through November 1999 and thereafter the rate is the greater of 7.22% or 2.0% over the then current yield of a six month treasury bill selected by the lender.
(23) LIBOR + 0.700%.
(24) This $485 million Commercial Mortgages Notes is secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest rate protection agreement which Caps LIBOR at 11.67%.
(25) Loans require monthly interest payments only until they begin amortizing November, 2000.
(26) LIBOR + 0.375%.
(27) Beginning January 2000, this note will bear Interest at 6.00%.
(28) LIBOR + 1.250%.
(29) Includes outside partners' share of indebtedness of ($1,634,545).

Item 3. Legal Proceedings

   Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. The plaintiffs allege in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200 million, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

   Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of SPG Properties, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of SPG computed at the 0.68 Exchange Ratio used in the DRC Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to SPG to date, it is not expected that this action will have a material adverse effect on SPG, SPG Properties or the SPG Operating Partnership.

   Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7.8 million has been entered against all defendants. This judgment includes approximately $6.5 million of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The affiliate is seeking to overturn the award and has appealed the verdict. The affiliate's appeal is pending. Although management is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

   Browning-Ferris Industries of Illinois, et al. v. Richard Ter Maat, et al.
v. Craig J. Cain, et al., Case No. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third-Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (the "Affiliate") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the

Third-Party Defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site. In February 1996, the affiliate settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Since that date, the SPG Operating Partnership's third party casualty insurer responded to the SPG Operating Partnership's demand, has reimbursed the SPG Operating Partnership for its costs expended to date, and has further agreed to defend and indemnify the SPG Operating Partnership against any further loss, cost, or damage with respect to this matter.

   SPG, the SPG Operating Partnership and SPG Properties currently are not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on their financial positions or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

 Market Information

   There is no established public trading market for SPG Properties common stock, which is substantially wholly-owned by SPG. The following table sets forth for the periods indicated, the distributions declared per share of SPG Properties common stock:

                                                   Declared
                                                 Distribution
                                                 ------------
           1997
             1st Quarter........................   $0.4925
             2nd Quarter........................   $0.5050
             3rd Quarter........................   $0.5050
             4th Quarter........................   $0.5050

           1998
             1st Quarter........................   $0.5050
             2nd Quarter........................   $0.5050
             3rd Quarter........................   $0.5050
             4th Quarter........................   $0.5050(1)

--------
(1) Includes a $0.4721 distribution declared in the third quarter of 1998, but not payable until the fourth quarter of 1998, related to the CPI Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per share.

 Holders

   The number of holders of record of the shares of common stock of SPG Properties was 109 as of March 18, 1999.

 Unregistered Sales of Equity Securities

   SPG Properties did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 1998.

Item 6. Selected Financial Data

   The following table sets forth selected financial data for SPG Properties and the SPG Operating Partnership. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 As of or for the Year Ended December 3l,
                          ------------------------------------------------------
                           1998(1)    1997(1)    1996(1)      1995       1994
                          ---------- ---------- ---------- ---------- ----------
                                  (in thousands, except per share data)
OPERATING DATA (2):
  Total revenue.........  $  932,619 $1,054,167 $  747,704 $  553,657 $  473,676
  Equity in income of
   the SPG Operating
   Partnership (3)......      44,313        --         --         --         --
  Income before
   extraordinary items..     185,586    203,133    134,663    101,505     60,308
  Net income available
   to common
   shareholders.........  $  116,509 $  107,989 $   72,561 $   57,781 $   23,377

Distributions per common
 share (4)..............  $     2.02 $     2.01 $     1.63 $     1.97 $     1.90

BALANCE SHEET DATA:
  Cash and cash
   equivalents..........  $        0 $  109,699 $   64,309 $   62,721 $  105,139
  Total assets..........   2,108,291  7,662,667  5,895,910  2,556,436  2,316,860
  Mortgages and other
   indebtedness.........           0  5,077,990  3,681,984  1,980,759  1,938,091
  Shareholders' equity..  $2,108,291 $1,556,862 $1,304,891 $  232,946 $   57,307

Notes

(1) Notes 3, 4 and 7 to the accompanying financial statements of the SPG Operating Partnership describe the CPI Merger and the DRC Merger, which occurred on September 24, 1998 and August 9, 1996, respectively, and other 1998, 1997 and 1996 real estate acquisitions and development.
(2) SPG Properties does not report earnings per share, because substantially all of the common stock of SPG Properties is owned by SPG.
(3) See Note 2 to the accompanying financial statements of SPG Properties.
(4) Represents distributions declared per period, which, in 1996, includes a distribution of $0.1515 per share declared on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SPG Properties to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.

 Overview

   As of December 31, 1998, SPG Properties, including its consolidated subsidiary, held a 50.4% ownership interest in the SPG Operating Partnership. This investment is their sole asset and represents their only source of income. For these reasons, management has based the following discussion on the results of operations and financial position of the SPG Operating Partnership. Prior to the CPI Merger, SPG Properties (formerly Simon DeBartolo Group, Inc.) and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. As a result of the CPI Merger and related transactions, SPG Properties and subsidiary began accounting for their noncontrolling interests in the SPG Operating Partnership using the equity method of accounting.

   The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, the SPG Operating Partnership owns or holds an interest in 240 income-producing properties, which consist of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owns interests in one regional mall, one value-oriented super-regional mall, one specialty retail center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the attached financial statements of the SPG Operating Partnership for a description of the activities of the Management Company.

   Operating results of the SPG Operating Partnership for the two years ended December 31, 1998 and 1997, and their comparability to the respective prior periods, have been significantly impacted by a number of Property acquisitions and openings beginning in 1996. The greatest impact on results of operations has come from the CPI Merger (see Liquidity and Capital Resources), which was consummated as of the close of business on September 24, 1998, the merger with DeBartolo Realty Corporation (the "DRC Merger") which was completed on August 9, 1996, and the acquisition of Shopping Center Associates (the "SCA Acquisition"), which included a series of transactions from September 29, 1997 to June 1, 1998. In addition, the SPG Operating Partnership acquired ownership interests in or commenced operations of several other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting (the "Property Transactions"). The following is a listing of such transactions: On April 11, 1996, the SPG Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall for approximately $101 million. On July 31, 1996, the SPG Operating Partnership opened the approximately $75 million wholly-owned Cottonwood Mall in Albuquerque, New Mexico. On August 29, 1997, the SPG Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the SPG Operating Partnership acquired 100% of The Fashion Mall at Keystone at the Crossing, along with an adjacent community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, the SPG Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. On May 5, 1998, SPG acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. SPG transferred the interest to the SPG Operating Partnership in exchange for 519,889 Units. Please refer to "Liquidity and Capital Resources" for additional information on 1998 activity.

 Results of Operations

   Year Ended December 31, 1998 vs. Year Ended December 31, 1997

   Total revenue of the SPG Operating Partnership increased $346.0 million or 32.8% in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($131.0 million), the SCA Acquisition ($121.7 million), the Property Transactions ($48.2 million) and approximately $12.9 million of consolidated revenues realized from marketing initiatives throughout the portfolio from the SPG Operating Partnership's strategic marketing division, Simon Brand Ventures ("SBV"). Excluding these transactions, total revenues increased $32.3 million, primarily due to a $20.2 million increase in minimum rent, a $10.1 million increase in other income and a $3.8 million increase in tenant reimbursements. The increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in other income is primarily the result of increases in gains from sales of peripheral properties ($3.4 million) and interest income ($2.8 million) and a fee ($2.5 million) earned from CPI in connection with the sale of the General Motors Building in New York, New York. The increase in tenant reimbursements is offset by a $4.6 million increase in property operating expenses for comparable properties.

   Total operating expenses of the SPG Operating Partnership increased $183.0 million, or 31.7%, in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($70.7 million, including $26.0 million of depreciation and amortization), the SCA Acquisition ($66.6 million, including $20.9 million of depreciation and amortization) and the Property Transactions ($29.7 million, including $12.9 million of depreciation and amortization). Excluding these transactions, operating expenses increased $16.1 million or 2.8%, primarily due to increases in depreciation and amortization ($6.3 million), property operating expenses ($4.6 million) and advertising and promotion ($3.7 million). The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The increase in property operating expenses is offset by a $3.8 million net increase in tenant reimbursements.

   Interest expense of the SPG Operating Partnership increased $132.5 million, or 46.0% in 1998 as compared to 1997. This increase is primarily as a result of the CPI Merger ($45.8 million), the SCA Acquisition ($59.1 million) and the Property Transactions ($15.0 million) and incremental interest ($12.7 million) on borrowings under the Credit Facility to acquire the IBM Properties (See
Note 7 to the financial statements of the SPG Operating Partnership).

   The $7.3 million loss on the sale of an asset in 1998 is the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

   The SPG Operating Partnership's income from unconsolidated entities increased $9.0 million from $19.2 million in 1997 to $28.1 million in 1998, resulting from an increase in the SPG Operating Partnership's share of income from partnerships and joint ventures ($13.6 million), partially offset by a decrease in the SPG Operating Partnership's share of income from M.S. Management Associates Inc. (the "Management Company") ($4.6 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the addition of the IBM Properties ($14.5 million) and the CPI Merger ($6.8 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnerships' investment over their share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.7 million). The decrease in Management Company includes a $6.0 million decrease in development fee income.

   The $7.1 million loss from extraordinary items in 1998 is the result of prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt.

   Net income of the SPG Operating Partnership was $240.4 million in 1998, as compared to $203.2 million in 1997, reflecting an increase of $37.2 million, for the reasons discussed above, and was allocated to the SPG Operating Partnership's partners, including SPG Properties, based on their preferred unit preferences and weighted average ownership interests in the SPG Operating Partnership during the year. During 1998, SPG Properties was allocated $116.5 million of income from the SPG Operating Partnership for the Units it held in the SPG Operating Partnership and an additional $29.3 million for its preferred unit preference in the SPG Operating Partnership. During 1998, SPG was allocated $14.2 million of income of the SPG Operating Partnership for the Units it held directly in the SPG Operating Partnership and an additional $12.2 million for its preferred unit preference in the SPG Operating Partnership. The balance was allocated to the limited partners of the SPG Operating Partnership.

   Year Ended December 31, 1997 vs. Year Ended December 31, 1996

   Total revenue of the SPG Operating Partnership increased $306.5 million or 41.0% in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($234.1 million), the SCA Acquisition ($30.6 million) and the Property Transactions ($28.4 million). Excluding these transactions, total revenues increased $13.4 million, which includes a $15.4 million increase in minimum rent and a $7.1 million increase in tenant reimbursements, partially offset by a $7.5 million decrease in other income. The $15.4 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.4 million increase in rents from tenants operating under license agreements. The $7.1 million increase in tenant reimbursements is partially offset by a net increase in recoverable expenses. The $7.5 million decrease in other income is primarily the result of decreases in lease settlement income ($3.0 million), interest income ($1.3 million) and gains from sales of peripheral properties ($1.7 million).

   Total operating expenses of the SPG Operating Partnership increased $160.9 million, or 38.7%, in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($113.5 million), the SCA Acquisition ($15.9 million), the Property Transactions ($17.3 million), and the increase in depreciation and amortization ($10.1 million), primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

   Interest expense of the SPG Operating Partnership increased $85.6 million, or 42.4% in 1997 as compared to 1996. This increase is primarily as a result of the DRC Merger ($61.1 million), the SCA Acquisition ($13.9 million) and the Property Transactions ($9.1 million).

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

   The SPG Operating Partnership's income from unconsolidated entities increased from $9.5 million in 1996 to $19.2 million in 1997, resulting from an increase in the SPG Operating Partnership's share of the Management Company's income ($5.0 million) and an increase in its share of income from partnerships and joint ventures ($4.6 million). The increase in Management Company income is primarily the result of income realized through marketing initiatives ($2.0 million) and the SPG Operating Partnership's share of the Management Company's gains on sales of peripheral property ($1.9 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the DRC Merger ($4.9 million), the SCA Acquisition ($3.2 million), and the nonconsolidated joint-venture Properties acquired or commencing operations during 1997 ($5.0 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.8 million).

   Net income of the SPG Operating Partnership was $203.2 million in 1997, as compared to $131.1 million in 1996, reflecting an increase of $72.0 million, for the reasons discussed above, and was allocated to the SPG Operating Partnership's partners based on their preferred unit preferences and weighted average ownership interests in the SPG Operating Partnership during the year. During 1997, SPG Properties was allocated $108.0 million of income from the SPG Operating Partnership for the Units it held in the SPG Operating Partnership and an additional $29.2 million for its preferred units preference in the SPG Operating Partnership. The balance was allocated to the limited partners of the SPG Operating Partnership.

   Preferred distributions increased by $16.6 million to $29.2 million in 1997 as a result of SPG's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium Ratesm Preferred Stock on July 9, 1997, partially offset by a reduction in preferred distributions ($2.0 million) resulting from the conversion of the $100 million 8 1/8% Series A convertible preferred stock into 3,809,523 shares of common stock on November 11, 1997.

 Liquidity and Capital Resources

   As of December 31, 1998, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $124.5 million. In addition to its cash balance, the SPG Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $880.8 million available after outstanding borrowings and letters of credit at December 31, 1998. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of September 1999, with a one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

   Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

   Sensitivity Analysis. The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $15.5 million, and would decrease the fair value of debt by approximately $800 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.5 million, and would increase the fair value of debt by approximately $1.1 billion.

 Financing and Debt

   At December 31, 1998, the SPG Operating Partnership had consolidated debt of $7,972 million, of which $5,669 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2,303 million is variable-rate debt bearing interest at a weighted average rate of 6.1%. As of December 31, 1998, the SPG Operating Partnership had interest rate protection agreements related to $938 million of consolidated variable-rate debt. The SPG Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $263 thousand for the year ended December 31, 1998. This did not materially impact the SPG Operating Partnership's weighted average borrowing rates.

   The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $4,728 million, with $4,315 million thereafter. The SPG Operating Partnership together with the SRC Operating Partnership (See Note 1 to the financial statements of the SPG Operating Partnership) have a combined ratio of consolidated debt-to-market capitalization of 51.7% and 46.0% at December 31, 1998 and 1997, respectively. The increase is primarily the result of a 12.8% decrease in the estimated value of the Units.

   The following summarizes significant financing and refinancing transactions completed in 1998:

   Financings related to the CPI Merger. The cost of the CPI Merger (see below) included the issuance of 53,078,564 shares of common stock and 4,844,331 shares of 6.50% Series B Convertible Preferred Stock to the CPI shareholders. Each share of Series B Convertible Preferred Stock is convertible into 2.586 paired shares of common stock of the Companies, subject to adjustment under certain circumstances described in Note 11 of the financial statements of the SPG Operating Partnership. Also resulting from the CPI Merger, SPG became the issuer of 209,249 shares of 6.50% Series A Convertible Preferred Stock. Each share of which is convertible into 37.995 paired shares of the Companies' common stock, subject to adjustment under the same circumstances as SPG's 6.50% Series B Convertible Preferred Stock described above. On February 26, 1999, 150,000 of such shares were converted.

   As described in Note 3 to the financial statements of the SPG Operating Partnership, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see below)) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

   To finance the cash portion of the CPI Merger, the SPG Operating Partnership and SPG, as co-obligors, obtained a $1.4 billion unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and has stated maturities at the following intervals (i) $450 million on June 24, 1999, (ii) $450 million on March 24, 2000 and (iii) $500 million on September 24, 2000. In February 1999 the initial $450 million maturity was retired with proceeds from an unsecured debt offering, which is described below. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. SPG and the SPG Operating Partnership drew the entire $1.4 billion available on the Merger Facility, along with $237 million on the Credit Facility, to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as closing costs associated with the CPI Merger. Financing costs of $9.5 million, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

   Also in conjunction with the CPI Merger, the SPG Operating Partnership transferred substantially all of the CPI assets and $825 million of unsecured notes (the "CPI Notes") to Retail Property Trust ("RPT"), a 99.999% owned REIT subsidiary of the SPG Operating Partnership. As a result, the CPI Notes are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other SPG Operating Partnership unsecured notes. The CPI Notes pay interest semiannually, and bear interest ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.1 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum net worth ratios. Additionally, consolidated mortgages totaling $2.1 million, and a pro-rata share of $143.5 million of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall, the SPG Operating Partnership began accounting for that Property using the consolidated method of accounting, adding $50.7 million to consolidated indebtedness. A net premium of $19.2 million was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

   Secured Indebtedness. During 1998, the SPG Operating Partnership refinanced approximately $545 million of mortgage indebtedness on 19 of its Properties into four separate cross-collateralized and cross-defaulted pools. These refinancings included additional borrowings of approximately $270 million, which the SPG Operating Partnership used primarily to paydown the Credit Facility and for general working capital needs. The weighted average maturity of the indebtedness increased from approximately 5.6 years to 7.1 years, while the weighted average interest rates decreased from approximately 7.6% to 7.3%.

   Credit Facility. The maximum and average amounts outstanding during 1998 under the Credit Facility were $992 million and $584 million, respectively.

   Equity Financings. During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes. In addition, SPG issued 519,889 shares of common stock valued at $17.2 million to acquire the remaining 50.1% interest in Rolling Oaks Mall, which was transferred to the SPG Operating Partnership in exchange for 519,889 Units.

   Unsecured Notes. On June 22, 1998, the SPG Operating Partnership completed the sale of $1.075 billion of senior unsecured debt securities. The issuance included three tranches of notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003, (2) $300 million bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate a $300 million unsecured revolving credit facility and to reduce the outstanding balance of the Credit Facility.

   Additionally, on February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. The notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility. Following this offering, the SPG Operating Partnership had remaining $250 million on its debt shelf registration, under which debt securities may be issued.

 The CPI Merger

   For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc., Corporate Property Investors, Inc., and Corporate Realty Consultants, Inc., the CPI Merger was consummated. As a result, the consolidated results of operations include an additional 17 regional malls, two office buildings and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

   The total purchase price associated with the CPI Merger is approximately $5.9 billion including transaction costs and liabilities assumed. This included a per share dividend paid immediately prior to the CPI Merger to the holders of CPI common stock of (i) $90 in cash, (ii) 1.0818 additional shares of common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock. The dividend was paid on a total of 25,496,476 shares of CPI common stock.

   See Note 3 to the financial statements of the SPG Operating Partnership for additional information about the CPI Merger.

 Acquisitions and Disposals

   During 1998, in addition to the CPI Merger, the SPG Operating Partnership acquired 100% of one Property and additional interests in a total of 21 Properties for approximately $657 million, including the assumption of $271 million of indebtedness and 2,864,088 Units valued at approximately $93 million, with the remainder in cash financed primarily through the Credit Facility and working capital. These transactions resulted in the addition of approximately 11.8 million square feet of GLA to the portfolio.

   The SPG Operating Partnership and affiliates and several joint venture partners have collectively acquired a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated European retail real estate developer, lessor and manager. The SPG Operating Partnership and its affiliated Management Company, have contributed $27.5 million of equity capital for a 22% ownership interest and are committed to an additional investment of $28.7 million over the next 12 months, subject to certain financial and other conditions, including the SPG Operating Partnership's approval of development projects. The agreement with BEG is structured to allow the SPG Operating Partnership and affiliates and its joint venture partners to collectively acquire a controlling interest in BEG over time.

   Effective June 1, 1998, the SPG Operating Partnership sold The Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, the SPG Operating Partnership sold Southtown Mall for $3.3 million and recorded a $7.2 million loss on the transaction.

   See Note 4 to the financial statements of the SPG Operating Partnership for 1997 and 1996 acquisition activity.

   On February 25, 1999, the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. The SPG Operating Partnership expects to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's ultimate ownership to be between 30% to 50%.

   Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand and amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the SPG Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

   Portfolio Restructuring. As a continuing part of the SPG Operating Partnership's long-term strategic plan, management is evaluating the potential sale of non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

 Development Activity

   Development activities are an ongoing part of the SPG Operating Partnership's business. During 1998, the SPG Operating Partnership opened two new community shopping centers at a combined cost of approximately $47.3 million, adding 465,500 square-feet of GLA to the portfolio. Each of these new community centers is adjacent to an existing regional mall in the SPG Operating Partnership's portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA, opened in January of 1999 in South Miami, Florida. The SPG Operating Partnership owns a noncontrolling 37.5% of this specialty retail center.

   Construction also continues on the following projects, which have an aggregate construction cost of approximately $620 million, the SPG Operating Partnership's share of which is approximately $347 million:

  . Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

  . The Mall of Georgia, an approximately 1.5 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 444,000 square-foot community shopping center project, which is scheduled to open in October of 1999. The SPG Operating Partnership is funding 85% of the capital requirements of the project. The SPG Operating Partnership has a noncontrolling 50% ownership interest in each of these development projects after the return of its equity and a 9% return thereon.

  . In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Plaza and Waterford Lakes at a combined 1,243,000 square feet of GLA.

 Strategic Expansions and Renovations

   A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1998, the SPG Operating Partnership completed construction and opened nine new expansion and/or renovation projects: Aventura Mall in Miami, Florida; Castleton Square in Indianapolis, Indiana; Independence Center in Independence, Missouri; Irving Mall in Irving, Texas; Prien Lake Mall in Lake Charles, Louisiana; Richardson Square in Dallas, Texas; Tyrone Square in St. Petersburg, Florida; Walt Whitman Mall in Huntington, New York; and West Town Mall in Knoxville, Tennessee.

   The SPG Operating Partnership currently has five major expansion projects under construction at an aggregate cost of approximately $465 million, the SPG Operating Partnership's share of which is approximately $422 million:

  . A $146 million renovation and expansion of The Shops at Mission Viejo in Mission Viejo, California, including the additions of Nordstrom and Saks Fifth Avenue with expansions of Macy's and Robinsons-May is scheduled for completion in the winter of 1999. In addition, a new food court is scheduled to open late in 2000. The SPG Operating Partnership owns 100% of this mall.

  . North East Mall will have an additional 308,000 square feet of GLA including a 73,000 square foot small shop expansion, a new Nordstrom and Saks Fifth Avenue when its $103 million renovation and expansion project, which is scheduled to open in the fall of 2000, is complete. The SPG Operating Partnership owns 100% of this regional mall.

  . An approximately 200,000 square-foot small shop expansion of The Florida Mall in Orlando, Florida, as well as the addition of Burdines, is scheduled for completion in November of 1999. Expansions of Dillard's, Parisian and JCPenney are also included in this $86 million project. The SPG Operating Partnership has a noncontrolling 50% ownership interest in this project.

  . The $65 million expansion and renovation of Town Center at Boca Raton in Boca Raton, Florida includes the addition of Nordstrom, a relocation of Saks Fifth Avenue, a mall renovation and the expansions of Lord & Taylor and Bloomingdale's, with more than 100,000 additional square feet of small shops. This wholly-owned development project is scheduled for completion in the summer of 2000.

  . Richmond Town Square is in the middle of a $57 million renovation and expansion project which includes a new Kaufmann's and a JCPenney renovation that opened in November 1998, a Sears remodel and a new food court scheduled to open in May of 1999 and a new Sony Cinema scheduled to open early in 2000.

   The SPG Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction aggregating approximately $200 million, nearly all of which relates to wholly-owned Properties. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. The SPG Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

   It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

 Capital Expenditures

   Capital expenditures of the SPG Operating Partnership, excluding acquisitions, were $348 million, $332 million and $211 million for the periods ended December 31, 1998, 1997 and 1996, respectively.

                                                                 1998 1997 1996
                                                                 ---- ---- ----
      New Developments.......................................... $ 22 $ 80 $ 80
      Renovations and Expansions................................  250  197   86
      Tenant Allowances--Retail.................................   45   37   24
      Tenant Allowances--Offices................................    1    1    6
      Recoverable Capital Expenditures..........................   18   13   11
      Other.....................................................   12    4    4
                                                                 ---- ---- ----
        Total................................................... $348 $332 $211
                                                                 ==== ==== ====

 Distributions

   SPG Properties declared distributions on its common stock in 1998 aggregating $2.02 per share. On January 20, 1999, SPG Properties declared a distribution of $0.5050 per share payable on February 19, 1999. For federal income tax purposes, 1% of the 1998 common stock distributions represented a capital gain and 48% represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $2.19 per Series B preferred share and $3.95 per Series C preferred share were declared during 1998.

 Investing and Financing Activities

   In March 1998, the SPG Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the SPG Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the SPG Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the SPG Operating Partnership. The SPG Operating Partnership applied the distribution against its investment in The Source.

   In August 1998, the SPG Operating Partnership admitted an additional partner into the partnership which owns The Shops at Sunset Place for $35 million, which was distributed to the SPG Operating Partnership. The SPG Operating Partnership now holds a 37.5% noncontrolling interest in this Property, which opened in January 1999. The SPG Operating Partnership applied the distribution against its investment in the Property.

   Cash used by the SPG Operating Partnership in investing activities for the year ended December 31, 1998 of $2,099 million is primarily the result of the CPI Merger and other acquisitions of $1,943 million, $345 million of capital expenditures and $22 million of investments in and advances to the Management Company, partially offset by net distributions from unconsolidated entities of $140 million, cash received from acquired Properties of $17 million, net proceeds of $46 million from the sales of Sherwood Gardens, The Promenade and Southtown Mall and an $8 million decrease in restricted cash. In addition to the $1,659 million paid in connection with the CPI Merger, acquisitions includes $240 million for the acquisition of the IBM Properties, $41 million for the acquisition of Arboretum and $3 million for the acquisition of Cordova Mall. Capital expenditures includes development costs of $58 million, renovation and expansion costs of approximately $222 million and tenant costs and other operational capital expenditures of approximately $65 million. Development costs include $39 million for the Shops at Sunset Place and $14 million at Waterford Lakes. Net distributions from unconsolidated entities primarily consists of $55 million from Florida Mall, $33 million from The Source transactions described above, $30 million associated with The Shops at Sunset Place transaction described above and $12 million from the IBM Properties.

   Cash provided to the SPG Operating Partnership by financing activities for the year ended December 31, 1998 was $1,570 million and includes net borrowings of $1,914 million primarily used to fund the CPI Merger and other acquisition and development activity and contributions from SPG of the proceeds from the sales of its common stock of $93 million, partially offset by total distributions to minority interest partners of consolidated Properties, and partners in the SPG Operating Partnership of $437 million.

 Inflation

   Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the SPG Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the SPG Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the SPG Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

   However, inflation may have a negative impact on some of the SPG Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

 Year 2000 Costs

   The SPG Operating Partnership has undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on the SPG Operating Partnership's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on the SPG Operating Partnership's operations.

   The IT Component of the Year 2000 project is being managed by the information services department of the SPG Operating Partnership who have actively involved other disciplines within the SPG Operating Partnership who are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of the SPG Operating Partnership's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

 Status of Project

   IT Component. The SPG Operating Partnership's primary operating, financial accounting and billing systems and the SPG Operating Partnership's standard primary desktop software have been determined to be Year 2000 ready. The SPG Operating Partnership's information services department has also completed its assessment of other "mission critical" applications within the SPG Operating Partnership and is currently implementing solutions to those applications in order for them to be Year 2000 ready. It is expected that the implementation of these mission critical solutions will be complete by September 30, 1999.

   Non-IT Component. The Non-IT Component includes the following phases: (1) an inventory of Year 2000 items which are determined to be material to the SPG Operating Partnership's operations; (2) assigning priority to identified items; (3) assessing Year 2000 compliance status as to all critical items; (4) developing replacement or contingency plans based on the information collected in the preceding phases; (5) implementing replacement and contingency plans; and (6) testing and monitoring of plans, as applicable.

   Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 82% complete, the assessment of compliance status of key third party service providers is approximately 80% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 79% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 75% complete. The SPG Operating Partnership expects to complete Phase (3) by April 30, 1999. The development of contingency or replacement plans (Phase (4)) is scheduled to be completed by September 30, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) has commenced and will continue through 1999 to the extent Year 2000 issues are identified. Any required testing (Phase (6)) is to be completed throughout the remainder of 1999.

   Costs. The SPG Operating Partnership estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount will be incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through December 31, 1998 are estimated at approximately $500 thousand. Such amounts are expensed as incurred. These estimates do not include the costs expended by the SPG Operating Partnership following its 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

   Risks. The most reasonably likely worst case scenario for the SPG Operating Partnership with respect to the Year 2000 problems would be disruptions in operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect the SPG Operating Partnership's results of operations.

   The SPG Operating Partnership has not yet completed all phases of its Year 2000 project and the SPG Operating Partnership is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on the SPG Operating Partnership's operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated herein by reference to SPG Properties' definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I thereof.

Item 11. Executive Compensation

   The information required by this item is incorporated herein by reference to SPG Properties' definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to SPG Properties' definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by reference to SPG Properties' definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)
    (1)
      Financial Statements

                                                                            Page
                                                                            No.
                                                                            ----
          Report of Independent Public Accountants.......................    45
          SPG Properties, Inc.:
          Consolidated Balance Sheets as of December 31, 1998 and 1997...    46
          Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996...............................    47
          Consolidated Statements of Shareholders' Equity for the years
          ended December 31, 1998, 1997 and 1996.........................    48
          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996...............................    49
          Simon Property Group, L.P.:
          Consolidated Balance Sheets as of December 31, 1998 and 1997...    50
          Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996...............................    51
          Consolidated Statements of Partners' Equity for the years ended
          December 31, 1998, 1997 and 1996...............................    52
          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996...............................    53
          Notes to Financial Statements..................................    54
     (2)  Financial Statement Schedules Report of Independent Public
          Accountants....................................................    85
          Simon Property Group, L.P. Schedule III--Schedule of Real
          Estate and Accumulated Depreciation............................    86
          Notes to Schedule III..........................................    93
     (3)  Exhibits
          The Exhibit Index attached hereto is hereby incorporated by
          reference to this Item.........................................    94

   (b)
    Reports on Form 8-K

       One Form 8-K was filed during the fourth quarter ended December 31, 1998.

              On October 9, 1998 under Item 2--Acquisition or Disposition of Assets, SPG Properties filed a Form 8-K to announce the consummation of the merger by and among Simon DeBartolo Group, Inc. (the accounting predecessor to SPG Properties, Inc.), Corporate Property Investors, Inc. and Corporate Realty Consultants, Inc. (the predecessor to SPG Realty Consultants, Inc.). On December 8, 1998, SPG Properties filed an amendment to the October 9, 1998 Form 8-K to include, under Item 7--Financial Statements and Exhibits, pro forma financial information through September 30, 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Simon Property Group, Inc.:

   We have audited the accompanying consolidated balance sheets of SPG Properties, Inc. (a Maryland corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of SPG Properties, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, and the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Indianapolis, Indiana
February 17, 1999.

                              SPG PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                                                       (Dollars in thousands,
                                                      except per share amounts)
Assets:
  Investment in the SPG Operating Partnership........  $2,108,291   $      --
  Investment properties, at cost.....................         --     6,867,354
    Less--accumulated depreciation...................         --       461,792
                                                       ----------   ----------
                                                              --     6,405,562
  Cash and cash equivalents..........................         --       109,699
  Restricted cash....................................         --         8,553
  Tenant receivables and accrued revenue, net........         --       188,359
  Notes and advances receivable from Management
   Company and affiliates............................         --        93,809
  Investment in partnerships and joint ventures, at
   equity............................................         --       612,140
  Investment in Management Company and affiliates....         --         3,192
  Other investment...................................         --        53,785
  Deferred costs and other assets....................         --       164,413
  Minority interest..................................         --        23,155
                                                       ----------   ----------
      Total assets...................................  $2,108,291   $7,662,667
                                                       ==========   ==========
Liabilities:
  Mortgages and other indebtedness...................  $      --    $5,077,990
  Accounts payable and accrued expenses..............         --       245,121
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................         --        20,563
  Other liabilities..................................         --        67,694
                                                       ----------   ----------
      Total liabilities..............................         --     5,411,368
                                                       ----------   ----------
Commitments and Contingencies (See note 13 to the
 financial statements of the SPG Operating
 Partnership)
Limited Partners' Interest in the SPG Operating
 Partnership.........................................         --       694,437
Shareholders' Equity:
  Series B and C cumulative redeemable preferred
   stock, 12,200,000 shares authorized, 11,000,000
   issued and outstanding............................     339,329      339,061
  Common stock, $.0001 par value, 400,000,000 shares
   authorized, and 110,492,467 and 106,439,001 issued
   and outstanding, respectively.....................          11           10
  Class B common stock, $.0001 par value, 12,000,000
   shares authorized, 3,200,000 issued and
   outstanding.......................................           1            1
  Class C common stock, $.0001 par value, 4,000
   shares authorized, issued and outstanding.........         --           --
  Capital in excess of par value.....................   2,176,267    1,491,908
  Accumulated deficit................................    (387,656)    (263,308)
  Unrealized gain on long-term investment............          89        2,420
  Unamortized restricted stock award.................     (19,750)     (13,230)
                                                       ----------   ----------
      Total shareholders' equity.....................   2,108,291    1,556,862
                                                       ----------   ----------
      Total liabilities, limited partners' interest
       and shareholders' equity......................  $2,108,291   $7,662,667
                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                              SPG PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Year Ended December 31,
                                             ----------------------------------
                                             1998 (Note 2)    1997       1996
                                             ------------- ----------  --------
                                                  (Dollars in thousands)
Revenue:
  Minimum rent.............................    $565,294    $  641,352  $438,089
  Overage rent.............................      22,766        38,810    30,810
  Tenant reimbursements....................     283,805       322,416   233,974
  Other income.............................      60,754        51,589    44,831
                                               --------    ----------  --------
    Total revenue..........................     932,619     1,054,167   747,704
                                               --------    ----------  --------
Expenses:
  Property operating.......................     155,822       176,846   129,094
  Depreciation and amortization............     177,710       200,900   135,780
  Real estate taxes........................      90,341        98,830    69,173
  Repairs and maintenance..................      35,953        43,000    31,779
  Advertising and promotion................      27,992        32,891    24,756
  Merger integration costs.................         --            --      7,236
  Provision for credit losses..............       1,599         5,992     3,460
  Other....................................      16,983        18,678    14,914
                                               --------    ----------  --------
    Total operating expenses...............     506,400       577,137   416,192
                                               --------    ----------  --------
Operating Income...........................     426,219       477,030   331,512
Interest Expense...........................     281,748       287,823   202,182
                                               --------    ----------  --------
Income Before Minority Interest............     144,471       189,207   129,330
Minority Interest..........................      (4,704)       (5,270)   (4,300)
Gains (Loss) on Sales of Assets, Net.......      (7,283)           20        88
                                               --------    ----------  --------
Income Before Unconsolidated Entities......     132,484       183,957   125,118
Equity in Income of the SPG Operating
 Partnership...............................      44,313           --        --
Income from Unconsolidated Entities........       8,789        19,176     9,545
                                               --------    ----------  --------
Income Before Extraordinary Items..........     185,586       203,133   134,663
Extraordinary Items........................       7,002            58    (3,521)
                                               --------    ----------  --------
Income Before Allocation to Limited
 Partners..................................     192,588       203,191   131,142
Less--Limited Partners' Interest in the SPG
 Operating Partnership.....................      45,374        65,954    45,887
Less--Managing General Partner's Direct
 Interest in the SPG Operating Partnership.       1,369           --        --
                                               --------    ----------  --------
Net Income.................................     145,845       137,237    85,255
Preferred Dividends........................     (29,336)      (29,248)  (12,694)
                                               --------    ----------  --------
Net Income Available to Common
 Shareholders..............................    $116,509    $  107,989  $ 72,561
                                               ========    ==========  ========

        The accompanying notes are an integral part of these statements.

                       SPG PROPERTIES, INC. CONSOLIDATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Unrealized
                                     All Classes  Gain on   Capital in               Unamortized     Total
                          Preferred   of Common  Long-Term  Excess of   Accumulated  Restricted  Shareholders'
                            Stock       Stock    Investment Par Value     Deficit    Stock Award    Equity
                          ---------  ----------- ---------- ----------  -----------  ----------- -------------
                                                       (Dollars in thousands)
Balance at December 31,
 1995...................  $ 99,923       $ 7      $   --    $  266,718  $ (131,015)   $ (2,687)   $  232,946
Stock options exercised
 (372,151 shares).......                                         8,677                                 8,677
Common stock issued in
 connection with DRC
 Merger (37,873,965
 shares)................                   3                   922,276                               922,279
Class C Common stock
 issued in connection
 with DRC Merger (4,000
 shares)................                                           100                                   100
Common stock issued in
 connection with
 severance program
 (70,074 shares)........                                         1,841                                 1,841
Series B Preferred stock
 issued, net of issuance
 costs (8,000,000
 shares)................   192,989                                                                   192,989
Stock incentive program
 (200,030 shares).......                                         4,751                  (4,751)          --
Amortization of stock
 incentive..............                                                                 2,084         2,084
Transfer out of limited
 partners' interest in
 the Operating
 Partnership............                                       (14,382)                              (14,382)
Net income..............                                                    85,255                    85,255
Distributions...........                                                  (126,836)                 (126,836)
Other...................                                           (62)                                  (62)
                          --------       ---      -------   ----------  ----------    --------    ----------
Balance at December 31,
 1996...................   292,912        10          --     1,189,919    (172,596)     (5,354)    1,304,891
Common stock issued to
 the public (4,858,887
 shares)................                   1                   190,026                               190,027
Common stock issued in
 connection with
 acquisitions (2,193,037
 shares)................                                        70,000                                70,000
Stock options exercised
 (369,902 shares).......                                         8,625                                 8,625
Other common stock
 issued (82,484 shares).                                         2,268                                 2,268
Stock incentive program
 (448,753 shares).......                                        14,016                 (13,262)          754
Amortization of stock
 incentive..............                                                                 5,386         5,386
Series C Preferred stock
 issued (3,000,000
 shares)................   146,072                                                                   146,072
Conversion of Series A
 Preferred stock into
 3,809,523 shares of
 common stock...........   (99,923)                             99,923                                   --
Transfer out of limited
 partners' interest in
 the Operating
 Partnership............                                       (82,869)                              (82,869)
Unrealized gain on long-
 term investment........                            2,420                                              2,420
Net income..............                                                   137,237                   137,237
Distributions...........                                                  (227,949)                 (227,949)
                          --------       ---      -------   ----------  ----------    --------    ----------
Balance at December 31,
 1997...................   339,061        11        2,420    1,491,908    (263,308)    (13,230)    1,556,862
Common stock issued to
 the public (2,957,335
 shares)................                   1                    91,398                                91,399
Common stock issued in
 connection with
 acquisitions (519,889
 shares)................                                        17,176                                17,176
Stock incentive program
 (495,131 shares).......                                        15,983                 (15,983)          --
Other (Accretion of
 preferred stock and
 81,111 shares issued)..       268                               2,160                                 2,428
Amortization of stock
 incentive..............                                                                 9,463         9,463
Adjustment to limited
 partners' interest in
 the SPG Operating
 Partnership............                                       557,642                               557,642
Distributions...........                                                  (270,193)                 (270,193)
                          --------       ---      -------   ----------  ----------    --------    ----------
Subtotal................   339,329        12        2,420    2,176,267    (533,501)    (19,750)    1,964,777
                          --------       ---      -------   ----------  ----------    --------    ----------
 Other Comprehensive
  Income:
Unrealized loss on long-
 term investment........                           (2,331)                                            (2,331)
Net income..............                                                   145,845                   145,845
                          --------       ---      -------   ----------  ----------    --------    ----------
 Total Comprehensive
  Income:                      --        --        (2,331)         --      145,845         --        143,514
                          ========       ===      =======   ==========  ==========    ========    ==========
Balance at December 31,
 1998...................  $339,329       $12      $    89   $2,176,267  $ (387,656)   $(19,750)   $2,108,291
                          ========       ===      =======   ==========  ==========    ========    ==========

        The accompanying notes are an integral part of these statements.

                              SPG PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Year Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
                                               (Dollars in thousands)
Cash Flows from Operating Activities:
  Net income............................ $   145,845  $   137,237  $    85,255
    Adjustments to reconcile net income
     to net cash provided by operating
     activities--
      Depreciation and amortization.....     185,798      208,539      143,582
      Extraordinary items...............      (7,002)         (58)       3,521
      Loss (gains) on sales of assets,
       net..............................       7,283          (20)         (88)
      Limited partners' interest in the
       SPG Operating Partnership........      45,374       65,954       45,887
      Managing General Partner's
       Interest in the SPG Operating
       Partnership......................       1,369          --           --
      Straight-line rent................      (5,892)      (9,769)      (3,502)
      Minority interest.................       4,704        5,270        4,300
      Equity in income of the SPG
       Operating Partnership............     (44,313)         --           --
      Equity in income of unconsolidated
       entities.........................      (8,789)     (19,176)      (9,545)
    Changes in assets and liabilities--
      Tenant receivables and accrued
       revenue..........................      (5,280)     (23,284)      (6,422)
      Deferred costs and other assets...     (10,516)     (30,203)     (12,756)
      Accounts payable, accrued expenses
       and other liabilities............      41,648       36,417      (13,768)
                                         -----------  -----------  -----------
        Net cash provided by operating
         activities.....................     350,229      370,907      236,464
                                         -----------  -----------  -----------
Cash Flows from Investing Activities:
  Acquisitions..........................  (1,881,183)    (980,427)     (56,069)
  Capital expenditures..................    (233,200)    (305,178)    (195,833)
  Cash from mergers, acquisitions and
   consolidation of joint ventures, net.      17,213       19,744       37,053
  Cash held by deconsolidated investee..     (78,971)         --           --
  Change in restricted cash.............       6,868       (2,443)       1,474
  Net proceeds from sale of assets......      46,087          599          399
  Investments in unconsolidated
   entities.............................     (28,726)     (47,204)     (62,096)
  Distributions from the SPG Operating
   Partnership..........................      64,014          --           --
  Distributions from unconsolidated
   entities.............................     164,914      144,862       36,786
  Investments in and advances (to)/from
   Management Company...................     (19,915)     (18,357)      38,544
  Other investing activities............         --       (55,400)         --
                                         -----------  -----------  -----------
        Net cash used in investing
         activities.....................  (1,942,899)  (1,243,804)    (199,742)
                                         -----------  -----------  -----------
Cash Flows from Financing Activities:
  Proceeds from sales of common and
   preferred stock, net.................      92,629      344,438      201,704
  Minority interest distributions, net..     (10,991)        (219)      (5,115)
  Preferred dividends and distributions
   to shareholders......................    (270,193)    (227,949)    (166,640)
  Distributions to the limited partners
   of the SPG Operating Partnership.....    (104,139)    (122,442)     (90,763)
  Mortgage and other note proceeds, net
   of transaction costs.................   3,305,199    2,976,222    1,293,582
  Mortgage and other note principal
   payments.............................  (1,529,534)  (2,030,763)  (1,267,902)
  Other refinancing transaction.........         --       (21,000)         --
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         financing activities...........   1,482,971      918,287      (35,134)
                                         -----------  -----------  -----------
Increase in Cash and Cash Equivalents...    (109,699)      45,390        1,588
Cash and Cash Equivalents, beginning of
 period.................................     109,699       64,309       62,721
                                         -----------  -----------  -----------
Cash and Cash Equivalents, end of
 period................................. $       --   $   109,699  $    64,309
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,  December 31,
                                                          1998          1997
                                                      ------------  ------------
                                                       (Dollars in thousands)
Assets:
  Investment properties, at cost..................... $11,662,860    $6,867,354
    Less--accumulated depreciation...................     709,114       461,792
                                                      -----------    ----------
                                                       10,953,746     6,405,562
  Goodwill...........................................      58,134           --
  Cash and cash equivalents..........................     124,466       109,699
  Restricted cash....................................         867         8,553
  Tenant receivables and accrued revenue, net........     217,341       188,359
  Notes and advances receivable from Management
   Company and affiliates............................     115,378        93,809
  Note receivable from SRC (Interest at 6%, due
   2013).............................................      20,565           --
  Investment in partnerships and joint ventures, at
   equity............................................   1,303,251       612,140
  Investment in Management Company and affiliates....      10,037         3,192
  Other investment...................................      50,176        53,785
  Deferred costs and other assets....................     226,817       164,413
  Minority interest..................................      32,138        23,155
                                                      -----------    ----------
    Total assets..................................... $13,112,916    $7,662,667
                                                      ===========    ==========
Liabilities:
  Mortgages and other indebtedness................... $ 7,972,381    $5,077,990
  Notes payable to SRC (Interest at 8%, due 2008)....      17,907           --
  Accounts payable and accrued expenses..............     410,445       245,121
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................      29,139        20,563
  Other liabilities..................................      95,243        67,694
                                                      -----------    ----------
    Total liabilities................................   8,525,115     5,411,368
                                                      -----------    ----------
Commitments and Contingencies (Note 13)
Partners' Equity:
  Preferred units, 16,053,580 and 11,000,000 units
   outstanding, respectively.........................   1,057,245       339,061
  Managing General Partner, 47,790,550 and 0 units
   outstanding, respectively.........................     751,948           --
  General Partners, 113,696,467 and 109,643,001 units
   outstanding, respectively.........................   1,788,712     1,231,031
  Limited Partners, 64,182,157 and 61,850,762 units
   outstanding, respectively.........................   1,009,646       694,437
  Unamortized restricted stock award.................     (19,750)      (13,230)
                                                      -----------    ----------
    Total partners' equity...........................   4,587,801     2,251,299
                                                      -----------    ----------
    Total liabilities and partners' equity........... $13,112,916    $7,662,667
                                                      ===========    ==========

        The accompanying notes are an integral part of these statements.

                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED

                            STATEMENTS OF OPERATIONS

                                            For the Year Ended December 31,
                                           ------------------------------------
                                              1998         1997        1996
                                           -----------  -----------  ----------
                                                (Dollars in thousands,
                                               except per unit amounts)
Revenue:
  Minimum rent............................ $   847,198  $   641,352  $ 438,089
  Overage rent............................      49,441       38,810     30,810
  Tenant reimbursements...................     427,921      322,416    233,974
  Other income............................      75,629       51,589     44,831
                                           -----------  -----------  ---------
    Total revenue.........................   1,400,189    1,054,167    747,704
                                           -----------  -----------  ---------
Expenses:
  Property operating......................     225,899      176,846    129,094
  Depreciation and amortization...........     266,978      200,900    135,780
  Real estate taxes.......................     133,038       98,830     69,173
  Repairs and maintenance.................      53,189       43,000     31,779
  Advertising and promotion...............      50,521       32,891     24,756
  Merger integration costs................         --           --       7,236
  Provision for credit losses.............       6,599        5,992      3,460
  Other...................................      23,956       18,678     14,914
                                           -----------  -----------  ---------
    Total operating expenses..............     760,180      577,137    416,192
                                           -----------  -----------  ---------
Operating Income..........................     640,009      477,030    331,512
Interest Expense..........................     420,280      287,823    202,182
                                           -----------  -----------  ---------
Income Before Minority Interest...........     219,729      189,207    129,330
Minority Interest.........................      (7,335)      (5,270)    (4,300)
Gains (Loss) on Sales of Assets, Net......      (7,283)          20         88
                                           -----------  -----------  ---------
Income Before Unconsolidated Entities.....     205,111      183,957    125,118
Income from Unconsolidated Entities.......      28,145       19,176      9,545
                                           -----------  -----------  ---------
Income Before Extraordinary Items.........     233,256      203,133    134,663
Extraordinary Items.......................       7,146           58     (3,521)
                                           -----------  -----------  ---------
Net Income................................     240,402      203,191    131,142
Preferred Unit Requirement................     (41,471)     (29,248)   (12,694)
                                           -----------  -----------  ---------
Net Income Available to Unitholders....... $   198,931  $   173,943  $ 118,448
                                           ===========  ===========  =========
Net Income Available to Unitholders
 Attributable to:
  Managing General Partner (SPG).......... $    14,243  $       --   $     --
  General Partners (SPG Properties and SD
   Property Group, Inc.)..................     116,509      107,989     72,561
  Limited Partners........................      68,179       65,954     45,887
                                           -----------  -----------  ---------
  Net income.............................. $   198,931  $   173,943  $ 118,448
                                           ===========  ===========  =========
Basic Earnings Per Unit:
  Income before extraordinary items....... $      1.01  $      1.08  $    1.02
  Extraordinary items.....................        0.04          --       (0.03)
                                           -----------  -----------  ---------
  Net income.............................. $      1.05  $      1.08  $    0.99
                                           ===========  ===========  =========
Diluted Earnings Per Unit:
  Income before extraordinary items....... $      1.01  $      1.08  $    1.01
  Extraordinary items.....................        0.04          --       (0.03)
                                           -----------  -----------  ---------
  Net income.............................. $      1.05  $      1.08  $    0.98
                                           ===========  ===========  =========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                                                                                   Limited
                                       Managing                           Unamortized   Total     Partners'
                          Preferred    General     General     Limited    Restricted  Partners'    Equity
                            Units      Partner     Partners    Partners   Stock Award   Equity    Interest
                          ----------  ----------  ----------  ----------  ----------- ----------  ---------
                                                     (Dollars in thousands)
Balance at December 31,
 1995...................  $   99,923  $      --   $ (686,362) $      --    $ (2,687)  $ (589,126) $ 908,764
1996 Adjustment to
 reflect limited
 partners' interest at
 Historical Value (Note
 11)....................                             822,072      86,692                 908,764   (908,764)
                          ----------  ----------  ----------  ----------   --------   ----------  ---------
                              99,923         --      135,710      86,692     (2,687)     319,638        --
                                                                                                  =========
General Partner
 Contributions (442,225
 units).................                              10,518                              10,518
Units issued in
 connection with Merger
 (37,877,965 and
 23,219,012 units,
 respectively)..........                             922,379     565,448               1,487,827
Other unit issuances
 (472,410 units)........                                             275                     275
Preferred units issued,
 net of issuance costs
 (8,000,000 units) .....     192,989                                                     192,989
Stock incentive program
 (200,030 units)........                                           4,751     (4,751)         --
Amortization of stock
 incentive..............                                                      2,084        2,084
Adjustment to allocate
 net equity of the
 Operating
 Partnership............                             (14,382)     14,382                     --
Net income..............      12,694                  72,561      45,887                 131,142
Distributions...........     (12,694)               (114,142)    (72,401)               (199,237)
Other...................                                 (62)                                (62)
                          ----------  ----------  ----------  ----------   --------   ----------
Balance at December 31,
 1996...................     292,912         --    1,017,333     640,283     (5,354)   1,945,174
General Partner
 Contributions
 (6,311,273 units)......                             200,920                             200,920
Units issued in
 connection with
 acquisitions (2,193,037
 and 876,712,
 respectively)..........                              70,000      26,408                  96,408
Stock incentive program
 (448,753 units)........                              14,016                (13,262)         754
Amortization of stock
 incentive..............                                                      5,386        5,386
Preferred units issued,
 net of issuance costs
 (3,000,000 units)......     146,072                                                     146,072
Conversion of 4,000,000
 Series A preferred
 units into 3,809,523
 common units...........     (99,923)                 99,923                                 --
Adjustment to allocate
 net equity of the
 Operating Partnership..                             (82,869)     82,869                     --
Unrealized gain on long-
 term investments.......                               2,420       1,365                   3,785
Net income..............      29,248                 107,989      65,954                 203,191
Distributions...........     (29,248)               (198,701)   (122,442)               (350,391)
                          ----------  ----------  ----------  ----------   --------   ----------
Balance at December 31,
 1997...................     339,061         --    1,231,031     694,437    (13,230)   2,251,299
General Partner
 Contributions
 (2,957,335 units)......                              91,399                              91,399
CPI Merger (Note 3):
 Preferred Units
  (5,053,580)...........     717,916                                                     717,916
 Units (47,790,550).....               1,605,638                                       1,605,638
Units issued in
 connection with
 acquisitions (519,889
 and 2,344,199 units,
 respectively)..........                              17,176      76,263                  93,439
Stock incentive program
 (495,131 units, net of
 forfeitures)...........                              15,983                (15,983)         --
Amortization of stock
 incentive..............                                                      9,463        9,463
Other (Accretion of
 Preferred Units, 81,111
 general partner Units
 issued and 12,804
 limited partner Units
 redeemed)..............         268         340       2,160        (289)                  2,479
Adjustment to allocate
 net equity of the SPG
 Operating
 Partnership ...........                (866,564)    557,642     308,922                     --
Distributions...........     (41,471)     (1,746)   (240,857)   (136,551)               (420,625)
                          ----------  ----------  ----------  ----------   --------   ----------
Subtotal................   1,015,774     737,668   1,674,534     942,782    (19,750)   4,351,008
Comprehensive Income:
 Net income.............      41,471      14,243     116,509      68,179                 240,402
 Unrealized gain on
  long-term
  investments...........                      37      (2,331)     (1,315)                 (3,609)
                          ----------  ----------  ----------  ----------   --------   ----------
   Total Comprehensive
    Income..............      41,471      14,280     114,178      66,864        --       236,793
                          ----------  ----------  ----------  ----------   --------   ----------
Balance at December 31,
 1998...................  $1,057,245  $  751,948  $1,788,712  $1,009,646   $(19,750)  $4,587,801
                          ==========  ==========  ==========  ==========   ========   ==========

        The accompanying notes are an integral part of these statements.

                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED

                            STATEMENTS OF CASH FLOWS

                                           For the Year Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
                                               (Dollars in thousands)
Cash Flows from Operating Activities:
  Net income............................ $   240,402  $   203,191  $   131,142
    Adjustments to reconcile net income
     to net cash provided by operating
     activities--
      Depreciation and amortization.....     277,346      208,539      143,582
      Extraordinary items...............      (7,146)         (58)       3,521
      Loss (gains) on sales of assets,
       net..............................       7,283          (20)         (88)
      Straight-line rent................      (9,261)      (9,769)      (3,502)
      Minority interest.................       7,335        5,270        4,300
      Equity in income of unconsolidated
       entities.........................     (28,145)     (19,176)      (9,545)
    Changes in assets and liabilities--
      Tenant receivables and accrued
       revenue..........................     (13,316)     (23,284)      (6,422)
      Deferred costs and other assets...      (7,289)     (30,203)     (12,756)
      Accounts payable, accrued expenses
       and other liabilities............      76,454       36,417      (13,768)
                                         -----------  -----------  -----------
        Net cash provided by operating
         activities.....................     543,663      370,907      236,464
                                         -----------  -----------  -----------
Cash Flows from Investing Activities:
  Acquisitions..........................  (1,942,724)    (980,427)     (56,069)
  Capital expenditures..................    (345,026)    (305,178)    (195,833)
  Cash from Mergers, acquisitions and
   consolidation of joint ventures, net.      16,563       19,744       37,053
  Change in restricted cash.............       7,686       (2,443)       1,474
  Proceeds from sale of assets..........      46,087          599          399
  Investments in unconsolidated
   entities.............................     (55,523)     (47,204)     (62,096)
  Distributions from unconsolidated
   entities.............................     195,497      144,862       36,786
  Investments in and advances (to)/from
   Management Company...................     (21,569)     (18,357)      38,544
  Other investing activities............         --       (55,400)         --
                                         -----------  -----------  -----------
        Net cash used in investing
         activities.....................  (2,099,009)  (1,243,804)    (199,742)
                                         -----------  -----------  -----------
Cash Flows from Financing Activities:
  Partnership contributions.............      92,570      344,438      201,704
  Partnership distributions.............    (417,164)    (350,391)    (257,403)
  Minority interest distributions, net..     (19,694)        (219)      (5,115)
  Mortgage and other note proceeds, net
   of transaction costs.................   3,782,314    2,976,222    1,293,582
  Mortgage and other note principal
   payments.............................  (1,867,913)  (2,030,763)  (1,267,902)
  Other refinancing transaction.........         --       (21,000)         --
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         financing activities...........   1,570,113      918,287      (35,134)
                                         -----------  -----------  -----------
Increase in Cash and Cash Equivalents...      14,767       45,390        1,588
Cash and Cash Equivalents, beginning of
 period.................................     109,699       64,309       62,721
                                         -----------  -----------  -----------
Cash and Cash Equivalents, end of
 period................................. $   124,466  $   109,699  $    64,309
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                             SPG PROPERTIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)

1. Organization

   SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties and its substantially wholly-owned subsidiary SD Property Group, Inc., are general partners of, and hold a noncontrolling partnership interest in Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"), as of December 31, 1998. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

   As of December 31, 1998, the SPG Operating Partnership owned or held an interest in 240 income-producing properties, which consist of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, SPG Properties' direct and indirect ownership interest in the SPG Operating Partnership was 50.4% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages Properties generally not wholly-owned by the SPG Operating Partnership and certain other properties, and also engages in certain property development activities. The SPG Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties.

2. Basis of Presentation

   The accompanying consolidated financial statements of SPG Properties include accounts of all entities owned or controlled by SPG Properties. All significant intercompany amounts have been eliminated. In connection with the CPI Merger (see below), SPG became the managing general partner of the SPG Operating Partnership. Since SPG Properties no longer controls the SPG Operating Partnership, the accompanying balance sheet as of December 31, 1998 reflects SPG Properties' interest in the SPG Operating Partnership utilizing the equity method of accounting. Prior to the CPI Merger, SPG Properties and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. Because of the proximity of the change in control (as of the close of business on September 24, 1998) to the period ended September 30, 1998, for purposes of the statements of operations and cash flows, the equity method commenced effective October 1, 1998. The managing general partners' interest during the period from September 25, 1998 through September 30, 1998 has been reflected as a reduction to SPG Properties' operating results in the accompanying consolidated statements of operations. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of SPG Properties assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

                             SPG PROPERTIES, INC.

   Net operating results of the SPG Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining weighted average ownership interest in the SPG Operating Partnership during the period. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the years ended December 31, 1998, 1997 and 1996 was 59.4%, 62.1% and 61.2%, respectively.

3. Equity Investment in the SPG Operating Partnership

   The following table summarizes financial information of the SPG Operating Partnership for the year ended December 31, 1998, and distinguishes between the periods in which SPG Properties' interest in the SPG Operating Partnership was accounted for using the consolidated method of accounting and the equity method of accounting:

                                       Consolidated
                                          Method     Equity Method
                                       (January 1 to (October 1 to
                                       September 30, December 31,
                                           1998)         1998)       Total
                                       ------------- ------------- ----------
   Total Revenue......................   $932,619      $467,570    $1,400,189
   Operating Expenses.................    506,400       253,780       760,180
   Net Income of the SPG Operating
    Partnership.......................   $148,275      $ 92,127    $  240,402
     Managing General and Limited
      Partners' Share of the SPG
      Operating Partnership's Net
      Income..........................     46,743        47,814        94,557
                                         --------      --------    ----------
   SPG Properties' Share of the SPG
    Operating Partnership's Net
    Income............................   $101,532      $ 44,313    $  145,845
                                         ========      ========    ==========
   SPG Properties' Weighted Average
    Ownership Interest................       63.2%         50.4%         59.4%
                                         ========      ========    ==========

4. Capital Stock

   Under its Charter, as supplemented, SPG Properties is authorized to issue 650,000,000 shares, par value $0.0001 per share, of capital stock. The authorized shares of capital stock consist of 9,200,000 shares of Series B preferred stock, 3,000,000 shares of Series C preferred stock, 375,796,000 shares of common stock, 12,000,000 shares of Class B common stock, 4,000 shares of Class C common stock, and 250,000,000 shares of excess stock.

   In connection with the CPI Merger, all of the holders of SPG Properties' common stock exchanged their shares in SPG Properties to SPG for a like number of shares in SPG. The result is that SPG owns substantially all of the common stock of SPG Properties.

 Preferred Stock

   On July 9, 1997, SPG Properties sold 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of SPG Properties in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any,

                             SPG PROPERTIES, INC.

thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of SPG Properties, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties. SPG Properties contributed the net proceeds of this offering of approximately $146,000 to the SPG Operating Partnership in exchange for preferred Units, the economic terms of which are substantially identical to the Series C Preferred Shares. The balance of the Series C Preferred Shares was $146,340 and $146,072 as of December 31, 1998 and 1997, respectively.

   On September 27, 1996, SPG Properties completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. SPG Properties may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, which may include other series of preferred shares. SPG Properties contributed the proceeds to the SPG Operating Partnership in exchange for preferred Units. The SPG Operating Partnership pays a preferred distribution to SPG Properties equal to the dividends paid on the preferred stock. The balance of the Series B Preferred Shares was $192,989 as of December 31, 1998 and 1997.

5. Quarterly Financial Data (Unaudited)

   Summarized quarterly 1998 and 1997 data is as follows:

                                  First    Second   Third    Fourth    Annual
                                 Quarter  Quarter  Quarter  Quarter    Amount
                                 -------- -------- -------- -------- ----------
1998
Total revenue................... $300,257 $310,375 $321,987 $    --  $  932,619
Operating income................  133,667  145,226  147,326      --     426,219
Equity in income of the SPG
 Operating Partnership..........      --       --       --    44,313     44,313
Income before extraordinary
 items..........................   45,124   43,514   52,635   44,313    185,586
Net income available to common
 shareholders................... $ 23,948 $ 27,467 $ 28,115 $ 36,979 $  116,509
                                 ======== ======== ======== ======== ==========

1997
Total revenue................... $242,414 $245,055 $259,783 $306,915 $1,054,167
Operating income................  111,706  114,455  117,572  133,297    477,030
Income before extraordinary
 items..........................   43,062   48,413   54,286   57,372    203,133
Net income available to common
 shareholders................... $  8,233 $ 24,951 $ 44,642 $ 30,163 $  107,989
                                 ======== ======== ======== ======== ==========

   Because substantially all of the common stock of SPG Properties is owned by SPG, SPG Properties does not report earnings per share.

   The footnotes summarizing the significant accounting policies of and other matters pertinent to the SPG Operating Partnership follow and should be read in conjunction with the financial statements and footnotes of SPG Properties and subsidiary.

                          SIMON PROPERTY GROUP, L.P.

                         NOTES TO FINANCIAL STATEMENTS

   (Dollars in thousands, except per unit amounts and where indicated as in billions)

1. Organization

   Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC.

   The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, the SPG Operating Partnership owned or held an interest in 240 income-producing properties, which consisted of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, SPG's direct and indirect ownership interests in the SPG Operating Partnership was 71.6% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 for a description of the activities of the Management Company.

   The SPG Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the SPG Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1998, 312 of the approximately 871 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the SPG Operating Partnership.

2. Basis of Presentation

   The accompanying consolidated financial statements of the SPG Operating Partnership include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The consolidated financial statements reflect the CPI Merger (see
Note 3) as of the close of business on September 24, 1998. Operating results prior to the CPI Merger represent the operating results of SDG, LP.

   The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

                          SIMON PROPERTY GROUP, L.P.

   Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the SPG Operating Partnership ("Minority Interest Properties") are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 85.0% direct and indirect ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

   Net operating results of the SPG Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during 1998, 1997 and 1996 were 66.2%, 62.1% and 61.2%, respectively. At December 31, 1998 and 1997, SPG's direct and indirect ownership interest was 71.6% and 63.9%, respectively.

3. CPI Merger

   For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. ("CRC").

   Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14,000 in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

   Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

   To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

                          SIMON PROPERTY GROUP, L.P.

   Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see
Note 9)) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 Units and 5,053,580 preferred Units in the SPG Operating Partnership. The preferred Units carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

   SPG accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No.
16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders hold a majority of the common stock of SPG, post-merger. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $58,134, as adjusted. Goodwill is being amortized over the estimated life of the properties of 35 years. Purchase accounting will be finalized when the SPG Operating Partnership completes and implements its combined operating plan, which is expected to occur by the third quarter of 1999.

   SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SDG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SDG Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership on behalf of the partners of SDG, LP was accounted for as a distribution to the partners.

4. The DRC Merger and Other Real Estate Acquisitions, Disposals and
Developments

 The DRC Merger

   On August 9, 1996, the national shopping center business of DeBartolo Realty Corporation and subsidiaries ("DRC") was acquired for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, SPG acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of SPG's common stock for each share of DRC common stock. A total of 37,873,965 shares of SPG's common stock was issued by SPG, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of SPG and changed its name to SD Property Group, Inc. The purchase price was allocated to the fair value of the assets and liabilities using the purchase method of accounting.

   In connection with the DRC Merger, the general and limited partners of Simon Property Group, LP ("Old SPG, LP"), which was SPG Properties, Inc.'s ("Old SPG") initial operating partnership, contributed 49.5% (47,442,212 Units) of the total outstanding Units in Old SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. Old SPG retained a 50.5% partnership interest (48,400,641 Units) in Old SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units

                          SIMON PROPERTY GROUP, L.P.

of partnership interest in Old SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of Old SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by Old SPG and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of Old SPG on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of Old SPG's common stock on August 9, 1996 ($24.375). The limited partners of Old SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in Old SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of Old SPG, LP to DRP, LP have been appropriately reflected at historical costs.

   Upon completion of the DRC Merger, Old SPG became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became the managing general partner of Old SPG, LP with 24.3% (37,873,965 Units in Old SPG, LP) of the outstanding partnership Units in Old SPG, LP. Old SPG remained the sole general partner of Old SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of Old SPG, LP, and SDG, LP became a special limited partner in Old SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in Old SPG, LP and an additional 49.5% interest in the profits of Old SPG, LP. Old SPG, LP did not acquire any interest in SDG, LP. Upon completion of the DRC Merger, Old SPG directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

   For financial reporting purposes, the completion of the DRC Merger resulted in a reverse acquisition by Old SPG, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price was allocated to the fair value of the assets and liabilities. Final adjustments to the purchase price allocation were not completed until 1997, however no material changes were recorded in 1997.

   Although Old SPG was the accounting acquirer, the SPG Operating Partnership (formerly SDG, LP, and before that, DRP, LP) became the primary operating partnership through which the business of Old SPG was being conducted. As a result of the DRC Merger, Old SPG, LP became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to Old SPG Cash flow allocable to Old SPG's 1% profit interest in SDG, LP was absorbed by public company costs and related expenses incurred by Old SPG However, because Old SPG was the accounting acquirer and, upon completion of the DRC Merger, acquired majority control of SDG, LP; Old SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by Old SPG and for all pre-Merger comparative periods, the financial statements of SDG, LP reflect the financial statements of Old SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

   On December 31, 1997, Old SPG, LP merged into SDG, LP.

 Acquisitions and Disposals

   On January 26, 1998, the SPG Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87,300, including the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the SPG Operating Partnership.

                          SIMON PROPERTY GROUP, L.P.

   Effective May 5, 1998, in a series of transactions, the SPG Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17,176. The interest was transferred to the SPG Operating Partnership in exchange for 519,889 Units.

   Effective June 30, 1998, the SPG Operating Partnership sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

   On December 7, 1998, a joint venture partnership, in which the SPG Operating Partnership owns a controlling 90% interest, purchased The Arboretum, a 209,000 square-foot community center in Austin, Texas. Concurrent with the acquisition, the joint venture obtained a $34,000 mortgage on the Property bearing interest at LIBOR plus 1.5%. The SPG Operating Partnership's share of the $45,000 purchase price was $40,500, which was funded primarily with the net proceeds of the mortgage, with the remainder being funded from working capital.

   On September 29, 1997, the SPG Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA Properties"). During 1997, the SPG Operating Partnership exchanged its 50% interests in two SCA Properties to a third party for the remaining 50% interests in two other SCA Properties, acquired the remaining 50% ownership interest in another of the SCA Properties and acquired the remaining 1.2% interest in SCA. During 1998, the SPG Operating Partnership sold the community center and a regional mall for $9,550 and $33,500, respectively. These Property sales were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions (the "SCA Acquisition"), the SPG Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. The total cost for the acquisition of SCA and related transactions of approximately $1,300,000 includes shares of common stock of SPG valued at approximately $50,000, Units in the SPG Operating Partnership valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness and the SPG Operating Partnership's pro rata share of joint venture indebtedness of $76,750, with the remainder comprising primarily of cash financed using the Credit Facility. On September 15, 1998, RPT transferred its ownership interest in SCA to the SPG Operating Partnership in exchange for 27,195,109 Units in the SPG Operating Partnership.

   Also in 1997, the SPG Operating Partnership acquired a 100% ownership interest in the Fashion Mall at Keystone at the Crossing, along with an adjacent community center; the remaining 30% ownership interest in Virginia Center Commons; a noncontrolling 50% ownership of Dadeland Mall; and an additional noncontrolling 48% ownership interest of West Town Mall, increasing its total ownership interest to 50%. The SPG Operating Partnership paid an aggregate purchase price of approximately $322,000 for these acquisitions, which included Units in the SPG Operating Partnership valued at $21,100, and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash primarily using proceeds from the Credit Facility, sales of equity securities and working capital.

   In 1996, the SPG Operating Partnership acquired the remaining 50% ownership interest in two regional malls for 472,410 Units in the SPG Operating Partnership, the assumption of $57,000 of mortgage indebtedness and $56,100 in cash, primarily using proceeds from the Credit Facility and working capital.

   See also Note 7 for Joint Venture Property acquisition and disposal activity.

 Development Activity

   Development activities are an ongoing part of the SPG Operating Partnership's strategy to gain a competitive advantage in the retail real estate business. During 1998, 1997 and 1996, the SPG Operating

                          SIMON PROPERTY GROUP, L.P.

Partnership invested approximately $102,000, $230,000 and $169,000, respectively on new consolidated and unconsolidated joint venture development projects adding approximately 577,000; 3,600,000; and 3,160,000 square feet of GLA to its portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA opened in January of 1999 in South Miami, Florida. Construction also continues on several other projects at an aggregate construction cost of approximately $620,000, of which approximately $347,000 is the SPG Operating Partnership's share. These developments are funded primarily with borrowings from the Credit Facility, construction loans and working capital.

   In addition, the SPG Operating Partnership strives to increase profitability and market share of the existing Properties through the completion of strategic renovations and expansions. During 1998, 1997 and 1996, the SPG Operating Partnership invested approximately $337,000, $229,000 and $93,000, respectively on renovation and expansion of the Properties. These projects were also funded primarily with borrowings from the Credit Facility, construction loans and working capital.

 Pro Forma

   The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger and the SCA Acquisition had occurred as of January 1, 1997, and were carried forward through December 31, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger and the SCA Acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
      Revenue.......................................... $ 1,695,204 $ 1,566,821
                                                        =========== ===========
      Net income (1)...................................     273,088     300,256
                                                        =========== ===========
      Net income available to Unitholders (1)..........     191,312     225,808
                                                        =========== ===========
      Net income per Unit (1).......................... $      0.85 $      1.07
                                                        =========== ===========
      Net income per Unit--assuming dilution........... $      0.85 $      1.07
                                                        =========== ===========
      Weighted average number of Units................. 224,041,500 210,977,382
                                                        =========== ===========
      Weighted average number of Units--assuming
       dilution........................................ 224,398,649 211,361,446
                                                        =========== ===========

--------
(1) Includes net gains on the sales of assets in 1998 and 1997 of $37,973 and $123,689, respectively, or $0.17 and $0.59 on a basic earnings per Unit basis, respectively.

5. Summary of Significant Accounting Policies

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

                          SIMON PROPERTY GROUP, L.P.

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

 Capitalized Interest

   Interest is capitalized on projects during periods of construction. Interest capitalized during 1998, 1997 and 1996 was $10,567, $11,589 and $5,831, respectively.

 Segment Disclosure

   The SPG Operating Partnership is engaged in the business of owning, operating, managing, leasing, expanding and developing retail real estate properties. Although the SPG Operating Partnership's regional mall portfolio and office and mixed-use Properties are looked at internally on a divisional basis, the chief executive officer makes resource allocation and other operating decisions based on an evaluation of the entire portfolio. The SPG Operating Partnership's interests in its community centers and other assets have been aggregated with the regional malls as they have similar economic and environmental conditions, business processes, types of customers (i.e. tenants) and services provided. Further, the community centers, offices and other assets each represent less than 10% and in total represent less than 15% of the SPG Operating Partnership's total assets, revenues and earnings before interest, taxes, depreciation and amortization.

 Other Investment

   Investments in securities classified as available for sale are reflected at market value with the changes in market value reflected in partners' equity.

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

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
      Deferred financing costs............................... $101,215 $ 72,348
      Leasing costs and other................................  141,090  121,060
                                                              -------- --------
                                                               242,305  193,408
      Less--accumulated amortization.........................  115,283   87,666
                                                              -------- --------
        Deferred costs, net.................................. $127,022 $105,742
                                                              ======== ========

                          SIMON PROPERTY GROUP, L.P.

   Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $11,835, $8,338 and $8,434, for 1998, 1997 and 1996, respectively, and has been reduced by amortization of debt premiums and discounts of $1,465, $699 and $632 for 1998, 1997 and 1996, respectively.

 Revenue Recognition

   The SPG Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Overage rents are recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year.

   Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

 Allowance for Credit Losses

   A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1998, 1997 and 1996 was as follows:

                                          Balance at Provision  Accounts  Balance
                                          Beginning  for Credit Written   at End
                                           of Year     Losses     Off     of Year
                                          ---------- ---------- --------  -------
      Year Ended
        December 31, 1998................  $13,804     $6,599   $(5,927)  $14,476
                                           =======     ======   =======   =======
        December 31, 1997................  $ 7,918     $5,992   $  (106)  $13,804
                                           =======     ======   =======   =======
        December 31, 1996................  $ 5,485     $3,460   $(1,027)  $ 7,918
                                           =======     ======   =======   =======

 Income Taxes

   As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

   Taxable income of the SPG Operating Partnership for the year ended December 31, 1998, is estimated to be $281,000 and was $172,943 and $164,008 for the
years ended 1997 and 1996, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of
(i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the SPG Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the SPG Operating Partnership.

 Per Unit Data

   Effective January 1, 1998, the SPG Operating Partnership retroactively adopted SFAS No. 128 (Earnings Per Share). Accordingly, basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units

                          SIMON PROPERTY GROUP, L.P.

used in the computation for 1998, 1997 and 1996 was 189,082,385; 161,022,887;
and 120,181,895, respectively. The diluted weighted average number of equivalent Units used in the computation for 1998, 1997 and 1996 was 189,439,534; 161,406,951 and 120,317,426, respectively.

   Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Units held by limited partners in the SPG Operating Partnership may be exchanged for paired shares of common stock of the Companies, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options, including 304,210 additional options issued in connection with the CPI Merger. Basic earnings and diluted earnings were the same for all periods presented.

   It is the SPG Operating Partnership's policy to accrue distributions when they are declared. The SPG Operating Partnership declared distributions in 1998 and 1997 aggregating $2.02 and $2.01 per Unit, respectively. The current annual distribution rate is $2.02 per Unit. The following is a summary of distributions per Unit declared in 1998 and 1997:

                                                            For the Year Ended
                                                               December 31,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
      Distributions per Unit:
        From book net income............................... $    1.05 $    1.08
        Representing return of capital.....................      0.97      0.93
                                                            --------- ---------
          Total distributions.............................. $    2.02 $    2.01
                                                            ========= =========

   On a federal income tax basis, 1% of the SPG Operating Partnership's 1998 distributions represented a capital gain and 48% represented a return of capital. In 1997, none of the distributions represented a capital gain and 35% represented a return of capital.

 Statements of Cash Flows

   For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $867 and $8,553 as of December 31, 1998 and 1997, respectively, to fund certain future capital expenditures.

   Cash paid for interest, net of any amounts capitalized, during 1998, 1997 and 1996 was $397,545; $270,912; and $191,965, respectively.

 Noncash Transactions

   Accrued and unpaid distributions were $3,428 at December 31, 1998 and represented distributions payable on the SPG Operating Partnership's Series A Preferred Units, which are paid semiannually on March 31 and September 30 of each year. Please refer to Notes 3, 4, 7 and 11 for additional discussion of noncash transactions.

 Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

                          SIMON PROPERTY GROUP, L.P.

6. Investment Properties

   Investment properties consist of the following:

                                                              December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------- ----------
      Land.............................................. $ 2,066,461 $1,253,953
      Buildings and improvements........................   9,537,310  5,560,112
                                                         ----------- ----------
      Total land, buildings and improvements............  11,603,771  6,814,065
      Furniture, fixtures and equipment.................      59,089     53,289
                                                         ----------- ----------
      Investment properties at cost.....................  11,662,860  6,867,354
      Less--accumulated depreciation....................     709,114    461,792
                                                         ----------- ----------
      Investment properties at cost, net................ $10,953,746 $6,405,562
                                                         =========== ==========

   Investment properties includes $184,799 and $158,609 of construction in progress at December 31, 1998 and 1997, respectively.

7. Investment in Partnerships and Joint Ventures

 Joint Venture Property Acquisitions and Dispositions

   On February 27, 1998, the SPG Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The SPG Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The SPG Operating Partnership funded its share of the cash portion of the purchase price using borrowings from an interim $300,000 unsecured revolving credit facility, which was subsequently retired using borrowings from the Credit Facility.

   In March 1998, the SPG Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the SPG Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the SPG Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the SPG Operating Partnership. The SPG Operating Partnership applied the distribution against its investment in The Source.

   In August 1998, the SPG Operating Partnership admitted an additional partner into the partnership which owns The Shops at Sunset Place for $35,200, which was distributed to the SPG Operating Partnership. The SPG Operating Partnership now holds a 37.5% noncontrolling interest in this Property, which opened in January 1999. The SPG Operating Partnership applied the distribution against its investment in the Property.

                          SIMON PROPERTY GROUP, L.P.

 Joint Venture Property Summary Financial Information

   Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   BALANCE SHEETS
   Assets:
   Investment properties at cost, net.................... $4,265,022 $2,734,686
   Cash and cash equivalents.............................    171,553    101,582
   Tenant receivables....................................    140,579     87,008
   Other assets..........................................    126,112     71,873
                                                          ---------- ----------
       Total assets...................................... $4,703,266 $2,995,149
                                                          ========== ==========
   Liabilities and Partners' Equity:
   Mortgages and other notes payable..................... $2,861,589 $1,888,512
   Accounts payable, accrued expenses and other
    liabilities..........................................    223,631    212,543
                                                          ---------- ----------
       Total liabilities.................................  3,085,220  2,101,055
   Partners' equity......................................  1,618,046    894,094
                                                          ---------- ----------
       Total liabilities and partners' equity............ $4,703,266 $2,995,149
                                                          ========== ==========
   The SPG Operating Partnership's Share of:
     Total assets........................................ $1,905,459 $1,009,691
                                                          ========== ==========
   Partners' equity...................................... $  565,496 $  227,458
   Add: Excess Investment................................    708,616    364,119
                                                          ---------- ----------
   The SPG Operating Partnership's Net Investment in
    Joint Ventures....................................... $1,274,112 $  591,577
                                                          ========== ==========


                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
   STATEMENTS OF OPERATIONS
   Revenue:
   Minimum rent.................................. $442,530  $256,100  $144,166
   Overage rent..................................   18,465    10,510     7,872
   Tenant reimbursements.........................  204,936   120,380    73,492
   Other income..................................   30,564    19,364    11,178
                                                  --------  --------  --------
       Total revenue.............................  696,495   406,354   236,708
   Operating Expenses:
   Operating expenses and other..................  245,927   144,256    88,678
   Depreciation and amortization.................  129,681    85,423    50,328
                                                  --------  --------  --------
       Total operating expenses..................  375,608   229,679   139,006
                                                  --------  --------  --------
   Operating Income..............................  320,887   176,675    97,702
   Interest Expense..............................  176,669    96,675    48,918
   Extraordinary Items--Debt Extinguishments.....  (11,058)   (1,925)   (1,314)
                                                  --------  --------  --------
   Net Income.................................... $133,160  $ 78,075  $ 47,470
                                                  ========  ========  ========
   Third-Party Investors' Share of Net Income....   88,242    55,507    38,283
                                                  --------  --------  --------
   The SPG Operating Partnership's Share of Net
    Income....................................... $ 44,918  $ 22,568  $  9,187
   Amortization of Excess Investment.............   22,625    13,878     5,127
                                                  --------  --------  --------
   Income from Unconsolidated Entities........... $ 22,293  $  8,690  $  4,060
                                                  ========  ========  ========

                          SIMON PROPERTY GROUP, L.P.

   As of December 31, 1998 and 1997, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $708,616 and $364,119, respectively. This Excess Investment, which resulted primarily from the CPI Merger and the DRC Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1998, 1997 and 1996 was $22,625, $13,878 and $5,127, respectively.

   The net income or net loss for each Joint Venture Property is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

8. Investment in Management Company

   The SPG Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the 8% cumulative preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. Because the SPG Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. These services, excluding insurance coverage, are also provided to Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties for a fee. The SPG Operating Partnership incurred costs of $145,655, $85,229 and $30,949 on consolidated Properties, related to services provided by the Management Company and its affiliates in 1998, 1997 and 1996, respectively. Fees for services provided by the Management Company to MSA were $3,301, $3,073 and $4,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   The SPG Operating Partnership manages substantially all Wholly-Owned Properties and 26 Properties owned as joint venture interests, and, accordingly, it reimburses a subsidiary of the Management Company for costs incurred relating to such Properties, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees of the SPG Operating Partnership (other than direct field personnel) are employed by such Management Company subsidiary. The Management Company records costs net of amounts reimbursed by the SPG Operating Partnership. Common costs are allocated based on payroll and related costs using assumptions that management believes are reasonable. The SPG Operating Partnership's share of allocated common costs was $42,444, $35,341 and $29,262 for 1998, 1997 and 1996, respectively.

   At December 31, 1998 and 1997, total notes receivable and advances due from the Management Company and its consolidated affiliates were $115,378 and $93,809, respectively. Unpaid interest income receivable from the Management Company at December 31, 1998 and 1997, was $722 and $485, respectively. Accrued and unpaid preferred dividends due from the Management Company at December 31, 1998 and 1997 were $117 and $0, respectively. Amounts payable by the SPG Operating Partnership under the cost-sharing arrangement and management contracts were $4,968 and $1,725 at December 31, 1998 and 1997, respectively, and are reflected in accounts payable and accrued expenses in the SPG Operating Partnership's accompanying Consolidated Balance Sheets.

                           SIMON PROPERTY GROUP, L.P.

   Summarized consolidated financial information of the Management Company and a summary of the SPG Operating Partnership's investment in and share of income from the Management Company follows.

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
   BALANCE SHEET DATA:
   Total assets..............................................  $198,952 $137,750
   Notes payable to the SPG Operating Partnership at 11%, due
    2008, and advances.......................................   115,378   93,809
   Shareholders' equity......................................     7,279      482
   The SPG Operating Partnership's Share of:
     Total assets............................................  $184,273 $128,596
                                                               ======== ========
     Shareholders' equity....................................  $ 10,037 $  3,192
                                                               ======== ========


                                                           For the Year Ended
                                                              December 31,
                                                        ------------------------
                                                          1998    1997    1996
                                                        -------- ------- -------
   OPERATING DATA:
   Total revenue......................................  $100,349 $85,542 $78,665
   Operating Income...................................     8,067  13,766   9,073
                                                        -------- ------- -------
   Net Income Available for Common Shareholders.......  $  6,667 $12,366 $ 7,673
                                                        ======== ======= =======
   The SPG Operating Partnership's Share of Net Income
    after intercompany profit elimination.............  $  5,852 $10,486 $ 5,485
                                                        ======== ======= =======

9. Indebtedness

   The SPG Operating Partnership's mortgages and other notes payable consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
Fixed-Rate Debt
---------------
Mortgages and other notes, including $1,917 and $888 net
 premiums, respectively..................................  $2,290,902 $2,006,552
Unsecured public notes, including $7,278 net premium and
 $4,453 net discount, respectively.......................   2,617,277    905,547
Mandatory Par Put Remarketed Securities, including $5,273
 premium.................................................     205,273        --
Medium-term notes, net of $714 and $771 discounts,
 respectively............................................     279,286    279,229
Commercial mortgage pass-through certificates............     175,000    175,000
6 3/4% Putable Asset Trust Securities, including $1,111
 and $1,297 premiums, respectively.......................     101,111    101,297
                                                           ---------- ----------
  Total fixed-rate debt..................................   5,668,849  3,467,625

Variable-Rate Debt
------------------
Mortgages and other notes, including $1,275 and $696
 premiums, respectively..................................  $  352,532 $  451,820
Credit Facility..........................................     368,000    952,000
Merger Facility..........................................   1,400,000        --
Unsecured term loans.....................................     133,000    133,000
Commercial mortgage pass-through certificates............      50,000     50,000
Construction loan........................................         --      23,545
                                                           ---------- ----------
  Total variable-rate debt...............................   2,303,532  1,610,365
                                                           ---------- ----------
Total mortgages and other notes payable, net.............  $7,972,381 $5,077,990
                                                           ========== ==========

                          SIMON PROPERTY GROUP, L.P.

 Fixed-Rate Debt

   Mortgages and Other Notes. The fixed-rate mortgage loans bear interest ranging from 6.57% to 10.00% (weighted average of 7.55% at December 31, 1998), require monthly payments of principal and/or interest and have various due dates through 2027 (average maturity of 5.9 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse and certain ones have partial guarantees by affiliates of approximately $706,042. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

   Unsecured Notes and Mandatory Par Put Remarketed Securities. In connection with the CPI Merger, RPT, a REIT and the 99.999% owned subsidiary of the SPG Operating Partnership, took title to substantially all of the CPI assets and assumed $825,000 of unsecured notes (the "CPI Notes"), as described in Note 3. The CPI Notes are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets and related cash flow of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other SPG Operating Partnership unsecured notes. The CPI Notes pay interest semiannually at rates ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.1 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum net worth ratios.

   The CPI Notes together with existing SPG Operating Partnership nonconvertible investment-grade unsecured debt securities aggregate $2,617,277 (the "Notes"). In addition, the SPG Operating Partnership has outstanding $205,273 of 7.00% Mandatory Par Put Remarketed Securities ("MOPPRS") at December 31, 1998. The Notes pay interest semiannually at rates ranging from 6.63% to 9.0% (weighted average of 7.25%), and have various due dates through 2018 (average maturity of 8.3 years). The MOPPRS are due June 15, 2028, and are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS of approximately $5,302 is being amortized over the life of the debt securities. The MOPPRS and certain of the Notes are guaranteed by the SPG Operating Partnership and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

   Additionally, on February 4, 1999, the SPG Operating Partnership completed the sale of another $600,000 of senior unsecured notes. These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.

   Medium-Term Notes. On May 15, 1997, the SPG Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the SPG Operating Partnership completed the sale of $100,000 of notes under the MTN program, which bear interest at 7.125% and have a stated maturity of June 24, 2005. On September 10, 1997, the SPG Operating Partnership issued the remaining $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The net proceeds from each of these sales were used primarily to pay down the Credit Facility.

   Commercial Mortgage Pass-Through Certificates. The SPG Operating Partnership has outstanding a series of six classes of commercial mortgage pass-through certificates cross-collateralized by seven Properties, which matures on December 19, 2004. Five of the six classes totaling $175,000 bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50,000 class bearing interest at LIBOR plus 0.365%.

                          SIMON PROPERTY GROUP, L.P.

   6 3/4% Putable Asset Trust Securities (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. These notes contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The net discount relating to the PATS is being amortized over their remaining life.

 Variable-Rate Debt

   Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 5.61% to 7.74% (weighted average of 6.39% at December 31, 1998) and are due at various dates through 2004 (average maturity of 3.3 years). Certain of the Properties are subject to collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

   Credit Facility. The Credit Facility is a $1,250,000 unsecured revolving credit facility which initially matures in September of 1999, with a one-year extension available at the SPG Operating Partnership's option. The Credit Facility bears interest at LIBOR plus 65 basis points, with an additional 15 basis point facility fee on the entire $1,250,000. The maximum and average amounts outstanding during 1998 under the Credit Facility were $992,000 and $583,668, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1998, the Credit Facility had an effective interest rate of 6.2%, with $880,800 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

   The Merger Facility. In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on June 24, 1999, (ii) $450,000 on March 24, 2000 and (iii) $500,000 on September 24, 2000. As described above, in February 1999 the initial $450,000 maturity on the Merger Facility was retired with proceeds from a $600,000 unsecured debt offering. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. The SPG Operating Partnership drew the entire $1,400,000 available on the Merger Facility along with $237,000 on the Credit Facility to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as certain other costs associated with the CPI Merger. Financing costs of $9,456, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

   Unsecured Term Loans. The SPG Operating Partnership has two unsecured term loans outstanding at December 31, 1998, totaling $133,000, which were obtained to retire mortgage indebtedness. These term loans bear interest at LIBOR plus 0.65% and mature on January 31, 2000. The SPG Operating Partnership has an interest-rate protection agreement covering one of these term loans in the amount of $63,000, which effectively fixes the interest rate at 6.14%.

 Debt Maturity and Other

   As of December 31, 1998, scheduled principal repayments on indebtedness were as follows:

           1999................................... $1,030,354
           2000...................................  1,464,646
           2001...................................    259,391
           2002...................................    835,067
           2003...................................    722,514
           Thereafter.............................  3,644,269
                                                   ----------
           Total principal maturities.............  7,956,241
           Net unamortized debt premiums..........     16,140
                                                   ----------
           Total mortgages and other notes
            payable............................... $7,972,381
                                                   ==========

                          SIMON PROPERTY GROUP, L.P.

   Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

   Net extraordinary gains (losses) resulting from the early extinguishment, refinancing or forgiveness of debt of $7,146, $58 and ($3,521) were incurred for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Joint Venture Properties have $2,861,589 and $1,888,512 of mortgages and other notes payable at December 31, 1998 and 1997, respectively. The SPG Operating Partnership's share of this debt was $1,227,044 and $770,776 at December 31, 1998 and 1997, respectively. This debt, including a premium of $20,868 in 1998, becomes due in installments over various terms extending through 2009, with interest rates ranging from 5.44% to 9.75% (weighted average rate of 6.99% at December 31, 1998). The debt, excluding the $20,868 premium, matures $17,270 in 1999; $220,961 in 2000; $9,622 in 2001; $265,603
in 2002; $435,298 in 2003 and $1,891,967 thereafter.

 Interest Rate Protection Agreements

   The SPG Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Swap arrangements, which effectively fix the SPG Operating Partnership's interest rate on the respective borrowings, have been entered into for $550,000 principal amount of consolidated debt. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $387,999 principal amount of consolidated debt and cap LIBOR at rates ranging from 5.49% to 16.765% through the related debt's maturity. Costs of the caps ($1,338) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $429 and $2,006 as of December 31, 1998 and 1997, respectively. The SPG Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest savings of $263, $1,586 and $2,165 for the years ended December 31, 1998, 1997 and 1996, respectively. This did not materially impact the SPG Operating Partnership's weighted average borrowing rate.

 Fair Value of Financial Instruments

   The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $6,100,000 and $3,900,000 at December 31, 1998 and 1997, respectively. The fair value of the interest rate protection agreements at December 31, 1998 and 1997, was ($7,213) and ($692), respectively. At December 31, 1998 and 1997, the estimated discount rates were 6.70% and 6.66%, respectively.

10. Rentals under Operating Leases

   The SPG Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1998, are as follows:

           1999................................... $  910,451
           2000...................................    819,907
           2001...................................    756,743
           2002...................................    696,153
           2003...................................    618,304
           Thereafter.............................  2,242,104
                                                   ----------
                                                   $6,043,662
                                                   ==========

                          SIMON PROPERTY GROUP, L.P.

   Approximately 2.8% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the SPG Operating Partnership.

11. Partners Equity

 Unit Issuances

   During 1998, SPG Properties issued 2,957,335 shares of its common stock in offerings generating combined net proceeds of approximately $91,399. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

   On November 11, 1997, the SPG Operating Partnership issued 3,809,523 Units to SPG Properties upon the conversion of all of the outstanding 8.125% Series A Preferred Units.

   On September 19, 1997, SPG Properties issued 4,500,000 shares of its common stock in a public offering. SPG contributed the net proceeds of approximately $146,800 to the SPG Operating Partnership in exchange for an equal number of Units. The SPG Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

   As described in Notes 3 and 4, respectively, the SPG Operating Partnership issued 47,790,550 Units and 5,053,580 preferred Units to SPG in connection with the CPI Merger, and issued 37,877,965 Units to SD Property Group, Inc. and 23,219,012 Units to limited partners in connection with the DRC Merger.

 Preferred Units

   Preferred Units in the SPG Operating Partnership include four separate series, which pay preferred distributions with economic terms that are substantially the same as four series of preferred stock of general partners of the SPG Operating Partnership described below. The first two series of preferred Units were issued to SPG Properties, Inc. prior to the CPI Merger, in exchange for the net proceeds from the sales of two series of preferred stock in SPG Properties, Inc. The latter two series of preferred Units described below result from the CPI Merger, described in Note 3.

   On July 9, 1997, SPG Properties, Inc. sold 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of SPG Properties, Inc. in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of SPG Properties, Inc., which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties, Inc. SPG Properties, Inc. contributed the net proceeds of this offering of approximately $146,000 to the SPG Operating Partnership in exchange for preferred Units, the economic terms of which are substantially identical to the Series C Preferred Shares.

   On September 27, 1996, SPG Properties, Inc. completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. SPG Properties, Inc. may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, Inc., which may

                          SIMON PROPERTY GROUP, L.P.

include other series of preferred shares. SPG Properties, Inc. contributed the proceeds to the SPG Operating Partnership in exchange for preferred Units. The SPG Operating Partnership pays a preferred distribution to SPG Properties, Inc. equal to the dividends paid on the preferred stock.

   SPG has 209,249 shares of 6.50% Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into 37.995 paired shares of common stock of the Companies, subject to adjustment under certain circumstances including (i) a subdivision or combination of shares of common stock of the Companies, (ii) a declaration of a distribution of additional shares of common stock of the Companies, issuances of rights or warrants by the Companies and (iii) any consolidation or merger, which the Companies are a part of or a sale or conveyance of all or substantially all of the assets of the Companies to another person or any statutory exchange of securities with another person. The Series A Convertible Preferred Stock is not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

   In addition, SPG has 4,844,331 shares of 6.50% Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into 2.586 paired shares of common stock of the Companies, subject to adjustment under circumstances identical to those of the Series A Preferred Stock described above. The Companies may redeem the Series B Preferred Stock on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

 Notes Receivable from Former CPI Shareholders

   Notes receivable of $27,168 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in connection with the CPI Merger, are reflected as a deduction from partners' equity in the accompanying consolidated financial statements. Certain of such notes totaling $9,519 are interest bearing at rates ranging from 5.31% to 6.00% and become due during the period 2000 to 2002. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

 The Simon Property Group 1998 Stock Incentive Plan

   At the time of the CPI Merger, SPG and the SPG Operating Partnership adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase paired shares of the Companies' common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified.

   The primary purpose of the 1998 Plan is to attract and retain the best available eligible officers, directors, key employees, advisors and consultants. The Companies have reserved for issuance 6,300,000 paired shares of common stock under the 1998 Plan, which includes 2,230,875 shares reserved for the exercise of options granted and grants of restricted stock allocated under the previously existing Stock Incentive Program and DRC Plan, which are described below. If stock options granted in connection with the 1998 Plan are exercised at any time or from time to time, the partnership agreement requires the Companies to sell to the Operating Partnerships, at fair market value, paired shares of the Companies' common stock sufficient to satisfy the exercised stock options. The Companies are also obligated to purchase paired Units for cash in an amount equal to the fair market value of the paired shares sold to the SPG Operating Partnership.

                          SIMON PROPERTY GROUP, L.P.

   Administration. The 1998 Plan is administered by SPG's Compensation Committee (the "Committee"). The Committee, in its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the shares of the common stock on the date of grant. Currently, Employee Options outstanding vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The Employee Options expire ten years from the date of grant.

   Director Options. The 1998 Plan provides for automatic grants of Options ("Director Options") to directors of the Companies who are not also employees of the SPG Operating Partnership or its "affiliates" ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 shares of the Companies' common stock upon the director's initial election to the Board of Directors. Eligible Directors will also receive Director Options to purchase 3,000 shares of common stock multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors upon each reelection of the Eligible Director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Companies' common stock on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Companies (as defined in the 1998 Plan). Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

   Restricted Stock. In October 1994, under a previous stock incentive program, the Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which shares of restricted common stock of SPG were granted to certain employees at no cost to those employees if SPG attained certain growth targets established by the Compensation Committee from time to time. In addition, in 1994, DRC established a five-year stock incentive program (the "DRC Plan") under which shares of restricted common stock were granted to certain DRC employees at no cost to those employees also based upon growth targets established by their Compensation Committee. At the time of the DRC Merger, SPG agreed to assume the terms and conditions of the DRC Plan and the economic criteria upon which restricted stock under both the Stock Incentive Program and the DRC Plan would be deemed earned and awarded were aligned with one another. Further, other terms and conditions of the DRC Plan and Stock Incentive Program were modified so that beginning with calendar year 1996, the terms and conditions of these two programs are substantially the same. Both the Stock Incentive Program and the DRC Plan provided for a percentage of each of these restricted stock grants to be earned and awarded each year. Any restricted stock earned and awarded vests in four installments of 25% each on January 1 of each year following the year in which the restricted stock is deemed earned and awarded.

   The terms and conditions concerning vesting of the restricted stock grant to the Companies' President and Chief Operating Officer are different from those established by the DRC Plan and are specifically set forth in the employment contract with such individual.

   In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of the DRC Plan. During 1998, 1997 and 1996, a total of 495,131; 448,753 and 200,030 shares of common stock, respectively, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Through December 31, 1998, a total of 1,287,225 shares of common stock, net of forfeitures, were

                          SIMON PROPERTY GROUP, L.P.

deemed earned and awarded under these programs. Approximately $9,463, $5,386 and $2,084 relating to these programs were amortized in 1998, 1997 and 1996, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. SPG has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. SPG granted 5,000 and 380,000 options during April 1998 and September 1998, respectively. The options vest over a three-year period. The fair value at date of grant for options granted during 1998 was $6.19 and $7.25 per option for the April and September grants, respectively. The fair value at the date of grant for options granted during the years ended December 31, 1997 and 1996 was $3.18 and $2.13 per option, respectively. The impact on pro forma net income and earnings per share as a result of applying the fair value method was not material.

   The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                           December 31,
                                                  ------------------------------
                                                      1998       1997     1996
                                                  ------------ -------- --------
      Expected Volatility........................ 30.83-41.79%   17.63%   17.48%
      Risk-Free Interest Rate....................   4.64-5.68%    6.82%    6.63%
      Dividend Yield.............................   6.24-6.52%     6.9%     7.5%
      Expected Life..............................     10 years 10 years 10 years

   The weighted average remaining contract life for options outstanding as of December 31, 1998 was 6.1 years.

                          SIMON PROPERTY GROUP, L.P.

   Information relating to the Options from January 1, 1996 through December 31, 1998 is as follows:

                              Director Options          Employee Options
                            ---------------------    -----------------------
                                     Option Price               Option Price
                            Options   per Share       Options    per Share
                            -------  ------------    ---------  ------------
   Shares under option at
    December 31, 1995...... 55,000   $22.25-27.00    2,014,134  $22.25-25.25
                            ------   ------------    ---------  ------------
   Granted................. 44,080          23.50(1)       --            N/A
   Exercised............... (5,000)         22.25     (367,151)        23.33(1)
   Forfeited............... (9,000)         25.52(1)   (24,000)        24.21(1)
                            ------   ------------    ---------  ------------
   Shares under option at
    December 31, 1996...... 85,080   $   15-27.38    1,622,983  $22.25-25.25
                            ------   ------------    ---------  ------------
   Granted.................  9,000          29.31          --            N/A
   Exercised............... (8,000)         23.62(1)  (361,902)        23.29(1)
   Forfeited...............    --             N/A      (13,484)        23.99(1)
                            ------   ------------    ---------  ------------
   Shares under option at
    December 31, 1997...... 86,080   $   15-27.38    1,247,597  $22.25-25.25
                            ------   ------------    ---------  ------------
   Granted.................    --             N/A      385,000         30.40(1)
   CPI Options Acquired....    --             N/A      304,210         25.48(1)
   Exercised............... (8,000)         26.27(1)   (38,149)        23.71(1)
   Forfeited............... (3,000)         29.31       (4,750)        25.25
                            ------   ------------    ---------  ------------
   Shares under option at
    December 31, 1998...... 75,080   $      24.11(1) 1,893,908  $      24.82(1)
                            ======   ============    =========  ============
   Options exercisable at
    December 31, 1998...... 75,080   $      24.11(1) 1,508,908  $      23.39(1)
                            ======   ============    =========  ============

--------
(1) Represents the weighted average price.

 Exchange Rights

   The former limited partners in Old SPG, LP had the right at any time after December 1994 to exchange all or any portion of their Units for shares of common stock of Old SPG on a one-for-one basis or cash, as selected by Old SPG's Board of Directors. If Old SPG had selected to use cash, Old SPG would have caused Old SPG, LP to redeem the Units. The amount of cash to be paid if the exchange right was exercised and the cash option was selected would have been based on the trading price of Old SPG's common stock at that time. In the periods when the SPG Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' equity interest was excluded from partners' equity and was reflected in the consolidated balance sheet at redemption value.

   In connection with the DRC Merger, the SPG Operating Partnership agreement was amended eliminating the exchange right provision. However, the limited partners in Old SPG, LP exchanged their interest for Units in the SPG Operating Partnership. The SPG Operating Partnership extended rights to its limited partners similar to the rights previously held by the limited partners of Old SPG, LP. However, on November 13, 1996, an agreement was reached between Old SPG and the SPG Operating Partnership which restricted Old SPG's ability to cause the SPG Operating Partnership to redeem for cash the limited partners' Units without contributing cash to the SPG Operating Partnership as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, Old SPG will be deemed to have elected to acquire the limited partners' Units for shares of Old SPG's common stock. In connection with the CPI Merger, SPG became the successor to Old SPG in such agreement. As a result of these arrangements, the limited partners' equity interest in the SPG Operating Partnership has been included as partners' equity at historical carrying value. Previous adjustments to exclude limited partners' equity interest from partners' equity have been reversed.

                          SIMON PROPERTY GROUP, L.P.

   The SPG Operating Partnership has the right to issue Units and Preferred Units under certain circumstances. As of December 31, 1998, SPG has reserved 64,182,157 shares of common stock for issuance upon the exchange of Units.

12. Employee Benefit Plans

   The SPG Operating Partnership maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 3% of eligible employees' compensation. The SPG Operating Partnership contributed $2,581, $2,727 and $2,350 to the plans in 1998, 1997 and 1996, respectively.

   Except for the 401(k) plan, the SPG Operating Partnership offers no other postretirement or postemployment benefits to its employees.

13. Commitments and Contingencies

 Litigation

   Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs allege in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

   Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 paired shares of common stock of the Companies computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive

                          SIMON PROPERTY GROUP, L.P.

damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and SPG each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of SPG granting SPG's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on SPG or the SPG Operating Partnership.

   Roel Vento et al v. Tom Taylor et al. An affiliate of SPG is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. SPG is seeking to overturn the award and has appealed the verdict. SPG's appeal is pending. Although management is optimistic that SPG may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on SPG or the SPG Operating Partnership.

   The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the SPG Operating Partnership's financial position or results of operations.

 Lease Commitments

   As of December 31, 1998, a total of 37 of the Wholly-Owned and Minority Interest Properties are subject to ground leases. The termination dates of these ground leases range from 1999 to 2087. These ground leases generally require payments by the SPG Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the SPG Operating Partnership for the years ended December 31, 1998, 1997 and 1996, was $13,618, $10,511 and $8,506,
respectively.

   Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

           1999..................................... $  7,871
           2000.....................................    7,934
           2001.....................................    8,033
           2002.....................................    8,313
           2003.....................................    8,320
           Thereafter...............................  499,664
                                                     --------
                                                     $540,135
                                                     ========

 Environmental Matters

   Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the SPG Operating Partnership's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

                          SIMON PROPERTY GROUP, L.P.

14. Related Party Transactions

   In preparation for the CPI Merger, on July 31, 1998, CPI, with assistance from the SPG Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The SPG Operating Partnership and certain third parties each received a $2,500 fee from CPI in connection with the sale.

15. New Accounting Pronouncement

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

   Statement 133 will be effective for the SPG Operating Partnership beginning with the 1999 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

   On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred. Management does not expect the impact of SOP 98-5 to be material to the financial statements.

                          SIMON PROPERTY GROUP, L.P.

16. Quarterly Financial Data (Unaudited)

   Summarized quarterly 1998 and 1997 data is as follows:

                             First      Second       Third      Fourth      Annual
                            Quarter     Quarter     Quarter     Quarter     Amount
                          ----------- ----------- ----------- ----------- -----------
1998
Total revenue...........  $   300,257 $   310,375 $   321,987 $   467,570 $ 1,400,189
Operating income........      133,667     145,226     147,326     213,790     640,009
Income before
 extraordinary items....       45,124      43,514      52,635      91,983     233,256
Net income available to
 Unitholders............       37,790      43,204      44,539      73,398     198,931
Net income before
 extraordinary items per
 Unit (2)...............  $      0.22 $      0.21 $      0.25 $      0.32 $      1.01
Net income per Unit (2).  $      0.22 $      0.25 $      0.25 $      0.33 $      1.05
Weighted Average Units
 Outstanding............  173,084,147 176,098,843 180,987,067 225,670,566 189,082,385
Net income before
 extraordinary items per
 Unit--assuming
 dilution (2)...........  $      0.22 $      0.21 $      0.25 $      0.32 $      1.01
Net income per Unit--
 assuming dilution (2)..  $      0.22 $      0.25 $      0.25 $      0.32 $      1.05
Weighted Average Units
 Outstanding--Assuming
 Dilution...............  173,471,370 176,489,839 181,312,399 225,972,148 189,439,534

1997
Total revenue...........  $   242,414 $   245,055 $   259,783 $   306,915 $ 1,054,167
Operating income........      111,706     114,455     117,572     133,297     477,030
Income before
 extraordinary items....       43,062      48,413      54,286      57,372     203,133
Net income available to
 Unitholders............       13,409      40,539      72,400      47,595     173,943
Net income before
 extraordinary items per
 Unit (2)...............  $      0.23 $      0.27 $      0.28 $      0.29 $      1.08
Net income per Unit (2).  $      0.08 $      0.26 $      0.45 $      0.28 $      1.08
Weighted Average Units
 Outstanding............  157,946,908 158,494,224 159,795,424 167,760,629 161,022,887
Net income before
 extraordinary items per
 Unit--assuming
 dilution (2)...........  $      0.23 $      0.27 $      0.28 $      0.29 $      1.08
Net income per Unit--
 assuming dilution (2)..  $      0.08 $      0.25 $      0.45 $      0.28 $      1.08
Weighted Average Units
 Outstanding--Assuming
 Dilution...............  158,343,827 158,848,611 160,180,477 168,146,728 161,406,951

--------
(1) Primarily due to the cyclical nature of earnings available for Units and the issuance of additional Units during the periods, the sum of the quarterly earnings per Unit varies from the annual earnings per Unit.

17. Subsequent Events (Unaudited)

   On February 25, 1999, the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the

                          SIMON PROPERTY GROUP, L.P.

portfolio is approximately $1.725 billion. The SPG Operating Partnership expects to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's ultimate ownership to be between 30% to 50%.

   On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,250 paired shares of common stock of the Companies, with 59,249 shares of Series A Convertible Preferred stock remaining outstanding. Concurrently, 150,000 Series A preferred Units were converted into 5,699,250 Units.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPG Properties, Inc.

                                                      /s/ David Simon
                                          By: _________________________________
                                                         David Simon
                                                   Chief Executive Officer

April 9, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Capacity                   Date
             ---------                         --------                   ----
        /s/ David Simon              Chief Executive Officer and     April 9, 1999
____________________________________ Director (Principal
            David Simon              Executive Officer)


       /s/ Herbert Simon             Co-Chairman of the Board of     April 9, 1999
____________________________________ Directors
           Herbert Simon

        /s/ Melvin Simon             Co-Chairman of the Board of     April 9, 1999
____________________________________ Directors
            Melvin Simon

       /s/ Hans C. Mautner           Vice Chairman of the Board      April 9, 1999
____________________________________ of Directors
          Hans C. Mautner

      /s/ Richard Sokolov            President, Chief Operating      April 9, 1999
____________________________________ Officer and Director
           Richard Sokolov

                                     Director                        April 9, 1999
____________________________________
         Robert E. Angelica

         /s/ Birch Bayh              Director                        April 9, 1999
____________________________________
             Birch Bayh

                                     Director                        April 9, 1999
____________________________________
       Pieter S. van den Berg

     /s/ G. William Miller           Director                        April 9, 1999
____________________________________
         G. William Miller

                                     Director                        April 9, 1999
____________________________________
         Fredrick W. Petri


             Signature                         Capacity                   Date
             ---------                         --------                   ----
      /s/ J. Albert Smith            Director                        April 9, 1999
____________________________________
          J. Albert Smith

       /s/ Philip J. Ward            Director                        April 9, 1999
____________________________________
           Philip J. Ward

                                     Director                        April 9, 1999
____________________________________
      M. Denise DeBartolo York

         /s/ John Dahl               Senior Vice President           April 9, 1999
____________________________________ (Principal Accounting
             John Dahl               Officer)


Principal Financial Officers:


    /s/ Stephen E. Sterrett          Treasurer                       April 9, 1999
____________________________________
        Stephen E. Sterrett

   /s/ James R. Giuliano III         Senior Vice President           April 9, 1999
____________________________________
       James R. Giuliano III

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Simon Property Group, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 1998, is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Indianapolis, Indiana,
February 17, 1999

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                           Cost Capitalized          Gross Amounts At
                                                              Subsequent              Which Carried
                                     Initial Cost           to Acquisition          At Close of Period
                               ------------------------ ------------------------ ------------------------
                                          Buildings and            Buildings and            Buildings and            Accumulated
Name, Location    Encumbrances    Land    Improvements    Land     Improvements     Land    Improvements    Total    Depreciation
--------------    ------------ ---------- ------------- ---------  ------------- ---------- ------------- ---------- ------------
Regional Malls
Alton Square,
Alton, IL.......   $        0  $      154  $     7,641  $       0   $    11,816  $      154  $    19,457  $   19,611  $   2,248
Amigoland Mall,
Brownsville, TX.            0       1,045        4,518          0           954       1,045        5,472       6,517      1,532
Anderson Mall,
Anderson, SC....       27,500       1,712       18,122      1,363         3,479       3,075       21,601      24,676      4,505
Aurora Mall,
Aurora, CO......            0      11,400       55,692          0           270      11,400       55,962      67,362        403
Barton Creek
Square, Austin,
TX..............       62,064       4,414       20,699        771        28,741       5,185       49,440      54,625      7,694
Battlefield
Mall,
Springfield, MO.       93,665       4,039       29,769      3,225        35,518       7,264       65,287      72,551     11,831
Bay Park Square,
Green Bay, WI...       24,848       6,997       25,623          0           659       6,997       26,282      33,279      1,818
Bergen Mall,
Paramus, NJ.....            0      11,020       92,541          0         5,730      11,020       98,271     109,291      6,320
Biltmore Square,
Asheville, NC...       26,681      10,908       19,315          0         1,059      10,908       20,374      31,282      1,489
Boynton Beach
Mall, Boynton
Beach, FL.......            0      33,758       67,710          0         3,203      33,758       70,913     104,671      4,842
Brea Mall, Brea,
CA..............            0      39,500      209,202          0           144      39,500      209,346     248,846      1,504
Broadway Square,
Tyler, TX.......            0      11,470       32,439          0         1,884      11,470       34,323      45,793      4,238
Brunswick
Square, East
Brunswick, NJ...            0       8,436       55,838          0         3,764       8,436       59,602      68,038      3,937
Burlington Mall,
Burlington, MA..            0      46,600      303,618          0            14      46,600      303,632     350,232      2,172
Castleton
Square,
Indianapolis,
IN..............            0      44,860       80,963          0        25,115      44,860      106,078     150,938      5,886
Charlottesville
Fashion Square,
Charlottesville,
VA..............            0           0       54,738          0           928           0       55,666      55,666      2,018
Chautauqua Mall,
Jamestown, NY...            0       3,257        9,641          0        12,033       3,257       21,674      24,931      1,236
Cheltenham
Square,
Philadelphia,
PA..............       34,226      14,227       43,799          0         2,173      14,227       45,972      60,199      3,307
Chesapeake
Square,
Chesapeake, VA..       48,164      11,534       70,461          0           832      11,534       71,293      82,827      4,936
Cielo Vista
Mall, El Paso,
TX..............       96,125       1,307       18,512        608        15,836       1,915       34,348      36,263      8,834
College Mall,
Bloomington, IN.       54,360       1,012       16,245        722        18,551       1,734       34,796      36,530      8,324
Columbia Center,
Kennewick, WA...       42,326      27,170       58,185          0         5,742      27,170       63,927      91,097      4,315
Cordova Mall,
Pensacola, FL...            0      18,800       75,880       (158)          267      18,642       76,147      94,789      2,160
Cottonwood Mall,
Albuquerque, NM.            0      13,667       69,173          0          (151)     13,667       69,022      82,689      6,586
Crossroads Mall,
Omaha, NE.......            0         884       37,293        409        27,116       1,293       64,409      65,702      6,555
Crystal River
Mall, Crystal
River, FL.......       16,000      11,679       14,252          0         2,841      11,679       17,093      28,772      1,507
DeSoto Square,
Bradenton, FL...       38,880       9,380       52,716          0         2,984       9,380       55,700      65,080      3,875
Eastern Hills
Mall, Buffalo,
NY..............            0      15,444       47,604         12         2,382      15,456       49,986      65,442      3,377
Eastland Mall,
Tulsa, OK.......       15,000       3,124       24,035        518         6,525       3,642       30,560      34,202      5,481
Edison Mall,
Fort Myers, FL..            0      13,618      107,381          0           962      13,618      108,343     121,961      3,889
                     Date of
Name, Location    Construction
--------------    -------------
Regional Malls
Alton Square,
Alton, IL.......  1993 (Note 3)
Amigoland Mall,
Brownsville, TX.  1974
Anderson Mall,
Anderson, SC....  1972
Aurora Mall,
Aurora, CO......  1998 (Note 4)
Barton Creek
Square, Austin,
TX..............  1981
Battlefield
Mall,
Springfield, MO.  1970
Bay Park Square,
Green Bay, WI...  1996 (Note 4)
Bergen Mall,
Paramus, NJ.....  1996 (Note 4)
Biltmore Square,
Asheville, NC...  1996 (Note 4)
Boynton Beach
Mall, Boynton
Beach, FL.......  1996 (Note 4)
Brea Mall, Brea,
CA..............  1998 (Note 4)
Broadway Square,
Tyler, TX.......  1994 (Note 3)
Brunswick
Square, East
Brunswick, NJ...  1996 (Note 4)
Burlington Mall,
Burlington, MA..  1998 (Note 4)
Castleton
Square,
Indianapolis,
IN..............  1996 (Note 4)
Charlottesville
Fashion Square,
Charlottesville,
VA..............  1997 (Note 4)
Chautauqua Mall,
Jamestown, NY...  1996 (Note 4)
Cheltenham
Square,
Philadelphia,
PA..............  1996 (Note 4)
Chesapeake
Square,
Chesapeake, VA..  1996 (Note 4)
Cielo Vista
Mall, El Paso,
TX..............  1974
College Mall,
Bloomington, IN.  1965
Columbia Center,
Kennewick, WA...  1996 (Note 4)
Cordova Mall,
Pensacola, FL...  1998 (Note 4)
Cottonwood Mall,
Albuquerque, NM.  1996
Crossroads Mall,
Omaha, NE.......  1994 (Note 3)
Crystal River
Mall, Crystal
River, FL.......  1996 (Note 4)
DeSoto Square,
Bradenton, FL...  1996 (Note 4)
Eastern Hills
Mall, Buffalo,
NY..............  1996 (Note 4)
Eastland Mall,
Tulsa, OK.......  1986
Edison Mall,
Fort Myers, FL..  1997 (Note 4)

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                       Cost Capitalized      Gross Amounts At
                                                         Subsequent to        Which Carried
                                    Initial Cost          Acquisition       At Close of Period
                               ---------------------- ------------------- ----------------------
                                          Buildings           Buildings              Buildings
                                             and                 and                    and                 Accumulated
Name, Location    Encumbrances   Land    Improvements  Land  Improvements   Land    Improvements   Total    Depreciation
--------------    ------------ --------- ------------ ------ ------------ --------- ------------ ---------- ------------
Fashion Mall at
Keystone at the
Crossing,
Indianapolis,
IN..............   $  64,194   $       0  $ 120,579   $    0  $     106   $       0  $ 120,685   $  120,685   $ 3,447
Forest Mall,
Fond Du Lac, WI.      15,550         728      4,498        0      4,920         728      9,418       10,146     1,823
Forest Village
Park,
Forestville, MD.      21,850       1,212      4,625      757      4,071       1,969      8,696       10,665     2,007
Fremont Mall,
Fremont, NE.....           0          26      1,280      265      2,678         291      3,958        4,249       577
Golden Ring
Mall, Baltimore,
MD..............      29,750       1,130      8,955      572      8,591       1,702     17,546       19,248     4,569
Great Lakes
Mall, Cleveland,
OH..............      61,121      14,607    100,362        0      3,462      14,607    103,824      118,431     7,216
Greenwood Park
Mall, Greenwood,
IN..............      97,478       2,607     23,500    5,275     54,216       7,882     77,716       85,598    14,437
Gulf View
Square, Port
Richey, FL......      37,633      13,690     39,997        0      5,160      13,690     45,157       58,847     2,851
Heritage Park,
Midwest City,
OK..............           0         598      6,213        0      2,240         598      8,453        9,051     2,146
Hutchinson Mall,
Hutchison, KS...      16,023       1,777     18,427        0      2,821       1,777     21,248       23,025     4,203
Independence
Center,
Independence,
MO..............           0       5,539     45,822        0     14,913       5,539     60,735       66,274     5,888
Ingram Park
Mall, San
Antonio, TX.....      54,955         820     17,163      169     14,018         989     31,181       32,170     7,549
Irving Mall,
Irving, TX......           0       6,737     17,479    2,533     22,491       9,270     39,970       49,240     8,410
Jefferson Valley
Mall, Yorktown
Heights, NY.....      50,000       4,868     30,304        0      3,816       4,868     34,120       38,988     7,124
Knoxville
Center,
Knoxville, TN...           0       5,006     22,965    3,712     33,220       8,718     56,185       64,903     6,526
La Plaza,
McAllen, TX.....      49,475       2,194      9,828        0      4,050       2,194     13,878       16,072     2,746
Lafayette
Square,
Indianapolis,
IN..............           0      25,546     43,294        0      5,987      25,546     49,281       74,827     3,384
Laguna Hills
Mall, Laguna
Hills, CA.......           0      28,074     55,689        0      1,472      28,074     57,161       85,235     2,028
Lenox Square,
Atlanta, GA.....           0      41,900    492,411        0         21      41,900    492,432      534,332     3,541
Lima Mall, Lima,
OH..............      18,903       7,910     35,495        0      1,161       7,910     36,656       44,566     2,622
Lincolnwood Town
Center,
Lincolnwood, IL.           0      11,197     63,490       28        282      11,225     63,772       74,997    11,203
Livingston Mall,
Livingston, NJ..                  30,200    105,250        0          8      30,200    105,258      135,458       752
Longview Mall,
Longview, TX....      27,600         270      3,602      124      6,586         394     10,188       10,582     2,137
Machesney Park
Mall, Rockford,
IL..............           0         614      7,438      120      4,043         734     11,481       12,215     3,082
Markland Mall,
Kokomo, IN......      10,000           0      7,568        0      1,531           0      9,099        9,099     1,703
Mc Cain Mall, N.
Little Rock, AR.      43,768           0      9,515        0      6,605           0     16,120       16,120     4,865
Melbourne
Square,
Melbourne, FL...      39,404      20,552     51,110        0      3,700      20,552     54,810       75,362     3,653
Memorial Mall,
Sheboygan, WI...           0         175      4,881        0        758         175      5,639        5,814     1,298
                     Date of
Name, Location    Construction
--------------    -------------
Fashion Mall at
Keystone at the
Crossing,
Indianapolis,
IN..............  1997 (Note 4)
Forest Mall,
Fond Du Lac, WI.  1973
Forest Village
Park,
Forestville, MD.  1980
Fremont Mall,
Fremont, NE.....  1966
Golden Ring
Mall, Baltimore,
MD..............  1974 (Note 3)
Great Lakes
Mall, Cleveland,
OH..............  1996 (Note 4)
Greenwood Park
Mall, Greenwood,
IN..............  1979
Gulf View
Square, Port
Richey, FL......  1996 (Note 4)
Heritage Park,
Midwest City,
OK..............  1978
Hutchinson Mall,
Hutchison, KS...  1985
Independence
Center,
Independence,
MO..............  1994 (Note 3)
Ingram Park
Mall, San
Antonio, TX.....  1979
Irving Mall,
Irving, TX......  1971
Jefferson Valley
Mall, Yorktown
Heights, NY.....  1983
Knoxville
Center,
Knoxville, TN...  1984
La Plaza,
McAllen, TX.....  1976
Lafayette
Square,
Indianapolis,
IN..............  1996 (Note 4)
Laguna Hills
Mall, Laguna
Hills, CA.......  1997 (Note 4)
Lenox Square,
Atlanta, GA.....  1998 (Note 4)
Lima Mall, Lima,
OH..............  1996 (Note 4)
Lincolnwood Town
Center,
Lincolnwood, IL.  1990
Livingston Mall,
Livingston, NJ..  1998 (Note 4)
Longview Mall,
Longview, TX....  1978
Machesney Park
Mall, Rockford,
IL..............  1979
Markland Mall,
Kokomo, IN......  1968
Mc Cain Mall, N.
Little Rock, AR.  1973
Melbourne
Square,
Melbourne, FL...  1996 (Note 4)
Memorial Mall,
Sheboygan, WI...  1969

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                       Cost Capitalized       Gross Amounts At
                                                         Subsequent to         Which Carried
                                    Initial Cost          Acquisition        At Close of Period
                               ---------------------- -------------------- ----------------------
                                          Buildings            Buildings              Buildings
                                             and                  and                    and                 Accumulated
Name, Location    Encumbrances   Land    Improvements  Land   Improvements   Land    Improvements   Total    Depreciation
--------------    ------------ --------- ------------ ------  ------------ --------- ------------ ---------- ------------
Menlo Park Mall,
Edison, NJ......   $       0   $  65,684  $ 223,252   $    0    $  2,928   $  65,684  $ 226,180   $  291,864   $ 8,138
Miami
International
Mall, Miami, FL.      46,483      13,794     69,701    8,942       2,788      22,736     72,489       95,225    17,654
Midland Park
Mall, Midland,
TX..............      28,000         704      9,213        0       5,875         704     15,088       15,792     3,553
Miller Hill
Mall, Duluth,
MN..............           0       2,537     18,113        0       3,775       2,537     21,888       24,425     4,346
Mission Viejo
Mall, Mission
Viejo, CA.......      37,559       9,139     54,445        0      49,604       9,139    104,049      113,188     3,765
Mounds Mall,
Anderson, IN....           0           0      2,689        0       1,934           0      4,623        4,623     1,482
Muncie Mall,
Muncie, IN......           0         172      5,964       52      19,417         224     25,381       25,605     3,246
Nanuet Mall,
Nanuet, NY......           0      27,700    162,993        0         116      27,700    163,109      190,809     1,168
North East Mall,
Hurst, TX.......      21,934       1,454     13,473    2,090      18,591       3,544     32,064       35,608     3,319
North Towne
Square, Toledo,
OH..............      23,500         579      8,382        0       2,049         579     10,431       11,010     3,743
Northgate Mall,
Seattle, WA.....      79,035      89,991     57,873        0      17,717      89,991     75,590      165,581     4,681
Northlake Mall,
Atlanta, GA.....       1,053      33,400     98,035        0           0      33,400     98,035      131,435       704
Northwoods Mall,
Peoria, IL......           0       1,203     12,779    1,449      25,552       2,652     38,331       40,983     7,863
Oak Court Mall,
Memphis, TN.....           0      15,673     57,555        0         480      15,673     58,035       73,708     2,134
Orange Park
Mall,
Jacksonville,
FL..............           0      13,345     65,173        0      13,329      13,345     78,502       91,847     8,361
Orland Square,
Orland Park, IL.      50,000      36,770    129,906        0         455      36,770    130,361      167,131     4,451
Paddock Mall,
Ocala, FL.......      29,930      20,420     30,490        0       4,334      20,420     34,824       55,244     2,296
Palm Beach Mall,
West Palm Beach,
FL..............      50,471      12,549    112,741        0         634      12,549    113,375      125,924    11,500
Phipps Plaza,
Atlanta, GA.....           0      19,200    210,783        0           1      19,200    210,784      229,984     1,508
Port Charlotte
Town Center,
Port
Charlotte, FL...      52,731       5,561     59,381        0       6,674       5,561     66,055       71,616     4,114
Prien Lake Mall,
Lake Charles,
LA..............           0       1,926      2,829    3,080      35,714       5,006     38,543       43,549     2,000
Raleigh Springs
Mall, Memphis,
TN..............           0       9,137     28,604        0       1,130       9,137     29,734       38,871     2,085
Randall Park
Mall, Cleveland,
OH..............      35,000       4,421     52,456        0       6,525       4,421     58,981       63,402     3,892
Richardson
Square, Dallas,
TX..............           0       4,867      6,329    1,075      11,115       5,942     17,444       23,386     1,736
Richmond Towne
Square,
Cleveland, OH...      14,526       2,666     12,112        0      19,511       2,666     31,623       34,289       908
Richmond Square,
Richmond, IN....           0       3,410     11,343        0       8,295       3,410     19,638       23,048     1,262
River Oaks
Center, Calumet
City, IL........      32,500      30,884    101,224        0          11      30,884    101,235      132,119     3,412
Rockaway
Townsquare,
Rockaway, NJ....           0      50,500    218,557        0         652      50,500    219,209      269,709     1,569
Rolling Oaks
Mall, North San
Antonio, TX.....           0       2,647     38,609      (70)      1,228       2,577     39,837       42,414     8,802
Roosevelt Field,
Garden City, NY.           0     165,500    704,112        0       1,674     165,500    705,786      871,286     5,064
                     Date of
Name, Location    Construction
--------------    -------------
Menlo Park Mall,
Edison, NJ......  1997 (Note 4)
Miami
International
Mall, Miami, FL.  1996 (Note 4)
Midland Park
Mall, Midland,
TX..............  1980
Miller Hill
Mall, Duluth,
MN..............  1973
Mission Viejo
Mall, Mission
Viejo, CA.......  1996 (Note 4)
Mounds Mall,
Anderson, IN....  1965
Muncie Mall,
Muncie, IN......  1970
Nanuet Mall,
Nanuet, NY......  1998 (Note 4)
North East Mall,
Hurst, TX.......  1996 (Note 4)
North Towne
Square, Toledo,
OH..............  1980
Northgate Mall,
Seattle, WA.....  1996 (Note 4)
Northlake Mall,
Atlanta, GA.....  1998 (Note 4)
Northwoods Mall,
Peoria, IL......  1983 (Note 3)
Oak Court Mall,
Memphis, TN.....  1997 (Note 4)
Orange Park
Mall,
Jacksonville,
FL..............  1994 (Note 3)
Orland Square,
Orland Park, IL.  1997 (Note 4)
Paddock Mall,
Ocala, FL.......  1996 (Note 4)
Palm Beach Mall,
West Palm Beach,
FL..............  1998 (Note 4)
Phipps Plaza,
Atlanta, GA.....  1998 (Note 4)
Port Charlotte
Town Center,
Port
Charlotte, FL...  1996 (Note 4)
Prien Lake Mall,
Lake Charles,
LA..............  1972
Raleigh Springs
Mall, Memphis,
TN..............  1996 (Note 4)
Randall Park
Mall, Cleveland,
OH..............  1996 (Note 4)
Richardson
Square, Dallas,
TX..............  1996 (Note 4)
Richmond Towne
Square,
Cleveland, OH...  1996 (Note 4)
Richmond Square,
Richmond, IN....  1996 (Note 4)
River Oaks
Center, Calumet
City, IL........  1997 (Note 4)
Rockaway
Townsquare,
Rockaway, NJ....  1998 (Note 4)
Rolling Oaks
Mall, North San
Antonio, TX.....  1998 (Note 4)
Roosevelt Field,
Garden City, NY.  1998 (Note 4)

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                       Cost Capitalized      Gross Amounts At
                                                         Subsequent to        Which Carried
                                    Initial Cost          Acquisition       At Close of Period
                               ---------------------- ------------------- ----------------------
                                          Buildings           Buildings              Buildings
                                             and                 and                    and                 Accumulated
Name, Location    Encumbrances   Land    Improvements  Land  Improvements   Land    Improvements   Total    Depreciation
--------------    ------------ --------- ------------ ------ ------------ --------- ------------ ---------- ------------
Ross Park Mall,
Pittsburgh, PA..   $       0   $  14,557  $  50,995   $9,617  $  46,778   $  24,174  $  97,773   $  121,947   $ 9,543
Santa Rosa
Plaza, Santa
Rosa, CA........           0      10,400     87,864        0         78      10,400     87,942       98,342       631
South Hills
Village,
Pittsburgh, PA..           0      23,453    125,858        0        761      23,453    126,619      150,072     3,955
South Park Mall,
Shreveport, LA..      26,748         855     13,691       74      2,745         929     16,436       17,365     4,454
South Shore
Plaza,
Braintree, MA...          82     101,200    301,495        0        179     101,200    301,674      402,874     2,158
Southern Park
Mall,
Youngstown, OH..           0      16,982     77,774       97     13,081      17,079     90,855      107,934     6,234
Southgate Mall,
Yuma, AZ........           0       1,817      7,974        0      3,310       1,817     11,284       13,101     2,213
St Charles Towne
Center,
Waldorf, MD.....           0       9,329     52,974    1,180      9,667      10,509     62,641       73,150    12,805
Summit Mall,
Akron, OH.......           0      24,814     45,036        0     11,106      24,814     56,142       80,956     4,048
Sunland Park
Mall, El Paso,
TX..............      39,506       2,896     28,900        0      3,073       2,896     31,973       34,869     7,687
Tacoma Mall,
Tacoma, WA......      92,474      39,504    125,826        0      4,413      39,504    130,239      169,743     8,978
Tippecanoe Mall,
Lafayette, IN...      62,255       4,187      8,474    5,517     32,494       9,704     40,968       50,672     9,214
Town Center at
Boca Raton, Boca
Raton, FL.......           0      64,200    307,511        0        831      64,200    308,342      372,542     2,078
Towne East
Square, Wichita,
KS..............      81,006       9,495     18,479    2,042      9,177      11,537     27,656       39,193     7,361
Towne West
Square, Wichita,
KS..............           0         988     21,203       76      6,987       1,064     28,190       29,254     6,774
Treasure Coast
Square, Jenson
Beach, FL.......      53,218      11,124     73,108        0      3,308      11,124     76,416       87,540     5,135
Tyrone Square,
St. Petersburg,
FL..............           0      15,638    120,962        0      9,840      15,638    130,802      146,440     8,540
University Mall,
Little Rock, AR.           0         123     17,411        0        815         123     18,226       18,349     4,659
University Mall,
Pensacola, FL...           0       4,741     26,657        0      2,939       4,741     29,596       34,337     3,585
University Park
Mall, South
Bend, IN........      59,500      15,105     61,466        0      7,902      15,105     69,368       84,473    24,542
Upper Valley
Mall,
Springfield, OH.      30,940       8,421     38,745        0      1,305       8,421     40,050       48,471     2,790
Valle Vista
Mall, Harlingen,
TX..............      42,130       1,398     17,266      372      7,978       1,770     25,244       27,014     5,280
Virginia Center
Commons,
Richmond, VA....           0       9,764     50,757    4,149      2,909      13,913     53,666       67,579     2,950
Walt Whitman
Mall, Huntington
Station, NY.....           0      51,700    111,170    3,579     20,660      55,279    131,830      187,109     1,259
Washington
Square,
Indianapolis,
IN..............      33,541      20,146     41,248        0      2,747      20,146     43,995       64,141     2,938
West Ridge Mall,
Topeka, KS......      44,288       5,775     34,132      197      3,811       5,972     37,943       43,915     7,322
Westminster
Mall,
Westminster, CA.           0      45,200     84,709        0        132      45,200     84,841      130,041       616
White Oaks Mall,
Springfield, IL.      16,500       3,024     35,692    1,153     13,980       4,177     49,672       53,849     6,802
Windsor Park
Mall, San
Antonio, TX.....      14,636       1,194     16,940      130      3,253       1,324     20,193       21,517     4,866
Woodville Mall,
Toledo, OH......           0       1,831      4,454        0        665       1,831      5,119        6,950       415
                     Date of
Name, Location    Construction
--------------    -------------
Ross Park Mall,
Pittsburgh, PA..  1996 (Note 4)
Santa Rosa
Plaza, Santa
Rosa, CA........  1998 (Note 4)
South Hills
Village,
Pittsburgh, PA..  1997 (Note 4)
South Park Mall,
Shreveport, LA..   1975
South Shore
Plaza,
Braintree, MA...  1998 (Note 4)
Southern Park
Mall,
Youngstown, OH..  1996 (Note 4)
Southgate Mall,
Yuma, AZ........  1988 (Note 3)
St Charles Towne
Center,
Waldorf, MD.....   1990
Summit Mall,
Akron, OH.......  1996 (Note 4)
Sunland Park
Mall, El Paso,
TX..............   1988
Tacoma Mall,
Tacoma, WA......  1996 (Note 4)
Tippecanoe Mall,
Lafayette, IN...   1973
Town Center at
Boca Raton, Boca
Raton, FL.......  1998 (Note 4)
Towne East
Square, Wichita,
KS..............   1975
Towne West
Square, Wichita,
KS..............   1980
Treasure Coast
Square, Jenson
Beach, FL.......  1996 (Note 4)
Tyrone Square,
St. Petersburg,
FL..............  1996 (Note 4)
University Mall,
Little Rock, AR.   1967
University Mall,
Pensacola, FL...  1994 (Note 3)
University Park
Mall, South
Bend, IN........  1996 (Note 4)
Upper Valley
Mall,
Springfield, OH.  1996 (Note 4)
Valle Vista
Mall, Harlingen,
TX..............   1983
Virginia Center
Commons,
Richmond, VA....  1996 (Note 4)
Walt Whitman
Mall, Huntington
Station, NY.....  1998 (Note 4)
Washington
Square,
Indianapolis,
IN..............  1996 (Note 4)
West Ridge Mall,
Topeka, KS......   1988
Westminster
Mall,
Westminster, CA.  1998 (Note 4)
White Oaks Mall,
Springfield, IL.   1977
Windsor Park
Mall, San
Antonio, TX.....   1976
Woodville Mall,
Toledo, OH......  1996 (Note 4)

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                       Cost Capitalized      Gross Amounts At
                                                         Subsequent to        Which Carried
                                    Initial Cost          Acquisition       At Close of Period
                               ---------------------- ------------------- ----------------------
                                          Buildings           Buildings              Buildings
                                             and                 and                    and                 Accumulated
Name, Location    Encumbrances   Land    Improvements  Land  Improvements   Land    Improvements   Total    Depreciation
--------------    ------------ --------- ------------ ------ ------------ --------- ------------ ---------- ------------
Community
Shopping Centers
Arboretum, The,
Austin, TX......   $  34,000   $   7,640   $ 36,778   $    0  $       6   $   7,640  $  36,784   $   44,424  $       87
Arvada Plaza,
Arvada, CO......           0          70        342      608        699         678      1,041        1,719         302
Aurora Plaza,
Aurora, CO......           0          35      5,754        0        982          35      6,736        6,771       1,722
Bloomingdale
Court,
Bloomingdale,
IL..............      27,359       8,764     26,184        0      1,617       8,764     27,801       36,565       4,063
Boardman Plaza,
Youngstown, OH..      18,277       8,189     26,355        0      1,694       8,189     28,049       36,238       1,890
Bridgeview
Court,
Bridgeview, IL..           0         302      3,638        0        703         302      4,341        4,643         817
Brightwood
Plaza,
Indianapolis,
IN..............           0          65        128        0        252          65        380          445         118
Buffalo Grove
Towne Center,
Buffalo Grove,
IL..............           0       1,387      6,602      126        256       1,513      6,858        8,371         586
Celina Plaza, El
Paso, TX........           0         138        815        0         47         138        862        1,000         180
Century Mall,
Merrillville,
IN..............           0       2,190      9,589        0      1,376       2,190     10,965       13,155       3,417
Charles Towne
Square,
Charleston, SC..           0         446      1,768      425     10,917         871     12,685       13,556           0
Chesapeake
Center,
Chesapeake, VA..       6,563       5,352     12,279        0         74       5,352     12,353       17,705         855
Cohoes Commons,
Rochester, NY...           0       1,698      8,426        0        (72)      1,698      8,354       10,052       2,024
Countryside
Plaza,
Countryside, IL.           0       1,243      8,507        0        473       1,243      8,980       10,223       2,075
Eastgate
Consumer Mall,
Indianapolis,
IN..............      22,929         424      4,722      187      2,880         611      7,602        8,213       3,190
Eastland Plaza,
Tulsa, OK.......           0         908      3,709        0        (26)        908      3,683        4,591         595
Forest Plaza,
Rockford, IL....      16,904       4,187     16,818      453        552       4,640     17,370       22,010       2,346
Fox River Plaza,
Elgin, IL.......      12,654       2,908      9,453        0         45       2,908      9,498       12,406       1,297
Glen Burnie
Mall, Glen
Burnie, MD......           0       7,422     22,778        0      2,424       7,422     25,202       32,624       1,718
Great Lakes
Plaza,
Cleveland, OH...           0       1,028      2,025        0      3,138       1,028      5,163        6,191         440
Greenwood Plus,
Greenwood, IN...           0       1,350      1,792        0      3,680       1,350      5,472        6,822         729
Griffith Park
Plaza, Griffith,
IN..............           0           0      2,412        0        111           0      2,523        2,523         667
Grove at
Lakeland Square,
The,
Lakeland, FL....       3,750       5,237      6,016        0        921       5,237      6,937       12,174         543
Hammond Square,
Sandy Springs,
GA..............           0           0         27        0          1           0         28           28           7
Highland Lakes
Center, Orlando,
FL..............      14,377      13,951     18,490        0        340      13,951     18,830       32,781       1,344
Ingram Plaza,
San Antonio, TX.           0         421      1,802        4         21         425      1,823        2,248         560
Keystone
Shoppes,
Indianapolis,
IN..............           0           0      4,232        0          0           0      4,232        4,232         128
Knoxville
Commons,
Knoxville, TN...           0       3,731      5,345        0      1,623       3,731      6,968       10,699       1,107
Lake Plaza,
Waukegan, IL....           0       2,868      6,420        0        340       2,868      6,760        9,628         871
                     Date of
Name, Location    Construction
--------------    -------------
Community
Shopping Centers
Arboretum, The,
Austin, TX......  1998 (Note 4)
Arvada Plaza,
Arvada, CO......   1966
Aurora Plaza,
Aurora, CO......   1966
Bloomingdale
Court,
Bloomingdale,
IL..............   1987
Boardman Plaza,
Youngstown, OH..  1996 (Note 4)
Bridgeview
Court,
Bridgeview, IL..   1988
Brightwood
Plaza,
Indianapolis,
IN..............   1965
Buffalo Grove
Towne Center,
Buffalo Grove,
IL..............  1988
Celina Plaza, El
Paso, TX........  1978
Century Mall,
Merrillville,
IN..............  1992 (Note 3)
Charles Towne
Square,
Charleston, SC..  1976
Chesapeake
Center,
Chesapeake, VA..  1996 (Note 4)
Cohoes Commons,
Rochester, NY...  1984
Countryside
Plaza,
Countryside, IL.  1977
Eastgate
Consumer Mall,
Indianapolis,
IN..............  1991 (Note 3)
Eastland Plaza,
Tulsa, OK.......  1986
Forest Plaza,
Rockford, IL....  1985
Fox River Plaza,
Elgin, IL.......  1985
Glen Burnie
Mall, Glen
Burnie, MD......  1996 (Note 4)
Great Lakes
Plaza,
Cleveland, OH...  1996 (Note 4)
Greenwood Plus,
Greenwood, IN...  1979 (Note 3)
Griffith Park
Plaza, Griffith,
IN..............  1979
Grove at
Lakeland Square,
The,
Lakeland, FL....  1996 (Note 4)
Hammond Square,
Sandy Springs,
GA..............  1974
Highland Lakes
Center, Orlando,
FL..............  1996 (Note 4)
Ingram Plaza,
San Antonio, TX.  1980
Keystone
Shoppes,
Indianapolis,
IN..............  1997 (Note 4)
Knoxville
Commons,
Knoxville, TN...  1987
Lake Plaza,
Waukegan, IL....  1986

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                       Cost Capitalized    Gross Amounts At Which
                                                         Subsequent to            Carried
                                    Initial Cost          Acquisition        At Close of Period
                               ---------------------- -------------------- ----------------------
                                          Buildings            Buildings              Buildings
                                             and                  and                    and                Accumulated
Name, Location    Encumbrances   Land    Improvements  Land   Improvements   Land    Improvements   Total   Depreciation
--------------    ------------ --------- ------------ ------  ------------ --------- ------------ --------- ------------
Lake View Plaza,
Orland Park, IL.   $  22,169   $   4,775  $  17,586   $    0     $  554    $   4,775  $  18,140   $  22,915   $ 2,422
Lima Center,
Lima, OH........           0       1,808      5,151        0         85        1,808      5,236       7,044       355
Lincoln
Crossing,
O'Fallon, IL....         997       1,079      2,692        0        158        1,079      2,850       3,929       347
Mainland
Crossing,
Galveston, TX...       2,226       1,850      1,737        0        138        1,850      1,875       3,725       147
Maplewood
Square, Omaha,
NE..............           0         466      1,249        0        577          466      1,826       2,292       396
Markland Plaza,
Kokomo, IN......           0         210      1,258        0        453          210      1,711       1,921       469
Martinsville
Plaza,
Martinsville,
VA..............           0           0        584        0         45            0        629         629       332
Marwood Plaza,
Indianapolis,
IN..............           0          52      3,597        0        107           52      3,704       3,756       700
Matteson Plaza,
Matteson, IL....      11,159       1,830      9,737        0      1,683        1,830     11,420      13,250     1,609
Memorial Plaza,
Sheboygan, WI...           0         250        436        0        857          250      1,293       1,543       306
Mounds Mall
Cinema,
Anderson, IN....           0          88        158        0          1           88        159         247        50
Muncie Plaza,
Muncie, IN......                     626     10,626     (397)       177          229     10,803      11,032       295
New Castle
Plaza, New
Castle, IN......           0         128      1,621        0        641          128      2,262       2,390       591
North Ridge
Plaza, Joliet,
IL..............           0       2,831      7,699        0        438        2,831      8,137      10,968     1,237
North Riverside
Park Plaza, N.
Riverside, IL...       7,535       1,062      2,490        0        429        1,062      2,919       3,981       782
Northland Plaza,
Columbus, OH....           0       4,490      8,893        0      1,035        4,490      9,928      14,418     1,235
Northwood Plaza,
Fort Wayne, IN..           0         302      2,922        0        566          302      3,488       3,790       832
Park Plaza,
Hopkinsville,
KY..............           0         300      1,572        0         89          300      1,661       1,961       377
Regency Plaza,
St. Charles, MO.       1,878         616      4,963        0        165          616      5,128       5,744       645
Rockaway
Convenience
Center,
Rockaway, NJ....                   2,900     12,500        0          0        2,900     12,500      15,400        89
St. Charles
Towne Plaza,
Waldorf, MD.....      30,742       8,779     18,993        0        141        8,779     19,134      27,913     2,733
Teal Plaza,
Lafayette, IN...           0          99        878        0      2,957           99      3,835       3,934       266
Terrace at The
Florida Mall,
Orlando, FL.....       4,688       5,647      4,126        0        981        5,647      5,107      10,754       489
Tippecanoe
Plaza,
Lafayette, IN...           0         265        440      305      4,842          570      5,282       5,852       873
University
Center, South
Bend, IN........           0       2,388      5,214        0         71        2,388      5,285       7,673     3,639
Wabash Village,
West Lafayette,
IN..............           0           0        976        0        204            0      1,180       1,180       286
Washington
Plaza,
Indianapolis,
IN..............           0         941      1,697        0         13          941      1,710       2,651       713
West Ridge
Plaza, Topeka,
KS..............       4,612       1,491      4,620        0        551        1,491      5,171       6,662       685
White Oaks
Plaza,
Springfield, IL.      12,345       3,265     14,267        0        193        3,265     14,460      17,725     1,886
Wichita Mall,
Wichita, KS.....           0           0      4,535        0      1,710            0      6,245       6,245     1,598
Wood Plaza, Fort
Dodge, IA.......           0          45        380        0        756           45      1,136       1,181       272
                     Date of
Name, Location    Construction
--------------    -------------
Lake View Plaza,
Orland Park, IL.  1986
Lima Center,
Lima, OH........  1996 (Note 4)
Lincoln
Crossing,
O'Fallon, IL....  1990
Mainland
Crossing,
Galveston, TX...  1996 (Note 4)
Maplewood
Square, Omaha,
NE..............  1970
Markland Plaza,
Kokomo, IN......  1974
Martinsville
Plaza,
Martinsville,
VA..............  1967
Marwood Plaza,
Indianapolis,
IN..............  1962
Matteson Plaza,
Matteson, IL....  1988
Memorial Plaza,
Sheboygan, WI...  1966
Mounds Mall
Cinema,
Anderson, IN....  1974
Muncie Plaza,
Muncie, IN......  1998
New Castle
Plaza, New
Castle, IN......  1966
North Ridge
Plaza, Joliet,
IL..............  1985
North Riverside
Park Plaza, N.
Riverside, IL...  1977
Northland Plaza,
Columbus, OH....  1988
Northwood Plaza,
Fort Wayne, IN..  1974
Park Plaza,
Hopkinsville,
KY..............  1968
Regency Plaza,
St. Charles, MO.  1988
Rockaway
Convenience
Center,
Rockaway, NJ....  1998 (Note 4)
St. Charles
Towne Plaza,
Waldorf, MD.....  1987
Teal Plaza,
Lafayette, IN...  1962
Terrace at The
Florida Mall,
Orlando, FL.....  1996 (Note 4)
Tippecanoe
Plaza,
Lafayette, IN...  1974
University
Center, South
Bend, IN........  1996 (Note 4)
Wabash Village,
West Lafayette,
IN..............  1970
Washington
Plaza,
Indianapolis,
IN..............  1996 (Note 4)
West Ridge
Plaza, Topeka,
KS..............  1988
White Oaks
Plaza,
Springfield, IL.  1986
Wichita Mall,
Wichita, KS.....  1969
Wood Plaza, Fort
Dodge, IA.......  1968

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                             (Dollars in thousands)

                                                         Cost Capitalized      Gross Amounts At
                                                          Subsequent to          Which Carried
                                    Initial Cost           Acquisition        At Close of Period
                               ----------------------- -------------------- -----------------------
                                           Buildings            Buildings               Buildings
                                              and                  and                     and                  Accumulated
Name, Location    Encumbrances    Land    Improvements  Land   Improvements    Land    Improvements    Total    Depreciation
--------------    ------------ ---------- ------------ ------- ------------ ---------- ------------ ----------- ------------
Specialty Retail
Centers
The Forum Shops
at Caesars, Las
Vegas, NV.......   $  175,000  $        0  $   72,866  $     0  $   58,458  $        0  $  131,324  $   131,324   $ 19,008
Trolley Square,
Salt Lake City,
UT..............       27,141       4,899      27,539      363       7,750       5,262      35,289       40,551      6,565
Office, Mixed-
Use Properties
and Other
The Charles
Hotel...........            0      23,500           0        0           0      23,500           0       23,500          0
Lenox Building,
Atlanta, GA.....                        0      57,778        0           1           0      57,779       57,779        417
Net Lease
Properties......          847      10,975           0        0           0      10,975           0       10,975          0
New Orleans
Centre/CNG
Tower, New
Orleans, LA.....            0       3,679      41,231        0       3,164       3,679      44,395       48,074      2,893
O Hare
International
Center,
Rosemont, IL....            0         125      60,287        1       9,128         126      69,415       69,541     17,793
Riverway,
Rosemont, IL....            0       8,739     129,175       16       6,282       8,755     135,457      144,212     33,972
Three Dag
Hammarskjold
(Land)..........            0       8,625           0        0           0       8,625           0        8,625          0
Development
Projects
Bowie Town
Center, Bowie,
MD..............                    6,000         570        0         317       6,000         887        6,887          0
Indian River
Peripheral, Vero
Beach, FL.......                      790          57        0           0         790          57          847          0
Shops at North
East Plaza, The,
Hurst, TX.......                    8,988       2,198    4,376       1,429      13,364       3,627       16,991          0
Victoria Ward,
Honolulu, HI....            0           0       1,400        0         475           0       1,875        1,875          0
Waterford Lakes,
Orlando, FL.....            0           0       1,114   11,944       2,096      11,944       3,210       15,154          0
Other...........            0           0         314        0         326           0         640          640          0
Corporate.......            0           0         500      280       3,799         280       4,299        4,579        779
                   ----------  ----------  ----------  -------  ----------  ----------  ----------  -----------   --------
                   $2,775,241  $1,981,944  $8,465,064  $84,517  $1,072,246  $2,066,461  $9,537,310  $11,603,771   $688,955
                   ==========  ==========  ==========  =======  ==========  ==========  ==========  ===========   ========
                     Date of
Name, Location    Construction
--------------    -------------
Specialty Retail
Centers
The Forum Shops
at Caesars, Las
Vegas, NV.......  1992
Trolley Square,
Salt Lake City,
UT..............  1986 (Note 3)
Office, Mixed-
Use Properties
and Other
The Charles
Hotel...........
Lenox Building,
Atlanta, GA.....  1998 (Note 4)
Net Lease
Properties......
New Orleans
Centre/CNG
Tower, New
Orleans, LA.....  1996 (Note 4)
O Hare
International
Center,
Rosemont, IL....  1988
Riverway,
Rosemont, IL....  1991
Three Dag
Hammarskjold
(Land)..........  1998 (Note 4)
Development
Projects
Bowie Town
Center, Bowie,
MD..............
Indian River
Peripheral, Vero
Beach, FL.......  1996 (Note 4)
Shops at North
East Plaza, The,
Hurst, TX.......
Victoria Ward,
Honolulu, HI....
Waterford Lakes,
Orlando, FL.....
Other...........
Corporate.......

                          SIMON PROPERTY GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1998

                            (Dollars in thousands)

(1) Reconciliation of Real Estate Properties:

   The changes in real estate assets for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               1998         1997        1996
                                            -----------  ----------  ----------
      Balance, beginning of year........... $ 6,814,065  $5,273,465  $2,143,925
        Acquisitions.......................   4,676,634   1,238,909   2,843,287
        Improvements.......................     356,829     312,558     224,605
        Disposals..........................    (126,454)    (10,867)    (19,579)
        Consolidation/Deconsolidation......    (117,303)        --       81,227
                                            -----------  ----------  ----------
      Balance, close of year............... $11,603,771  $6,814,065  $5,273,465
                                            ===========  ==========  ==========

   The aggregate net book value for federal income tax purposes as of December 31, 1998 was $6,306,234.

(2) Reconciliation of Accumulated Depreciation:

   The changes in accumulated depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
      Balance, beginning of year.................  $448,353  $270,637  $147,341
        Acquisitions.............................    25,839       --        --
        Carryover of minority partners' interest
         in accumulated depreciation of DeBartolo
         Properties..............................       --        --     13,505
        Depreciation expense.....................   246,934   183,357   120,565
        Disposals................................   (32,171)   (5,641)  (10,774)
                                                   --------  --------  --------
      Balance, close of year.....................  $688,955  $448,353  $270,637
                                                   ========  ========  ========

   Depreciation of the SPG Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

                Buildings and Improvements--typically 35 years
           Tenant Inducements--shorter of lease term or useful life

(3) Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by SPG Operating Partnership or the Simons. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

 Exhibits                                                                  Page
 -------- --------------------------------------------------------------   ----
 2.1      Agreement and Plan of Merger among SPG, Sub and DRC, dated as of March 26, 1996, as amended (included as Annex I to the
          Prospectus/Joint Proxy Statement filed as part of Form S-4 of
          Simon Property Group, Inc. (Registration No. 333-06933)).

 2.2 Amendment and supplement to Offer to Purchase for Cash all Outstanding Beneficial Interests in The Retail Property Trust
          (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the SPG Operating Partnership on September 12, 1997).

 2.3      Agreement and Plan of Merger among SDG, CPI and CRC
          (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by SDG on February 24, 1998).

 3.1(a)   Amended and Restated Charter

 3.2(a) Amended and Restated Bylaws, incorporated by reference to Annex VIII of the Company's Schedule 14A on May 8, 1996.

 3.3(a)   Articles Supplementary with respect to the Series B Preferred
          Stock of the Company to the Amended and Restated Charter.

 3.4      Articles Supplementary with respect to the Series C Preferred
          Stock of the Company to the Amended and Restated Charter
          (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by SPG Properties on July 8, 1997).

 3.5 Articles Supplementary with respect to the conversion of the Series A Preferred Stock of the SPG Properties into Common
          Stock (incorporated by reference to Exhibit 3.5 of SPG
          Properties' 1997 Form 10-K).

 10.1(b) Noncompetition Agreement dated as of December 1, 1993 between the Company and each of Melvin Simon and Herbert Simon
          (Previously filed as Exhibit 10.3).

 10.2(b) Noncompetition Agreement dated as of December 1, 1993 between the Company and David Simon (Previously filed as Exhibit
          10.4).

 10.3(b)  Restriction and Noncompetition Agreement dated as of December
          1, 1993 among the Company and the Management Companies
          (Previously filed as Exhibit 10.5).

 21.1     List of Subsidiaries of SPG Properties.                           95

 23.1     Consent of Arthur Andersen LLP.                                   96

--------
(a) Incorporated by reference to the exhibit with the same number of SPG Properties' 1996 Form 10-K.
(b) Incorporated by reference to the exhibit indicated of SPG Properties' 1993 Form 10-K.