Form 10-Q
period 1999-06-30
SPG PROPERTIES INC/MD/
filed 1999-08-13
CIK 912564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

                          SPG PROPERTIES, INC.
                          --------------------
            (Exact name of registrant as specified in its charter)

                                   Maryland
                                   --------
                (State of incorporation or organization)

                                    1-12618
                                    -------
                             (Commission File No.)

                                  35-1901999
                                  ----------
                  (I.R.S. Employer Identification No.)

                          National City Center
               115 West Washington Street, Suite 15 East
                      Indianapolis, Indiana  46204
                      ----------------------------
                (Address of principal executive offices)

                             (317) 636-160)
                             --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [_]

                             SPG PROPERTIES, INC.

                                   FORM 10-Q

                                     INDEX

Part I - Financial Information                                                        Page

     Item 1:  Financial Statements
     SPG Properties, Inc.:

          Consolidated Condensed Balance Sheets as of June 30, 1999 and
            December 31, 1998                                                            3

          Consolidated Condensed Statements of Operations for the three-month
            and six-month periods ended June 30, 1999 and 1998                           4

          Consolidated Condensed Statements of Cash Flows for the six-month
            periods ended June 30, 1999 and 1998                                         5

     Simon Property Group, L.P.:

          Consolidated Condensed Balance Sheets as of June 30, 1999 and
            December 31, 1998                                                            6

          Consolidated Condensed Statements of Operations for the three-month
            and six-month periods ended June 30, 1999 and 1998                           7

         Consolidated Condensed Statements of Cash Flows for the six-month
           periods ended June 30, 1999 and 1998                                          8

     Notes to Unaudited Consolidated Condensed Financial Statements                      9

     Item 2:  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   20

     Item 3: Qualitative and Quantitative Disclosure About Market Risk                  25

Part II - Other Information

     Items 1 through 6                                                                  26

Signature                                                                               27

                             SPG PROPERTIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

        (Unaudited and dollars in thousands, except per share amounts)


                                                                                            June 30,             December 31,
                                                                                              1999                  1998
                                                                                        ----------------       ---------------
ASSETS:
     Investment in the SPG Operating Partnership                                           $2,104,188            $2,108,291
                                                                                           ==========            ==========

COMMITMENTS AND CONTINGENCIES (See Note 11 to the financial statements of the SPG Operating Partnership)

SHAREHOLDERS' EQUITY:

     Series B and C cumulative redeemable preferred stock, 12,200,000 shares authorized,
       11,000,000 issued and outstanding                                                      339,463               339,329

     Common stock, $.0001 par value, 400,000,000 shares authorized,
       and 110,482,229 and 110,492,467 issued and outstanding, respectively                        11                    11

     Class B common stock, $.0001 par value, 12,000,000 shares authorized, 3,200,000
       issued and outstanding                                                                       1                     1

     Class C common stock, $.0001 par value, 4,000 shares authorized, issued and
       outstanding                                                                                 --                    --

     Capital in excess of par value                                                         2,232,829             2,176,267
     Accumulated deficit                                                                     (453,692)             (387,656)
     Unrealized gain on long-term investment                                                    1,124                    89
     Unamortized restricted stock award                                                       (15,548)              (19,750)
                                                                                           ----------            ----------
          Total shareholders' equity                                                       $2,104,188            $2,108,291
                                                                                           ==========            ==========

       The accompanying notes are an integral part of these statements.

                             SPG PROPERTIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (Unaudited and dollars in thousands)


                                                                  For the Three Months Ended          For the Six Months Ended
                                                                            June 30,                          June 30,
                                                                 -----------------------------     -----------------------------
                                                                     1999             1998              1999           1998
                                                                 ------------     ------------     ------------    -------------
REVENUE:
    Minimum rent                                                   $    --          $186,474          $     --        $370,934
    Overage rent                                                        --            10,701                --          20,483
    Tenant reimbursements                                               --            91,811                --         181,971

    Other income                                                        --            21,389                --          37,244
                                                                   -------          --------          --------        --------
                    Total revenue                                       --           310,375                --         610,632
                                                                   -------          --------          --------        --------

EXPENSES:
    Property operating                                                  --            50,479                --         100,258
    Depreciation and amortization                                       --            58,313                --         116,618
    Real estate taxes                                                   --            28,764                --          58,959
    Repairs and maintenance                                             --            11,655                --          23,550
    Advertising and promotion                                           --             8,621                --          16,722
    Provision for credit losses                                         --               733                --           3,455
    Other                                                               --             6,584                --          12,177
                                                                   -------          --------          --------        --------
                    Total operating expenses                            --           165,149                --         331,739
                                                                   -------          --------          --------        --------

OPERATING INCOME                                                        --           145,226                --         278,893

INTEREST EXPENSE                                                        --            92,510                --         184,420
                                                                   -------          --------          --------        --------
INCOME BEFORE MINORITY INTEREST                                         --            52,716                --          94,473

MINORITY INTEREST                                                       --            (2,154)               --          (3,596)
LOSS ON SALE OF ASSETS                                                  --            (7,219)               --          (7,219)
                                                                   -------          --------          --------        --------
INCOME BEFORE UNCONSOLIDATED ENTITIES                                   --            43,343                --          83,658

EQUITY IN INCOME OF THE SPG OPERATING PARTNERSHIP                   32,594                --            63,456              --
INCOME FROM UNCONSOLIDATED ENTITIES                                     --               171                --           4,980
                                                                   -------          --------          --------        --------

INCOME BEFORE EXTRAORDINARY ITEMS                                   32,594            43,514            63,456          88,638

EXTRAORDINARY ITEMS                                                     --             7,024                --           7,024
                                                                   -------          --------          --------        --------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS                        32,594            50,538            63,456          95,662
LESS: LIMITED PARTNERS' INTEREST IN
  THE SPG OPERATING PARTNERSHIP                                        --             15,737                --          29,579
                                                                   -------          --------          --------        --------

NET INCOME                                                          32,594            34,801            63,456          66,083

PREFERRED DIVIDENDS                                                 (7,334)           (7,334)          (14,668)        (14,668)
                                                                   -------          --------          --------        --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $25,260          $ 27,467          $ 48,788        $ 51,415
                                                                   =======          ========          ========        ========

        The accompaning notes are an integral part of these statements.

                             SPG PROPERTIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)


                                                                        For the Six Months Ended June 30,
                                                                        ----------------------------------
                                                                             1999                1998
                                                                        ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 63,456          $    66,083
  Adjustments to reconcile net income to net cash provided
    by operating activities--
    Depreciation and amortization                                               --               120,915
    Extraordinary items                                                         --                (7,024)
    Loss on sale of assets                                                      --                 7,219
    Limited partners' interest in SPG Operating Partnership                     --                29,579
    Straight-line rent                                                          --                (4,091)
    Minority interest                                                           --                 3,596
    Equity in income of the SPG Operating Partnership                       (63,456)                 --
    Equity in income of unconsolidated entities                                 --                (4,980)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue                                      --                 4,507
    Deferred costs and other assets                                             --                (1,866)
    Accounts payable, accrued expenses and other liabilities                    --                  (817)
                                                                          ---------          -----------
    Net cash provided by operating activities                                   --               213,121
                                                                          ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                                  --              (243,355)
  Capital expenditures                                                          --              (126,776)
  Cash from acquisitions and consolidation of joint ventures, net               --                 4,387
  Change in restricted cash                                                     --                 2,591
  Net proceeds from sale of assets                                              --                46,087
  Investments in unconsolidated entities                                        --                (6,554)
  Distributions from unconsolidated entities                                    --               113,426
  Distributions from the SPG Operating Partnership                          129,492                  --
  Investments in and advances to Management Company and affiliate               --               (17,045)
                                                                          ---------          -----------
    Net cash provided by (used in) investing activities                     129,492             (227,239)
                                                                          ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common, net                                            --                92,350
  Minority interest distributions, net                                          --                (6,326)
  Preferred dividends and distributions to shareholders                    (129,492)            (126,698)
  Distributions to limited partners                                             --               (63,727)
  Mortgage and other note proceeds, net of transaction costs                    --             1,485,545
  Mortgage and other note principal payments                                    --            (1,373,360)
                                                                          ---------          -----------
    Net cash provided by (used in) financing activities                    (129,492)               7,784
                                                                          ---------          -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                           --                (6,334)

CASH AND CASH EQUIVALENTS, beginning of period                                  --               109,699
                                                                          ---------          -----------
CASH AND CASH EQUIVALENTS, end of period                                  $     --           $   103,365
                                                                          =========          ===========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Unaudited and dollars in thousands)

                                                                                            June 30,              December 31,
                                                                                              1999                    1998
                                                                                          -----------             -----------
ASSETS:
     Investment properties, at cost                                                       $12,237,005             $11,662,860
     Less -- accumulated depreciation                                                         905,040                 709,114
                                                                                          -----------             -----------
                                                                                           11,331,965              10,953,746
     Goodwill, net                                                                             41,356                  58,134
     Cash and cash equivalents                                                                139,591                 124,466
     Tenant receivables and accrued revenue, net                                              234,173                 217,341
     Notes and advances receivable from Management Company and affiliate                      128,441                 115,378
     Note receivable from SRC Operating Partnership                                                --                  20,565
     Investment in partnerships and joint ventures, at equity                               1,073,057               1,303,251
     Investment in Management Company and affiliates                                           14,452                  10,037
     Other investment                                                                          52,289                  50,176
     Deferred costs and other assets                                                          236,017                 227,684
     Minority interest                                                                         34,365                  32,138
                                                                                          -----------             -----------
          Total assets                                                                    $13,285,706             $13,112,916
                                                                                          ===========             ===========

LIABILITIES:
     Mortgages and other indebtedness                                                     $ 8,273,822             $ 7,972,381
     Notes payable to SRC Operating Partnership (Interest at 8%, due 2008)                      6,008                  17,907
     Accounts payable and accrued expenses                                                    420,437                 410,445
     Cash distributions and losses in partnerships and joint ventures, at equity               30,901                  29,139
     Other liabilities                                                                         85,713                  95,243
                                                                                          -----------             -----------
          Total liabilities                                                                 8,816,881               8,525,115
                                                                                          -----------             -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:

     Preferred units, 15,897,602 and 16,053,580 units outstanding, respectively               858,059               1,057,245

     General Partners, 168,168,385 and 161,487,017 units outstanding, respectively          2,633,447               2,540,660

     Limited Partners, 64,176,334 and 64,182,157 units outstanding, respectively            1,004,975               1,009,646

     Unamortized restricted stock award                                                       (27,656)                (19,750)
                                                                                          -----------             -----------
          Total partners' equity                                                            4,468,825               4,587,801
                                                                                          -----------             -----------
          Total liabilities and partners' equity                                          $13,285,706             $13,112,916
                                                                                          ===========             ===========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per unit amounts)

                                                               For the Three Months Ended           For the Six Months Ended
                                                                        June 30,                            June 30,
                                                             -------------------------------    -------------------------------
                                                                 1999              1998              1999             1998
                                                             ------------      -------------    --------------    -------------
REVENUE:
    Minimum rent                                               $273,384          $186,474          $543,991          $370,934
    Overage rent                                                 14,556            10,701            27,923            20,483
    Tenant reimbursements                                       138,469            91,811           274,481           181,971
    Other income                                                 27,010            21,389            48,218            37,244
                                                               --------          --------          --------          --------
                    Total revenue                               453,419           310,375           894,613           610,632
                                                               --------          --------          --------          --------

EXPENSES:
    Property operating                                           71,295            50,479           139,145           100,258
    Depreciation and amortization                                88,836            58,313           177,414           116,618
    Real estate taxes                                            43,573            28,764            89,841            58,959
    Repairs and maintenance                                      16,850            11,655            36,652            23,550
    Advertising and promotion                                    14,717             8,621            29,233            16,722
    Provision for credit losses                                   2,914               733             4,708             3,455
    Other                                                         6,743             6,584            14,423            12,177
                                                               --------          --------          --------          --------
                    Total operating expenses                    244,928           165,149           491,416           331,739
                                                               --------          --------          --------          --------

OPERATING INCOME                                                208,491           145,226           403,197           278,893

INTEREST EXPENSE                                                145,488            92,510           284,058           184,420
                                                               --------          --------          --------          --------
INCOME BEFORE MINORITY INTEREST                                  63,003            52,716           119,139            94,473

MINORITY INTEREST                                                (3,688)           (2,154)           (5,503)           (3,596)
LOSSES ON SALES OF ASSETS                                        (4,188)           (7,219)           (4,188)           (7,219)
                                                               --------          --------          --------          --------
INCOME BEFORE UNCONSOLIDATED ENTITIES                            55,127            43,343           109,448            83,658

INCOME FROM UNCONSOLIDATED ENTITIES                              12,608               171            24,925             4,980
                                                               --------          --------          --------          --------
INCOME BEFORE EXTRAORDINARY ITEMS                                67,735            43,514           134,373            88,638

EXTRAORDINARY ITEMS                                                 (43)            7,024            (1,817)            7,024
                                                               --------          --------          --------          --------
NET INCOME                                                       67,692            50,538           132,556            95,662

PREFERRED UNIT REQUIREMENT                                      (16,123)           (7,334)          (33,828)          (14,668)
                                                               --------          --------          --------          --------
NET INCOME AVAILABLE TO UNITHOLDERS                            $ 51,569          $ 43,204          $ 98,728          $ 80,994
                                                               ========          ========          ========          ========
NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
     Managing General Partner (SPG)                            $ 12,051          $     --          $ 22,400          $     --
     General Partners (SPG Properties, Inc.
      and SD Property Group, Inc.)                               25,260            27,467            48,788            51,415
     Limited Partners                                            14,258            15,737            27,540            29,579
                                                               --------          --------          --------          --------
     Net income                                                $ 51,569          $ 43,204          $ 98,728          $ 80,994
                                                               ========          ========          ========          ========
BASIC EARNINGS PER UNIT:
     Income before extraordinary items                         $   0.22          $   0.21          $   0.44          $   0.42
     Extraordinary items                                          (0.00)             0.04             (0.01)             0.04
                                                               --------          --------          --------          --------
     Net income                                                $   0.22          $   0.25          $   0.43          $   0.46
                                                               ========          ========          ========          ========
DILUTED EARNINGS PER UNIT:
     Income before extraordinary items                         $   0.22          $   0.20          $   0.44          $   0.42
     Extraordinary items                                          (0.00)             0.04             (0.01)             0.04
                                                               --------          --------          --------          --------
     Net income                                                $   0.22          $   0.24          $   0.43          $   0.46
                                                               ========          ========          ========          ========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)



                                                                          For the Six Months Ended June 30,
                                                                        ------------------------------------
                                                                              1999                1998
                                                                        ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  132,556          $    95,662
    Adjustments to reconcile net income to net cash provided
      by operating activities--
      Depreciation and amortization                                           182,901              120,915
      Extraordinary items                                                       1,817               (7,024)
      Losses on sales of assets                                                 4,188                7,219
      Straight-line rent                                                       (8,875)              (4,091)
      Minority interest                                                         5,503                3,596
      Equity in income of unconsolidated entities                             (24,925)              (4,980)
   Changes in assets and liabilities--
     Tenant receivables and accrued revenue                                    (1,544)               4,507
     Deferred costs and other assets                                           (6,427)              (1,866)
     Accounts payable, accrued expenses and other liabilities                  (4,961)                (817)
                                                                           ----------          -----------
       Net cash provided by operating activities                              280,233              213,121
                                                                           ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                                (99,254)            (243,355)
  Capital expenditures                                                       (198,643)            (126,776)
  Change in restricted cash                                                       --                 2,591
  Cash from acquisitions and consolidation of joint ventures, net              10,812                4,387
  Net proceeds from sales of assets                                            42,000               46,087
  Investments in unconsolidated entities                                      (32,338)              (6,554)
  Note payment from the SRC Operating Partnership                              20,565                  --
  Distributions from unconsolidated entities                                  163,463              113,426
  Investments in and advances to Management Company and affiliate             (13,063)             (17,045)
                                                                           ----------          -----------
    Net cash used in investing activities                                    (106,458)            (227,239)
                                                                           ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership contributions, net                                                1,253               92,350
  Partnership distributions                                                  (266,883)            (190,425)
  Minority interest distributions, net                                         (8,142)              (6,326)
  Note payable to the SRC Operating Partnership                               (11,899)                 --
  Mortgage and other note proceeds, net of transaction costs                1,091,808            1,485,545
  Mortgage and other note principal payments                                 (964,787)          (1,373,360)
                                                                           ----------          -----------
    Net cash provided by (used in) financing activities                      (158,650)               7,784
                                                                           ----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               15,125               (6,334)

CASH AND CASH EQUIVALENTS, beginning of period                                124,466              109,699
                                                                           ----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                   $  139,591          $   103,365
                                                                           ==========          ===========

       The accompanying notes are an integral part of these statements.

                             SPG PROPERTIES, INC.

        Notes to Unaudited Consolidated Condensed Financial Statements

  (Dollars in thousands, except per share amounts and where indicated as in billions)
1. Organization

     SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties and its substantially wholly-owned subsidiary, SD Property Group, Inc., are general partners of, and hold a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"), as of June 30, 1999 and December 31, 1998. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

     As of June 30, 1999, the SPG Operating Partnership owned or held an interest in 240 income-producing properties, which consisted of 152 regional malls, 76 community shopping centers, four specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties") and one asset in Europe. The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, three community centers and one outlet center currently under construction and twelve parcels of land held for future development. In addition, the SPG Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" See Note 8 to the financial statements of the SPG Operating Partnership). The SPG Operating Partnership holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. SPG Properties owned 48.9% and 50.4% of the SPG Operating Partnership at June 30, 1999 and December 31, 1998, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with SPG Properties' December 31, 1998 audited financial statements and notes thereto included in its Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of SPG Properties include accounts of all entities owned or controlled by SPG Properties. All significant intercompany amounts have been eliminated. In connection with the CPI Merger, which was consummated as of the close of business on September 24, 1998 (see the accompanying financial statements of the SPG Operating Partnership), SPG became the managing general partner of the SPG Operating Partnership. As a result, SPG Properties no longer controls the SPG Operating Partnership, and therefore the accompanying balance sheets as of June 30, 1999 and December 31, 1998 reflect SPG Properties' interest in the SPG Operating Partnership utilizing the equity method of accounting. Prior to the CPI Merger, SPG Properties and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of SPG Properties assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Net operating results of the SPG Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining weighted average ownership interest in the SPG Operating Partnership during the period. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the three-month periods ended June 30, 1999 and 1998 was 49.0% and 63.6%, respectively. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the six-month periods ended June 30, 1999 and 1998 was 49.4% and 63.5%, respectively.

Note 3 -  Per Share Data

     Because substantially all of the common stock of SPG Properties is owned by SPG, SPG Properties does not report earnings per share.

Note 4 - Shareholders' Equity

     The following table summarizes the changes in shareholders' equity since December 31, 1998.

                                            All Classes    Capital in                     Unrealized      Unamortized         Total
                                Preferred    of Common      Excess of    Accumulated        Gain on       Restricted      Sharehold
                                  Stock        Stock           Par         Deficit      Investment (1)    Stock Award        Equity
                               ----------   ----------     ----------    -----------    --------------    -----------    -----------
Balance at
 December 31, 1998               $339,329          $12     $2,176,267    $(387,656)            $   89      $  (19,750)   $2,108,291

Restricted stock
 forfeitures (10,238 shares)                                     (336)                                            336            --

Amortization of stock
 incentive                                                                                                      3,866         3,866

Preferred stock accretion             134                                                                                       134

Adjustment to allocate net
 equity of the SPG
 Operating Partnership                                         56,898                                                        56,898

Distributions                                                             (129,492)                                        (129,492)
                               ----------   ----------     ----------    ----------        ----------     -----------    -----------
Subtotal                          339,463           12      2,232,829     (517,148)                89         (15,548)    2,039,697

Comprehensive Income:
---------------------
Unrealized gain on
  investment (1)                                                                                1,035                         1,035

Net income                                                                  63,456                                           63,456
                               ----------   ----------     ----------    ---------         ----------     -----------   -----------

Total Comprehensive
 Income                                --           --             --       63,456              1,035              --        64,491
                               ----------   ----------     ----------    ---------         ----------     -----------   -----------

Balance at June 30, 1999         $339,463          $12     $2,232,829    $(453,692)            $1,124        $(15,548)   $2,104,188
                               ==========   ==========     ==========    =========         ==========      ===========  ===========

(1) Amounts consist of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which the SPG Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the SPG Operating Partnership's consolidated condensed balance sheets in other investment.

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

                           SIMON PROPERTY GROUP, L.P.

         Notes to Unaudited Consolidated Condensed Financial Statements

    (Dollars in thousands, except per Unit amounts and where indicated as in billions)
1. Organization

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC"), also a Delaware corporation. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). The SRC Operating Partnership is the primary subsidiary of SRC.

     The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1999, the SPG Operating Partnership owned or held an interest in 240 income-producing properties in the United States, which consisted of 152 regional malls, 76 community shopping centers, four specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"), and one asset in Europe. The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, three community centers and one outlet center currently under construction and twelve parcels of land held for future development. In addition, the SPG Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" See Note 8). The SPG Operating Partnership holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. SPG owned 72.4% and 71.6% of the SPG Operating Partnership at June 30, 1999 and December 31, 1998, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the SPG Operating Partnership's December 31, 1998 audited financial statements and notes thereto included in its Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the SPG Operating Partnership's assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

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

     Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three months ended June 30, 1999 and 1998 was 72.4% and 63.6%, respectively. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the six months ended June 30, 1999 and 1998 was 72.1% and 63.5%, respectively.

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

     To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000) (see Note 9). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." and CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

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

     SPG accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders became majority holders of the common stock of SPG. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $42,518, as adjusted. Goodwill is being amortized over the estimated life of the properties acquired, which is 35 years. Accumulated amortization of goodwill as of June 30, 1999 and December 31, 1998 was $1,162 and $414, respectively. Purchase accounting will be finalized when the SPG Operating Partnership completes and implements its combined operating plan, which is expected to occur by the third quarter of 1999.

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

     Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger had occurred as of January 1, 1998, and was carried forward through June 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated at January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                       Six Months Ended
                                                                         June 30, 1998
                                                                   ---------------------
Revenue                                                                     $    811,197
                                                                   =====================
Net income (1)                                                                   121,730
                                                                   =====================
Net income available to Unitholders                                               84,462
                                                                   =====================
Net income per Unit (1)                                                     $       0.38
                                                                   =====================
Net income per Unit - assuming dilution                                     $       0.38
                                                                   =====================
Weighted average number of Units outstanding                                 223,889,393
                                                                   =====================
Weighted average number of Units outstanding  assuming dilution              224,280,389
                                                                   =====================

     (1) Includes a net gain on the sales of assets of $38,075, or $0.17 on a basic earnings per Unit basis.

Note 4 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 5 - Per Unit Data

     Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended June 30, 1999 and 1998 was 232,231,002 and 176,098,843, respectively. The weighted average number of Units used in the computation for the six-month periods ended June 30, 1999 and 1998 was 230,067,437 and 174,599,824, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended June 30, 1999 and 1998 was 232,498,343 and 176,489,839, respectively. The diluted weighted average number of Units used in the computation for the six-month periods ended June 30, 1999 and 1998 was 230,285,798 and 174,989,025, respectively. Both series of convertible preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 6 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1999 was $270,768 as compared to $186,614 for the same period in 1998. Accrued and unpaid distributions were $873 and $3,428 at June 30, 1999 and December 31, 1998, respectively, and represented distributions payable on the Series A Convertible Preferred Units. See Notes 7 and 10 for information about non-cash transactions during the six months ended June 30, 1999.

Note 7 - Other Acquisitions and Development

     During the first six months of 1999 the SPG Operating Partnership acquired the remaining ownership interests in four Properties for a total of approximately $147,500, including the assumption of approximately $48,500 of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

     On April 15, 1999, the SPG Operating Partnership sold the land at Three Dag Hammarskjold in New York, New York for $9,500, which was accounted for as an adjustment to the purchase price. Also in the second quarter of 1999, one community shopping center was sold for $4,200, resulting in a loss of $4,188. In addition, on June 18, 1999, the SPG Operating Partnership sold a parcel of land, which was accounted for as an adjustment to the purchase price. The net proceeds of approximately $28,300 were used to reduce the outstanding borrowings on the Credit Facility.

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

Note 8 - Investment in Unconsolidated Entities

          Partnerships and Joint Ventures

          Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                                   June 30,    December 31,
BALANCE SHEETS                                                       1999          1998
                                                                  ----------   ------------
Assets:
  Investment properties at cost, net                              $4,170,365    $4,265,022
  Cash and cash equivalents                                          149,924       171,553
  Tenant receivables                                                 135,109       140,579
  Note receivable from affiliate (Interest at 9.0%, due 2005)         20,227        25,174
  Other assets                                                       118,503       100,938
                                                                  ----------    ----------
        Total assets                                              $4,594,128    $4,703,266
                                                                  ==========    ==========

Liabilities and Partners' Equity:
  Mortgages and other indebtedness                                $3,000,058    $2,861,589
  Accounts payable, accrued expenses and other liabilities           199,953       223,631
                                                                  ----------    ----------
        Total liabilities                                          3,200,011     3,085,220
  Partners' equity                                                 1,394,117     1,618,046
                                                                  ----------    ----------
        Total liabilities and partners' equity                    $4,594,128    $4,703,266
                                                                  ==========    ==========
SPG Operating Partnership's Share of:
  Total assets                                                    $1,747,355    $1,905,459
                                                                  ==========    ==========
  Partners' equity                                                $  450,957    $  565,496
  Add: Excess Investment (See below)                                 591,199       708,616
                                                                  ----------    ----------
  SPG Operating Partnership's Net Investment in Joint Ventures    $1,042,156    $1,274,112
                                                                  ==========    ==========

                                                   For the Three Months Ended        For the Six Months Ended
                                                   --------------------------        ------------------------
                                                            June 30,                         June 30,
                                                   --------------------------        ------------------------
STATEMENTS OF OPERATIONS                             1999              1998            1999            1998
                                                   --------          --------        --------        --------
Revenue:
  Minimum rent                                     $125,359          $106,881        $252,492        $197,562
  Overage rent                                        4,679             4,988           8,521           7,810
  Tenant reimbursements                              60,080            44,782         119,686          86,658
  Other income                                        7,714             5,534          15,152          11,220
                                                   --------          --------        --------        --------
     Total revenue                                  197,832           162,185         395,851         303,250

Operating Expenses:
  Operating expenses and other                       71,330            56,866         142,637         107,503
  Depreciation and amortization                      36,335            31,835          71,065          61,625
                                                   --------          --------        --------        --------
     Total operating expenses                       107,665            88,701         213,702         169,128
                                                   --------          --------        --------        --------

Operating Income                                     90,167            73,484         182,149         134,122
Interest Expense                                     49,928            46,501          97,216          85,178
Extraordinary Losses                                     --                42              --              42
                                                   --------          --------        --------        --------
Net Income                                           40,239            26,941          84,933          48,902
Third Party Investors' Share of Net Income           24,933            17,207          52,439          34,030
                                                   --------          --------        --------        --------
SPG Operating Partnership's Share of Net Income    $ 15,306          $  9,734        $ 32,494        $ 14,872
Amortization of Excess Investment (See below)        (5,606)           (3,417)        (11,663)         (5,402)
                                                   ========          ========        ========        ========
Income from Unconsolidated Entities                $  9,700          $  6,317        $ 20,831        $  9,470
                                                   ========          ========        ========        ========

          As of June 30, 1999 and December 31, 1998, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $591,199 and $708,616, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended June 30, 1999 and 1998 was $5,606 and $3,417, respectively. Amortization included in income from unconsolidated entities for the six-month periods ended June 30, 1999 and 1998 was $11,663 and $5,402, respectively.

          The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

          The Management Company

          The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to five wholly-owned Properties, 25 non wholly-owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The SPG Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $2,908 and ($6,146) for the three-month periods ended June 30, 1999 and 1998, and was $4,094 and ($4,490) for the six-month periods ended June 30, 1999 and 1998, respectively.

Note 9 - Debt

          At June 30, 1999, the SPG Operating Partnership had consolidated debt of $8,273,822, of which $6,369,823 was fixed-rate debt and $1,903,999 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1999 was $1,250,367. As of June 30, 1999, the SPG Operating Partnership had interest-rate protection agreements related to $687,999 of its consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense during the comparative periods.

          In January of 1999, the SPG Operating Partnership retired the $21,910 mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September, 2000, using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17,709 mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

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

                                                        General Partners
                                             -----------------------------------

                                              Managing    Non-managing               Unamortized    Total
                                 Preferred     General      General      Limited     Restricted   Partners'
                                   Units       Partner      Partners     Partners    Stock Award    Equity
                                 ---------    --------    ------------   --------    -----------  ---------
Balance at December 31, 1998     $1,057,245    $751,948    $1,788,712   $1,009,646    $(19,750)   $4,587,801

Managing General Partner
 Contributions (77,988 Units)                     1,899                                                1,899

Conversion of 155,978 Series A
 Preferred Units into 5,926,440
 Units (2)                         (199,320)    198,787                                                 (533)

Units issued as dividend
 (153,890 Units) (2)                              4,016                                                4,016

Stock incentive program (523,050
 Units, net of forfeitures)                      13,562          (336)                  (13,273)         (47)

Amortization of stock incentive                                                           5,367        5,367

Units converted to cash (5,823
 Units)                                                                       (154)                     (154)

Other                                   134                                                              134

Adjustment to allocate net
 equity of the SPG Operating
 Partnership                                    (89,080)       56,898       32,182                        --

Distributions                       (33,828)    (50,854)     (114,824)     (64,821)                 (264,327)
                                 ----------    --------    ----------   ----------     --------   ----------
Subtotal                            824,231     830,278     1,730,450      976,853      (27,656)   4,334,156

Comprehensive Income:
---------------------

Unrealized gain on investment (1)                   496         1,035          582                     2,113

Net income                           33,828      22,400        48,788       27,540                   132,556
                                 ----------    --------    ----------   ----------     --------   ----------
Total Comprehensive Income           33,828      22,896        49,823       28,122           --      134,669
                                 ----------    --------    ----------   ----------     --------   ----------
Balance at June 30, 1999         $  858,059    $853,174    $1,780,273   $1,004,975     $(27,656)  $4,468,825
                                 ==========    ========    ==========   ==========     ========   ==========


(1) Amounts consist of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which the SPG Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets as other investment.

(2) On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units. On March 1, 1999, another 152,346 Units were issued to the holders of the converted Units in lieu of the cash dividends allocable to these preferred Units. Additionally, on May 10, 1999 another 5,978 Units of Series A Convertible Preferred Units were converted into 227,136 Units, with another 1,544 Units issued in lieu of the cash dividends allocable to those preferred Units. At June 30, 1999, 53,271 Series A Convertible Preferred Units remained outstanding.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. In March of 1999, 533,696 Paired Shares of restricted stock were awarded to executives related to 1998 performance. As of June 30, 1999, 1,810,275 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,654 and $3,100 relating to these programs were amortized in the three-month periods ended June 30, 1999 and 1998, respectively and approximately $5,367 and $4,447 relating to these programs were amortized in the six-month periods ended June 30, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to Partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

Note 11 - Commitments and Contingencies

               Litigation

          Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs alleged in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. The SPG Operating Partnership moved to dismiss certain of plaintiffs' claims. On March 31, 1999, the Ohio trial court dismissed the claims for malicious prosecution and abuse of process as to all plaintiffs other than Jacobs Group, Inc. On May 7, 1999, the trial court dismissed the claim of Jacobs Group, Inc. for abuse of process. On May 21, 1999, SPG Operating Partnership filed its answer to the complaint and asserted counterclaims against Jacobs Group, Inc. for tortious interference with prospective business relations and contracts, unfair competition, breach of fiduciary duty and breach of contract seeking damages in excess of $425,000. On July 28, 1999, United States Court of Appeals, Second Circuit, reversed the trial court's previously-imposed sanction against the SPG Operating Partnership. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

          Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of the SPG Operating Partnership, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

          Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,384 plus interest. The SPG Operating Partnership intends to file a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and revise the determination of the Appellate Court. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

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

Note 12 - New Accounting Pronouncements

          On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          SFAS 133 will be effective for the SPG Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of SFAS 133 to be material to the financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

          On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. The SPG Operating Partnership has assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

Note 13 - Pending Acquisition

          On February 25, 1999 the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.7 billion. On April 15, 1999, the SPG Operating Partnership executed a letter of intent to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's initial ownership to be approximately 50%. The joint venture intends to complete the purchase of ten of such regional malls in August of 1999 and up to four more by the end of 1999.

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

          Overview

          As of June 30, 1999, SPG Properties, including its consolidated subsidiary, held a 48.9% ownership interest in the SPG Operating Partnership. This investment is their sole asset and represents their only source of income. For these reasons, management has based the following discussion on the results of operations and financial position of the SPG Operating Partnership. Prior to the CPI Merger, which was consummated as of the close of business on September 24, 1998, SPG Properties (formerly Simon DeBartolo Group, Inc.) and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. As a result of the CPI Merger and related transactions, SPG Properties and subsidiary began accounting for their noncontrolling interests in the SPG Operating Partnership using the equity method of accounting.

          For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in
Note 3 to the financial statements of the SPG Operating Partnership. As a result, the 1999 consolidated results of operations of the SPG Operating Partnership include an additional 16 regional malls, one office building and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

          The following Property acquisitions, sales and opening (the "Property Transactions"), also impacted the SPG Operating Partnership's consolidated results of operations in the comparative periods. On January 26, 1998, the SPG Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. In March of 1998, the SPG Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. On May 5, 1998, the SPG Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Effective June 1, 1998, the SPG Operating Partnership sold The Promenade for $33.5 million. Effective June 30, 1998, The SPG Operating Partnership sold Southtown Mall for $3.3 million. On December 7, 1998, the SPG Operating Partnership obtained a controlling 90% interest in The Arboretum, a community center in Austin, Texas for approximately $40.5 million. On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On February 26, 1999, the SPG Operating Partnership acquired the remaining 50% ownership interests in Century III Mall for approximately $57.0 million. On May 20, 1999, the SPG Operating Partnership sold Cohoes Commons for $4.2 million. (See Liquidity and Capital Resources for additional information on 1999 acquisitions and dispositions.)

          Results of Operations

For the Three Months ended June 30, 1999 vs. the Three Months Ended June 30,
1998

          Total revenue of the SPG Operating Partnership increased $143.0 million or 46.1% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($120.0 million) and the Property Transactions ($10.2 million). Excluding these items, total revenues increased $12.9 million or 4.1%, primarily due to a $10.5 million increase in minimum rent and a $6.0 million increase in tenant reimbursements. The 5.9% comparable increase in minimum rent results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, while the $6.0 million increase in tenant reimbursements is offset by a similar increase in recoverable expenses.

          Total operating expenses of the SPG Operating Partnership increased $79.8 million or 48.3% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($65.9 million) and the Property Transactions ($7.1 million). Excluding these transactions, total operating expenses increased $6.8 million or 4.1%, primarily due to a $6.0 million increase in recoverable expenses, which is offset by an increase in tenant reimbursements, as described above.

          Interest expense of the SPG Operating Partnership increased $53.0 million, or 57.3% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($45.7 million), the Property Transactions ($4.1 million), and additional interest ($1.0 million) on indebtedness incurred by the SPG Operating Partnership, the net proceeds of which were used to retire mortgage indebtedness on one of the joint venture Properties and to pay down the Credit Facility. Excluding these transactions, interest expense increased $2.2 million.

          Income from unconsolidated entities of the SPG Operating Partnership increased from $0.2 million in 1998 to $12.6 million in 1999, resulting from a $3.3 million increase in income from unconsolidated partnerships and joint ventures and a $9.1 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($2.6 million).

          The SPG Operating Partnership's $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

          Net income of the SPG Operating Partnership was $67.7 million for the three months ended June 30, 1999, as compared to $50.5 million for the same period in 1998, reflecting an increase of $17.2 million, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

For the Six Months ended June 30, 1999 vs. the Six Months Ended June 30, 1998

          Total revenue of the SPG Operating Partnership increased $284.0 million or 46.5% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($231.7 million) and the Property Transactions ($17.3 million). Excluding these items, total revenues increased $35.0 million or 5.7%, primarily due to a $21.6 million increase in minimum rent and a $13.0 million increase in tenant reimbursements. The 5.8% comparable increase in minimum rent results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, while the $13.0 million increase in tenant reimbursements was offset by an increase in recoverable expenses.

          Total operating expenses of the SPG Operating Partnership increased $159.7 million or 48.1% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($133.0 million) and the Property Transactions ($11.3 million). Excluding these transactions, total operating expenses increased $15.4 million or 4.6%, primarily due to a $14.9 million increase in recoverable expenses, which was offset by an increase in tenant reimbursements, as described above.

          Interest expense of the SPG Operating Partnership increased $99.6 million, or 54.0% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($84.6 million), the Property Transactions ($6.6 million), and additional interest ($2.0 million) on indebtedness incurred by the SPG Operating Partnership, the net proceeds of which were used to retire mortgage indebtedness on one of the joint venture Properties and to pay down the Credit Facility and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998 ($2.2 million). Excluding these transactions, interest expense increased $4.2 million.

          Income from unconsolidated entities of the SPG Operating Partnership increased from $5.0 million in 1998 to $24.9 million in 1999, resulting from a $11.3 million increase in income from unconsolidated partnerships and joint ventures and a $8.6 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($7.2 million) and the IBM Properties ($3.3 million).

          The SPG Operating Partnership's $1.8 million extraordinary loss in 1999 is the result of refinancing mortgage indebtedness. The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

          Net income of the SPG Operating Partnership was $132.6 million for the six months ended June 30, 1999, as compared to $95.7 million for the same period in 1998, reflecting an increase of $36.9 million, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

     Liquidity and Capital Resources

     As of June 30, 1999, the SPG Operating Partnership's balance of cash and cash equivalents was approximately $139.6 million. In addition to its cash balance, the SPG Operating Partnership had a borrowing capacity on the Credit Facility of $926.0 million available after outstanding borrowings at June 30, 1999. The SPG Operating Partnership also has access to public equity and debt markets. The SPG Operating Partnership has a debt shelf registration statement under which $250 million in debt securities may be issued.

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

          On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units. Additionally, on March 1, 1999, another 152,346 Units were issued in lieu of the cash dividends allocable to those preferred Units. Additionally, on May 10, 1999 another 5,978 Series A Convertible Preferred Units were converted into 227,136 Units, with another 1,544 Units issued in lieu of the cash dividends allocable to those preferred Units. At June 30, 1999, 53,271 Series A Convertible Preferred Units remained outstanding.

          Sensitivity Analysis

          The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 1999, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $13.4 million per year, and would decrease the fair value of debt by approximately $670 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $14.0 million per year, and would increase the fair value of debt by approximately $870 million.

          Financing and Debt

          At June 30, 1999, the SPG Operating Partnership had consolidated debt of $8,274 million, of which $6,370 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $1,904 million is variable-rate debt bearing interest at a weighted average rate of 5.9%. As of June 30, 1999, the SPG Operating Partnership had interest rate protection agreements related to $688 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the six months ended June 30, 1999 or 1998.

          Scheduled principal payments of the SPG Operating Partnership's share of consolidated indebtedness over the next five years is $3,917 million, with $4,216 million thereafter. The SPG Operating Partnership, together with the SRC Operating Partnership, had a combined ratio of consolidated debt-to-market capitalization of 54.8% and 51.7% at June 30, 1999 and December 31, 1998, respectively.

          In January of 1999 the SPG Operating Partnership retired the $22 million mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September, 2000, using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17.7 million mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

          On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. These notes included two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million primarily to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility.

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

          During the first six months of 1999 the SPG Operating Partnership acquired the remaining ownership interests in four Properties for a total of approximately $147.5 million, including the assumption of approximately $48.5 million of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

          Dispositions

          On April 15, 1999, the SPG Operating Partnership sold the land at Three Dag Hammarskjold in New York, New York for $9.5 million, which was recorded as an adjustment to the purchase price. Also in the second quarter of 1999, one community shopping center was sold for $4.2 million, resulting in a loss of $4.2 million. In addition, the SPG Operating Partnership sold a parcel of land, which was accounted for as an adjustment to the purchase price. The net proceeds of approximately $28.3 million, were used to reduce the outstanding borrowings on the Credit Facility.

          Portfolio Restructuring. In addition to the Property sales described above, the SPG Operating Partnership is continuing to evaluate the potential sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

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

          Construction also continues on the following projects, which have an aggregate construction cost of approximately $720 million, of which the SPG Operating Partnership's share is approximately $395 million:

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

          . In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Mall and Waterford Lakes Town Center at a combined 1,261,000 square feet of GLA, which are each scheduled to open in November of 1999.

          . Orlando Premium Outlets marks the SPG Operating Partnership's first project to be constructed in the partnership with Chelsea GCA Realty. This 433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.

          A key objective of the SPG Operating Partnership is to increase the profitability and market share of its Properties through strategic renovations and expansions. The SPG Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $400 million, which includes approximately $150 million incurred in the first six months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The SPG Operating Partnership currently has nine major expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1999 completion dates. Included in combined investment properties at June 30, 1999 is approximately $330 million of construction in progress, with another $300 million in the unconsolidated joint venture investment properties.

          Distributions. The SPG Operating Partnership declared a distribution of $0.505 per Unit in each of the first two quarters of 1999. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

          Investing and Financing Activities

          Cash used by the SPG Operating Partnership for investing activities for the six months ended June 30, 1999 of $106.5 million is primarily the result of $198.6 million of capital expenditures; acquisitions of $99.3 million; $32.4 million of investments in unconsolidated joint ventures; and $13.1 million of investments in and advances to the Management Company, partially offset by distributions from unconsolidated entities of $163.5 million; net proceeds from the sales of assets of $42.0 million; and cash of $10.8 million from the consolidations of Haywood Mall, Century III Mall, Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $12.5 million, renovation and expansion costs of approximately $158.5 million and tenant costs and other operational capital expenditures of approximately $27.6 million. Acquisitions includes $69.0 million, $24.0 million and $6.3 million for the remaining interests in Haywood Mall, Century III Mall and Lakeline Mall and Plaza, respectively. Investments in unconsolidated joint ventures is primarily $11.5 million in Florida Mall and $11.2 million in Orlando Premium Outlots. Distributions from unconsolidated entities includes $44.9 million, $33.1 million, $27.4 million and $14.4 million derived primarily from incremental borrowings on Gwinnett Place, Town Center at Cobb, Westchester Mall and Concord Mills, respectively. Net proceeds from the sales of assets is made up of $28.3 million, $9.5 million and $4.2 million from the sales of the Charles Hotel land, the Three Dag Hammarskjold land and Cohoes Center, respectively. The $13.1 million investment in the Management Company is primarily to fund an additional investment in Groupe BEG, which represents the SPG Operating Partnership's interests in retail real estate in Europe.

          Cash used by the SPG Operating Partnership for financing activities for the six months ended June 30, 1999 was $158.7 million and primarily includes net distributions of $273.8 million, partially offset by net borrowings of $115.1 million.

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

          The IT Component of the Year 2000 project is being managed by the information services department of the SPG Operating Partnership who have actively involved other disciplines within the SPG Operating Partnership which are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of the SPG Operating Partnership's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

          Status of Project Through July 31, 1999

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

          Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 90% complete, the assessment of compliance status of key third party service providers is approximately 91% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 90% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 90% complete. The SPG Operating Partnership expects to complete Phase (3) by August 31, 1999. The development of contingency or replacement plans (Phase (4)) is scheduled to be completed by August 31, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) is ongoing and will continue throughout 1999 to the extent Year 2000 issues are identified. Testing is in process. Testing of critical inventoried components is scheduled to be completed by September 30, 1999.

          Costs. The SPG Operating Partnership estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount is being incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through June 30, 1999 are estimated at approximately $600 thousand, including approximately $100 thousand in the six-month period ended June 30, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by the SPG Operating Partnership following the 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

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

          Pending Acquisition

          As described in Note 13 to the financial statements, on February 25, 1999 the SPG Operating Partnership entered into a definitive agreement with NED to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.7 billion. On April 15, 1999, the SPG Operating Partnership executed a letter of intent to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's initial ownership to be approximately 50%. The joint venture intends to complete the purchase of ten of such regional malls in August of 1999 and up to four more by the end of 1999.

          Seasonality

          The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, the SPG Operating Partnership's earnings are generally highest in the fourth quarter of each year.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

          Reference is made to Item 2 of this Form 10-Q under the caption "Liquidity and Capital Resources".

Part II - Other Information

     Item 1:   Legal Proceedings

               None.

     Item 6:   Exhibits and Reports on Form 8-K

               None

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SPG PROPERTIES, INC.


                                         /s/ John Dahl
                                         -------------
                                         John Dahl,
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)

                                         Date: August 12,1999