Form 10-Q
period 1999-09-30
SPG PROPERTIES INC/MD/
filed 1999-11-15
CIK 912564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999


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

                                (317) 636-1600
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [_]

================================================================================

                             SPG PROPERTIES, INC.

                                   FORM 10-Q

                                     INDEX


Part I - Financial Information


Item 1:  Financial Statements

                                                                                                                                Page


     SPG Properties, Inc.:

         Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998                                     3

         Consolidated Condensed Statements of Operations for the three-month and nine-month periods
          ended September 30, 1999 and 1998                                                                                       4

         Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September
          30, 1999 and 1998                                                                                                       5

     Simon Property Group, L.P.:

         Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998                                     6

         Consolidated Condensed Statements of Operations for the three-month and nine-month periods
          ended September 30, 1999 and 1998                                                                                       7

         Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September
          30, 1999 and 1998                                                                                                       8

     Notes to Unaudited Consolidated Condensed Financial Statements                                                               9

     Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                              21

     Item 3: Qualitative and Quantitative Disclosure About Market Risk                                                           27

Part II - Other Information

     Items 1 through 6                                                                                                           28

Signature                                                                                                                        29

                             SPG PROPERTIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

        (Unaudited and dollars in thousands, except per share amounts)

                                                                                     September 30,    December 31,
                                                                                          1999            1998
                                                                                     -------------    ------------
ASSETS:
        Investment in the SPG Operating Partnership                                    $2,076,529       $2,108,291
                                                                                       ==========       ==========
COMMITMENTS AND CONTINGENCIES (See Note 12 to the financial statements of the
  SPG Operating Partnership)

SHAREHOLDERS' EQUITY:

        Series B and C cumulative redeemable preferred stock, 12,200,000 shares
          authorized, 11,000,000 issued and outstanding                                   339,530          339,329

        Common stock, $.0001 par value, 400,000,000 shares authorized,
          and 110,473,878 and 110,492,467 issued and outstanding, respectively                 11               11

        Class B common stock, $.0001 par value, 12,000,000 shares authorized,
          3,200,000 issued and outstanding                                                      1                1

        Class C common stock, $.0001 par value, 4,000 shares authorized, issued
          and outstanding                                                                      --               --

        Capital in excess of par value                                                  2,237,475        2,176,267
        Accumulated deficit                                                              (484,177)        (387,656)
        Unrealized gain (loss) on long-term investment                                     (2,658)              89
        Unamortized restricted stock award                                                (13,653)         (19,750)
                                                                                       ----------       ----------
                Total shareholders' equity                                             $2,076,529       $2,108,291
                                                                                       ==========       ==========

       The accompanying notes are an integral part of these statements.

                             SPG PROPERTIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (Unaudited and dollars in thousands)

                                                For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                                ----------------------------------------   ---------------------------------------
                                                      1999                    1998               1999                   1998
                                                ----------------        ----------------   ----------------       ----------------
REVENUE:
  Minimum rent                                       $     --                $194,360         $     --                $565,294
  Overage rent                                             --                   2,283               --                  22,766
  Tenant reimbursements                                    --                 101,834               --                 283,805
  Other income                                             --                  23,510               --                  60,754
                                                     --------                --------         --------                --------
         Total revenue                                     --                 321,987               --                 932,619
                                                     --------                --------         --------                --------

EXPENSES:
  Property operating                                       --                  55,564               --                 155,822
  Depreciation and amortization                            --                  61,092               --                 177,710
  Real estate taxes                                        --                  31,382               --                  90,341
  Repairs and maintenance                                  --                  12,403               --                  35,953
  Advertising and promotion                                --                  11,270               --                  27,992
  Provision for (recovery of) credit losses                --                  (1,856)              --                   1,599
  Other                                                    --                   4,806               --                  16,983
                                                     --------                --------         --------                --------
         Total operating expenses                          --                 174,661               --                 506,400
                                                     --------                --------         --------                --------
OPERATING INCOME                                           --                 147,326               --                 426,219

INTEREST EXPENSE                                           --                  97,328               --                 281,748
                                                     --------                --------         --------                --------
INCOME BEFORE MINORITY INTEREST                            --                  49,998               --                 144,471

MINORITY INTEREST                                          --                  (1,108)              --                  (4,704)
LOSSES ON SALES OF ASSETS                                  --                     (64)              --                  (7,283)
                                                     --------                --------         --------                --------
INCOME BEFORE UNCONSOLIDATED ENTITIES                      --                  48,826               --                 132,484

EQUITY IN INCOME OF THE SPG OPERATING PARTNERSHIP      34,256                      --           97,712                      --
INCOME FROM UNCONSOLIDATED ENTITIES                        --                   3,809               --                   8,789
                                                     --------                --------         --------                --------
INCOME BEFORE EXTRAORDINARY ITEMS                      34,256                  52,635           97,712                 141,273

EXTRAORDINARY ITEMS                                        --                     (22)              --                   7,002
                                                     --------                --------         --------                --------
INCOME BEFORE ALLOCATION TO LIMITED PARTNERS           34,256                  52,613           97,712                 148,275

LESS:
  LIMITED PARTNERS' INTEREST IN  THE SPG
    OPERATING PARTNERSHIP                                  --                  15,795               --                  45,374
  MANAGING GENERAL PARTNER'S DIRECT INTEREST
    IN THE SPG OPERATING PARTNERSHIP                       --                   1,369               --                   1,369
                                                     --------                --------         --------                --------
NET INCOME                                             34,256                  35,449           97,712                 101,532

PREFERRED DIVIDENDS                                    (7,333)                 (7,334)         (22,001)                (22,002)
                                                     --------                --------         --------                --------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS          $ 26,923                $ 28,115         $ 75,711                $ 79,530
                                                     ========                ========         ========                ========


       The accompanying notes are an integral part of these statements.

SPG PROPERTIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and dollars in thousands)


                                                                       For the September Months Ended September 30,
                                                                       ---------------  -------------------
                                                                            1999               1998
                                                                       ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $     97,712     $        101,532
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation and amortization                                                --               185,798
    Extraordinary items                                                          --                (7,002)
    Loss on sale of assets                                                       --                 7,283
    Limited partners' interest in SPG Operating Partnership                      --                45,374
    Managing General Partners Interest in the SPG Operating Partnership          --                 1,369
    Straight-line rent                                                           --                (5,892)
    Minority interest                                                            --                 4,704
    Equity in income of the SPG Operating Partnership                        (97,712)                 --
    Equity in income of unconsolidated entities                                  --                (8,789)
  Changes in assets and liabilities--
    Tenant receivables and accrued revenue                                       --                (5,280)
    Deferred costs and other assets                                              --               (10,516)
    Accounts payable, accrued expenses and other liabilities                     --                41,648
                                                                       ---------------  -------------------
    Net cash provided by operating activities                                    --               350,229
                                                                       ---------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                                   --            (1,881,183)
  Capital expenditures                                                           --              (233,200)
  Cash from acquisitions and consolidation of joint ventures, net                --                17,213
  Change in restricted cash                                                      --                 6,868
  Cash held by deconsolidated investee                                           --               (78,971)
  Net proceeds from sale of assets                                               --                46,087
  Investments in unconsolidated entities                                         --               (28,726)
  Distributions from unconsolidated entities                                     --               164,914
  Distributions from the SPG Operating Partnership                           194,233                  --
  Investments in and advances to Management Company and affiliates               --               (19,915)
                                                                       ---------------  -------------------
    Net cash provided by (used in) investing activities                      194,233           (2,006,913)
                                                                       ---------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common, net                                             --                92,629
  Minority interest distributions, net                                           --               (10,991)
  Preferred dividends and distributions to shareholders                     (194,233)            (206,179)
  Distributions to limited partners                                              --              (104,139)
  Mortgage and other note proceeds, net of transaction costs                     --             3,305,199
  Mortgage and other note principal payments                                     --            (1,529,534)
                                                                       ---------------  -------------------
    Net cash provided by (used in) financing activities                     (194,233)           1,546,985
                                                                       ---------------  -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            --              (109,699)

CASH AND CASH EQUIVALENTS, beginning of period                                   --               109,699
                                                                       ---------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                               $         --     $             --
                                                                       ===============  ===================


       The accompanying notes are an integral part of these statements.


                          SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Unaudited and dollars in thousands)

                                                                                    September 30,   December 31,
                                                                                         1999           1998
                                                                                    -------------   ------------
ASSETS:
     Investment properties, at cost                                                 $ 12,452,567    $ 11,662,860
       Less--accumulated depreciation                                                    992,936         709,114
                                                                                    ------------    ------------
                                                                                      11,459,631      10,953,746
     Goodwill, net                                                                        40,787          58,134
     Cash and cash equivalents                                                            94,120         124,466
     Tenant receivables and accrued revenue, net                                         262,026         217,341
     Notes and advances receivable from Management Company and affiliate                 139,738         115,378
     Note receivable from SRC Operating Partnership                                           --          20,565
     Investment in partnerships and joint ventures, at equity                          1,353,871       1,303,251
     Investment in Management Company and affiliates                                      21,092          10,037
     Other investment                                                                     44,542          50,176
     Deferred costs and other assets                                                     256,694         227,684
     Minority interest                                                                    36,177          32,138
                                                                                    ------------    ------------
          Total assets                                                              $ 13,708,678    $ 13,112,916
                                                                                    ============    ============
LIABILITIES:
     Mortgages and other indebtedness                                               $  8,541,538    $  7,972,381
     Notes payable to SRC Operating Partnership (Interest at 8%, due 2008)                 2,743          17,907
     Accounts payable and accrued expenses                                               470,177         410,445
     Cash distributions and losses in partnerships and joint ventures, at equity          31,494          29,139
     Other liabilities                                                                   153,586          95,243
                                                                                    ------------    ------------
          Total liabilities                                                            9,199,538       8,525,115
                                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' EQUITY:
     Preferred units, 18,868,422 and 16,053,580 units outstanding, respectively          944,280       1,057,245
     General Partners, 168,191,696 and 161,487,017 units outstanding, respectively     2,590,171       2,540,660
     Limited Partners, 64,905,359 and 64,182,157 units outstanding, respectively         999,550       1,009,646
     Unamortized restricted stock award                                                  (24,861)        (19,750)
                                                                                    ------------    ------------
          Total partners' equity                                                       4,509,140       4,587,801
                                                                                    ------------    ------------
          Total liabilities and partners' equity                                    $ 13,708,678    $ 13,112,916
                                                                                    ============    ============

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per unit amounts)

                                               For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                               ----------------------------------------     ---------------------------------------
                                                   1999               1998                      1999               1998
                                                ----------         -----------               ----------         -----------
REVENUE:
     Minimum rent                               $  278,126         $   194,360               $  822,117          $  565,294
     Overage rent                                   12,238               2,283                   40,161              22,766
     Tenant reimbursements                         155,336             101,834                  429,817             283,805
     Other income                                   21,213              23,510                   69,431              60,754
                                                ----------         -----------               ----------         -----------
         Total revenue                             466,913             321,987                1,361,526             932,619
                                                ----------         -----------               ----------         -----------

EXPENSES:
     Property operating                             75,656              55,564                  214,801             155,822
     Depreciation and amortization                  92,465              61,092                  269,879             177,710
     Real estate taxes                              47,622              31,382                  137,463              90,341
     Repairs and maintenance                        15,275              12,403                   51,927              35,953
     Advertising and promotion                      15,746              11,270                   44,979              27,992
     Provision for (recovery of) credit losses       1,985              (1,856)                   6,693               1,599
     Other                                           5,286               4,806                   19,709              16,983
                                                ----------         -----------               ----------         -----------
         Total operating expenses                  254,035             174,661                  745,451             506,400
                                                ----------         -----------               ----------         -----------

OPERATING INCOME                                   212,878             147,326                  616,075             426,219

INTEREST EXPENSE                                   144,091              97,328                  428,149             281,748
                                                ----------         -----------               ----------         -----------
INCOME BEFORE MINORITY INTEREST                     68,787              49,998                  187,926             144,471

MINORITY INTEREST                                   (2,236)             (1,108)                  (7,739)             (4,704)
LOSSES ON SALES OF ASSETS                               --                 (64)                  (4,188)             (7,283)
                                                ----------         -----------               ----------         -----------
INCOME BEFORE UNCONSOLIDATED ENTITIES               66,551              48,826                  175,999             132,484

INCOME FROM UNCONSOLIDATED ENTITIES                 17,613               3,809                   42,538               8,789
                                                ----------         -----------               ----------         -----------
INCOME BEFORE UNUSUAL AND
  EXTRAORDINARY ITEMS                               84,164              52,635                  218,537             141,273

UNUSUAL ITEM (Note 12)                             (12,000)                 --                  (12,000)                 --
EXTRAORDINARY ITEMS                                   (410)                (22)                  (2,227)              7,002
                                                ----------         -----------               ----------         -----------
NET INCOME                                          71,754              52,613                  204,310             148,275

PREFERRED UNIT REQUIREMENT                         (16,690)             (8,074)                 (50,518)            (22,742)
                                                ----------         -----------               ----------         -----------
NET INCOME AVAILABLE TO UNITHOLDERS             $   55,064         $    44,539               $  153,792         $   125,533
                                                ==========         ===========               ==========         ===========

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:

         Managing General Partner (SPG)         $   12,879         $     1,369               $   35,279         $     1,369
         General Partners (SPG Properties,
            Inc. and SD Property Group, Inc.)       26,923              27,375                   75,711              78,790
         Limited Partners                           15,262              15,795                   42,802              45,374
                                                ----------         -----------               ----------         -----------
         Net income                             $   55,064         $    44,539               $  153,792         $   125,533
                                                ==========         ===========               ==========         ===========

BASIC EARNINGS PER UNIT:
         Income before extraordinary
           and unusual items                    $     0.24         $      0.25               $     0.68         $      0.67

         Extraordinary items                            --                  --                    (0.01)               0.04
                                                ----------         -----------               ----------         -----------
         Net income                             $     0.24         $      0.25               $     0.67         $      0.71
                                                ==========         ===========               ==========         ===========

DILUTED EARNINGS PER UNIT:
         Income before extraordinary items      $     0.24         $      0.25               $     0.68         $      0.67
         Extraordinary items                            --                  --                    (0.01)               0.04
                                                ----------         -----------               ----------         -----------
         Net income                             $     0.24         $      0.25               $     0.67         $      0.71
                                                ==========         ===========               ==========         ===========

The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)

                                                                                 For the Nine Months Ended September 30,
                                                                                 ---------------------------------------
                                                                                       1999                  1998
                                                                                 ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $    204,310          $    148,275
    Adjustments to reconcile net income to net cash provided
      by operating activities--
      Depreciation and amortization                                                     278,313               185,798
      Extraordinary items                                                                 2,227                (7,002)
      Unusual item                                                                       12,000                    --
      Losses on sales of assets                                                           4,188                 7,283
      Straight-line rent                                                                (13,661)               (5,892)
      Minority interest                                                                   7,739                 4,704
      Equity in income of unconsolidated entities                                       (42,538)               (8,789)
    Changes in assets and liabilities--
      Tenant receivables and accrued revenue                                            (24,612)               (5,280)
      Deferred costs and other assets                                                   (22,676)              (10,516)
      Accounts payable, accrued expenses and other liabilities                           34,588                41,648
                                                                                   ------------          ------------
        Net cash provided by operating activities                                       439,878               350,229
                                                                                   ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions                                                                       (265,715)           (1,881,183)
    Capital expenditures                                                               (347,020)             (233,200)
    Change in restricted cash                                                                --                 6,868
    Cash from acquisitions and consolidation of joint ventures, net                      10,812                17,213
    Net proceeds from sales of assets                                                    42,000                46,087
    Investments in unconsolidated entities                                              (55,991)              (28,726)
    Note payment from the SRC Operating Partnership                                      20,565                    --
    Distributions from unconsolidated entities                                          191,442               164,914
    Investments in and advances to Management Company and affiliates                    (24,360)              (19,915)
                                                                                   ------------          ------------
        Net cash used in investing activities                                          (428,267)           (1,927,942)
                                                                                   ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership contributions, net                                                        1,407                92,629
    Partnership distributions                                                          (401,803)             (310,318)
    Minority interest distributions, net                                                (12,188)              (10,991)
    Note payment to the SRC Operating Partnership                                       (15,164)                   --
    Mortgage and other note proceeds, net of transaction costs                        1,658,633             3,305,199
    Mortgage and other note principal payments                                       (1,272,842)           (1,529,534)
                                                                                   ------------          ------------
        Net cash provided by (used in) financing activities                             (41,957)            1,546,985
                                                                                   ------------          ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (30,346)              (30,728)

CASH AND CASH EQUIVALENTS, beginning of period                                          124,466               109,699
                                                                                   ------------          ------------

CASH AND CASH EQUIVALENTS, end of period                                           $     94,120          $     78,971
                                                                                   ============          ============

       The accompanying notes are an integral part of these statements.

                              SPG PROPERTIES, INC.

         Notes to Unaudited Consolidated Condensed Financial Statements

   (Dollars in thousands, except per share amounts and where indicated as in billions)
1. Organization

  SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties and its substantially wholly-owned subsidiary, SD Property Group, Inc., are general partners of, and hold a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"), as of September 30, 1999 and December 31, 1998. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

  As of September 30, 1999, the SPG Operating Partnership, together with its affiliated Management Company, owned or held an interest in 252 income-producing properties, which consisted of 162 regional malls, 77 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and four assets in Europe. The SPG Operating Partnership and its affiliated Management Company also owned interests in one value-oriented super-regional mall, two community centers, one outlet center and one asset in Europe under construction and twelve parcels of land held for future development. In addition, the SPG Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" -See Note 9 to the financial statements of the SPG Operating Partnership). The SPG Operating Partnership holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. SPG Properties owned 48.8% and 50.4% of the SPG Operating Partnership at September 30, 1999 and December 31, 1998, respectively.

Note 2 - Basis of Presentation

  The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with SPG Properties' December 31, 1998 audited financial statements and notes thereto included in its Annual Report on Form 10-K.

  The accompanying consolidated condensed financial statements of SPG Properties include accounts of all entities owned or controlled by SPG Properties. All significant intercompany amounts have been eliminated. In connection with the CPI Merger, which was consummated as of the close of business on September 24, 1998 (see the accompanying financial statements of the SPG Operating Partnership), SPG became the managing general partner of the SPG Operating Partnership. As a result, SPG Properties no longer controls the SPG Operating Partnership, and therefore the accompanying balance sheets as of September 30, 1999 and December 31, 1998 reflect SPG Properties' interest in the SPG Operating Partnership utilizing the equity method of accounting. Prior to the CPI Merger, SPG Properties and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of SPG Properties assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

  Net operating results of the SPG Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining weighted average ownership interest in the SPG Operating Partnership during the period. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the three-month periods ended September 30, 1999 and 1998 was 48.9% and 62.8%, respectively. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the nine-month periods ended September 30, 1999 and 1998 was 49.2% and 63.2%, respectively.

Note 3 -  Per Share Data

     Because substantially all of the common stock of SPG Properties is owned by SPG, SPG Properties does not report earnings per share.

Note 4 - Shareholders' Equity

     The following table summarizes the changes in shareholders' equity since December 31, 1998.

                                          All Classes                                   Unrealized     Unamortized       Total
                              Preferred    of Common      Capital in    Accumulated   Gain (Loss) on   Restricted     Shareholders'
                                Stock        Stock      Excess of Par     Deficit     Investment (1)   Stock Award       Equity
                              =========   ===========   =============   ===========   ==============   ===========    =============
Balance at
  December 31, 1998            $339,329           $12      $2,176,267    $(387,656)          $    89   $   (19,750)      $2,108,291
Restricted stock
 forfeitures (18,589 shares)                                     (389)                                         389               --
Amortization of stock
 incentive                                                                                                   5,708            5,708
Preferred stock accretion           201                                                                                         201
Adjustment to allocate net
 equity of the SPG
 Operating Partnership                                         61,597                                                        61,597
Distributions                                                             (194,233)                                        (194,233)
                               --------           ---      ----------    ---------           -------      --------       ----------
Subtotal                        339,530            12       2,237,475     (581,889)               89       (13,653)       1,981,564
Comprehensive Income:
---------------------
Unrealized loss on
  investment (1)                                                                              (2,747)                        (2,747)
Net income                                                                  97,712                                           97,712
                               --------           ---      ----------    ---------           -------      --------       ----------
Total Comprehensive Income           --            --              --       97,712            (2,747)           --           94,965
                               --------           ---      ----------    ---------           -------      --------       ----------
Balance at September 30,
 1999                          $339,530           $12      $2,237,475    $(484,177)          $(2,658)     $(13,653)      $2,076,529
                               ========           ===      ==========    =========           =======      ========       ==========

(1) Amounts consist of the unrealized gain (loss) resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the SPG Operating Partnership's consolidated condensed balance sheets in other investment.

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

Note 1 - Organization

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

     The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 1999, the SPG Operating Partnership, together with its affiliated Management Company, owned or held an interest in 252 income-producing properties in the United States, which consisted of 162 regional malls, 77 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties"), and four assets in Europe. The SPG Operating Partnership and its affiliated Management Company also owned interests in one value-oriented super-regional mall, two community centers, one outlet center and one asset in Europe under construction and twelve parcels of land held for future development. In addition, the SPG Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" --See Note 9). The SPG Operating Partnership holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. SPG owned 72.2% and 71.6% of the SPG Operating Partnership at September 30, 1999 and December 31, 1998, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the SPG Operating Partnership's December 31, 1998 audited financial statements and notes thereto included in its Annual Report on Form 10-K.

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

     Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three-month and nine-month periods ended September 30, 1999 was 72.3% and 72.2%, respectively. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three-month and nine-month periods ended September 30, 1998 was 64.5% and 63.8%, respectively.

Note 3 - NED Acquisition

     Effective August 27, 1999, a limited liability company ("Mayflower") formed by the SPG Operating Partnership and three other investors acquired a portfolio of ten regional malls from New England Development Company ("NED") for approximately $1.3 billion (the "NED Acquisition"). The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 7.3 million square feet of gross leasable area ("GLA"). The SPG Operating Partnership's 49.1% ownership interest in Mayflower is accounted for using the equity method of accounting. All ten of the regional malls are owned 100% by Mayflower, with the exception of Crystal Mall, in which Mayflower owns a noncontrolling 50% interest and the SPG Operating Partnership holds a direct noncontrolling 50% ownership interest. Mayflower's purchase price includes the assumption of approximately $738,622 of mortgage indebtedness; $441,815 in cash; and the issuance of 729,675 Paired Units valued at approximately $20,795; 1,485,410 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $41,591; and 1,485,410 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $44,562. The SPG Operating Partnership's $162,700 share of the cash portion of the purchase price was financed using the Credit Facility (See
Note 10). Please refer to Note 11 for additional information regarding the preferred Units issued and refer to Note 14 for additional transactions involving NED which occurred, and are anticipated to occur, after September 30, 1999.

Note 4 - CPI Merger

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

     To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan (the "Merger Facility"), which bears interest at a base rate of LIBOR plus 65 basis points and matured in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000) (See Note 10). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing Credit Facility. In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." and CPI's paired share affiliate, CRC was renamed "SPG Realty Consultants, Inc." In addition, SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

     Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

     SPG accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stockholders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders became majority holders of the common stock of SPG. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $41,987, as adjusted. Goodwill is being amortized over the estimated life of the Properties acquired, which is 35 years. Accumulated amortization of goodwill as of September 30, 1999 and December 31, 1998 was $1,200 and $414, respectively.

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

     Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger had occurred as of January 1, 1998, and was carried forward through September 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated at January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                   Nine Months Ended
                                                                   September 30, 1998
                                                                   ------------------
Revenue                                                               $  1,227,634
                                                                      ============
Net income (1)                                                             168,260
                                                                      ============
Net income available to Unitholders                                        112,359
                                                                      ============
Net income per Unit (1)                                               $       0.50
                                                                      ============
Net income per Unit - assuming dilution                               $       0.50
                                                                      ============
Weighted average number of Units outstanding                           223,492,510
                                                                      ============
Weighted average number of Units outstanding - assuming dilution       223,977,176
                                                                      ============

  (1) Includes a net gain on the sales of assets of $37,973, or $0.17 on a basic earnings per Unit basis.

Note 5 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 6 - Per Unit Data

     Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended September 30, 1999 and 1998 was 232,636,887 and 180,987,067, respectively. The weighted average number of Units used in the computation for the nine-month periods ended September 30, 1999 and 1998 was 230,933,329 and 176,752,302, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended September 30, 1999 and 1998 was 232,707,718 and 181,312,399, respectively. The diluted weighted average number of Units used in the computation for the nine-month periods ended September 30, 1999 and 1998 was 231,072,059 and 177,120,748,
respectively. None of the convertible preferred Units issued and outstanding during the comparative periods had a dilutive effect on earnings per Unit. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 7 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1999 was $411,476 as compared to $256,611 for the same period in 1998. Accrued and unpaid distributions were $3,428 at December 31, 1998, and represented distributions payable on the 6.5% Series A Convertible Preferred Units. There were no accrued and unpaid distributions outstanding at September 30, 1999. See Notes 2, 3, 8 and 11 for information about non-cash transactions during the nine months ended September 30, 1999.

Note 8 - Other Acquisitions, Disposals and Development

     In addition to the NED Acquisition, during the first nine months of 1999 the SPG Operating Partnership acquired the remaining ownership interests in four Properties for a total of approximately $147,500, including the assumption of approximately $48,500 of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

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

     In January of 1999, The Shops at Sunset Place opened in South Miami, Florida. The SPG Operating Partnership owns a noncontrolling 37.5% interest in this 510,000 square-foot destination-oriented retail and entertainment project. In August of 1999, the SPG Operating Partnership opened the approximately $246,000 Mall of Georgia, an approximately 1.6 million square-foot regional mall, and the adjacent 441,000 square-foot $38,000 community shopping center, Mall of Georgia Crossing in Buford (Atlanta), Georgia. The SPG Operating Partnership funded 85% of the capital requirements of these projects and has a noncontrolling 50% ownership interest in each of these Properties after the return of its equity and a 9% preferred return thereon. In September of 1999, the approximately $216,000 Concord Mills opened in Concord (Charlotte), North Carolina. The SPG Operating Partnership owns a noncontrolling 37.5% interest in this 1.4 million square-foot value-oriented super regional mall.

Note 9 - Investment in Unconsolidated Entities

          Partnerships and Joint Ventures

          Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                                  September 30,    December 31,
BALANCE SHEETS                                                        1999             1998
                                                                  -------------    ------------
Assets:
  Investment properties at cost, net                               $5,524,337       $4,265,022
  Cash and cash equivalents                                           153,294          171,553
  Tenant receivables                                                  128,510          140,579
  Note receivable from affiliate (Interest at 9.0%, due 2005)          18,773           25,174
  Other assets                                                        124,715          100,938
                                                                   ----------       ----------
          Total assets                                             $5,949,629       $4,703,266
                                                                   ==========       ==========

Liabilities and Partners' Equity:
  Mortgages and other indebtedness                                 $3,841,200       $2,861,589
  Accounts payable, accrued expenses and other liabilities            242,340          223,631
                                                                   ----------      -----------
          Total liabilities                                         4,083,540        3,085,220
  Partners' equity                                                  1,866,089        1,618,046
                                                                   ----------       ----------
          Total liabilities and partners' equity                   $5,949,629       $4,703,266
                                                                   ==========       ==========

SPG Operating Partnership's Share of:
  Total assets                                                     $2,406,978       $1,905,459
                                                                   ==========       ==========
  Partners' equity                                                 $  661,399       $  565,496
  Add: Excess Investment (See below)                                  660,978          708,616
                                                                   ----------       ----------
  SPG Operating Partnership's Net Investment in Joint Ventures     $1,322,377       $1,274,112
                                                                   ==========       ==========


                                                   For the Three Months Ended      For the Nine Months Ended
                                                   --------------------------      -------------------------
                                                          September 30,                  September 30,
                                                   --------------------------      -------------------------
STATEMENTS OF OPERATIONS                              1999            1998           1999           1998
                                                   ----------      ----------      ---------      ----------
Revenue:
  Minimum rent                                      $133,510        $108,924        $386,002       $306,486
  Overage rent                                         5,715             426          14,236          8,236
  Tenant reimbursements                               64,196          51,775         183,882        138,433
  Other income                                        10,678           5,985          25,830         17,205
                                                    --------        --------        --------       --------
     Total revenue                                   214,099         167,110         609,950        470,360

Operating Expenses:
  Operating expenses and other                        75,328          59,044         217,965        166,547
  Depreciation and amortization                       38,076          33,324         109,141         94,949
                                                    --------        --------        --------       --------
     Total operating expenses                        113,404          92,368         327,106        261,496
                                                    --------        --------        --------       --------
Operating Income                                     100,695          74,742         282,844        208,864
Interest Expense                                      58,557          45,569         155,773        130,747
Extraordinary Losses-Debt Extinguishment                  --           2,060              --          2,102
                                                    --------        --------        --------       --------
Net Income                                            42,138          27,113         127,071         76,015
Third Party Investors' Share of Net Income            25,499          21,820          77,938         55,849
                                                    --------        --------        --------       --------
SPG Operating Partnership's Share of Net Income       16,639           5,293          49,133         20,166
Amortization of Excess Investment (See below)         (5,347)         (3,636)        (17,010)        (9,038)
                                                    --------        --------        --------       --------
Income from Unconsolidated Entities                 $ 11,292        $  1,657        $ 32,123       $ 11,128
                                                    ========        ========        ========       ========


          As of September 30, 1999 and December 31, 1998, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $660,978 and

$708,616, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended September 30, 1999 and 1998 was $5,347 and $3,636, respectively. Amortization included in income from unconsolidated entities for the nine-month periods ended September 30, 1999 and 1998 was $17,010 and $9,038, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to five wholly-owned Properties, 25 Properties held as joint venture interests, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The SPG Operating Partnership's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was $6,321 and $2,151 for the three-month periods ended September 30, 1999 and 1998, and was $10,415 and ($2,339) for the nine-month periods ended September 30, 1999 and 1998, respectively.

     European Investment

     The SPG Operating Partnership and the Management Company have a 25% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are being accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The combined investment in ERE and BEG at September 30, 1999 was approximately $37,500, with commitments for an additional $25,000, subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects. The agreements with BEG and ERE are structured to allow the SPG Operating Partnership and the Management Company to acquire an additional 25% ownership interest over time. As of September 30, 1999, BEG and ERE had two Properties open in Poland and two in France, and one additional Property opened in Poland in October of 1999.

Note 10 - Debt

     At September 30, 1999, the SPG Operating Partnership had consolidated debt of $8,541,538, of which $6,199,585 was fixed-rate debt and $2,341,953 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1999 was $1,647,025. As of September 30, 1999, the SPG Operating Partnership had interest-rate protection agreements related to $437,999 of its consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense in the comparative periods.

     In January of 1999, the SPG Operating Partnership retired the $21,910 mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September 2000, using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17,709 mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

     On February 4, 1999, the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. These notes included two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 primarily to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.

     On July 1, 1999, the SPG Operating Partnership retired mortgage indebtedness of approximately $165,000 on three Properties generating an extraordinary loss of $304. This payoff was financed primarily with the Credit Facility.

     Effective August 25, 1999, the SPG Operating Partnership completed the refinancing of its $1.25 billion unsecured revolving credit facility (the "Credit Facility"). The terms of the Credit Facility are essentially unchanged, with the exception that the maturity date was extended from September 27, 1999 to August 25, 2002, with an additional one-year extension available at the option of the SPG Operating Partnership.

Note 11 - Partners' Equity

     The following table summarizes the changes in Partners' equity since December 31, 1998.

                                                    General Partners
                                                ------------------------
                                                Managing    Non-managing                Unamortized     Total
                                    Preferred    General      General       Limited     Restricted     Partners
                                      Units      Partner      Partners      Partners    Stock Award     Equity
                                   ----------   ---------   ------------   ----------   -----------   ----------
Balance at December 31, 1998       $1,057,245    $751,948    $1,788,712    $1,009,646    $(19,750)    $4,587,801

Units issued in NED Acquisition
 (729,675 Units)                                                               20,795                     20,795

Preferred Units issued in NED
 Acquisition (See below)               86,154                                                             86,154

Managing General Partner
 Contributions (82,988 Units)                       2,006                                                  2,006

Conversion of 155,978 Series A
 Preferred Units into 5,926,440
 Units (2)                           (199,320)    198,787                                                   (533)

Units issued as dividend
 (153,890 Units) (2)                                4,016                                                  4,016

Stock incentive program (541,361
 Units, net of forfeitures)                        14,067          (389)                  (13,082)           596

Amortization of stock incentive                                                             7,971          7,971

Units converted to cash (6,473
 Units)                                                                          (168)                      (168)

Accretion of Preferred Units              201                                                                201

Adjustment to allocate net
 equity of the SPG Operating
 Partnership                                      (86,872)       61,597        25,275                         --

Distributions                         (50,518)    (78,395)     (172,232)      (97,230)                  (398,375)
                                   ----------    --------    ----------    ----------    --------     ----------
Subtotal                              893,762     805,557     1,677,688       958,318     (24,861)     4,310,464

Comprehensive Income:
---------------------
Unrealized gain (loss) on
 investment (1)                                    (1,317)       (2,747)       (1,570)                    (5,634)

Net income                             50,518      35,279        75,711        42,802                    204,310
                                   ----------    --------    ----------    ----------    --------     ----------
Total Comprehensive Income             50,518      33,962        72,964        41,232          --        198,676
                                   ----------    --------    ----------    ----------    --------     ----------
Balance at September 30, 1999      $  944,280    $839,519    $1,750,652    $  999,550    $(24,861)    $4,509,140
                                   ==========    ========    ==========    ==========    ========     ==========

(1) Amounts consist of the unrealized gain (loss) resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets as other investment.

(2) On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units. On March 1, 1999, another 152,346 Units were issued to the holders of the converted Units in lieu of the cash dividends allocable to these preferred Units. Additionally, on May 10, 1999 another 5,978 Units of Series A Convertible Preferred Units were converted into 227,136 Units, with another 1,544 Units issued in lieu of the cash dividends allocable to those preferred Units. At September 30, 1999, 53,271 Series A Convertible Preferred Units remained outstanding.

          Preferred Unit Issuances

     As described in Note 3, in connection with the NED Acquisition, on August 27, 1999, the SPG Operating Partnership issued two new series of preferred Units as a portion of the consideration for the Properties acquired. The SPG Operating Partnership authorized 2,700,000, and issued 1,485,410, 7.00% Cumulative Convertible Preferred Units (the "7.00% Preferred Units") having a liquidation value of $28.00 per Unit. The 7.00% Preferred Units accrue cumulative dividends at a rate of $1.96 annually, which is payable quarterly in arrears. The 7.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of SPG with terms substantially identical to the 7.00% Preferred Units or Paired Units at a ratio of 0.75676 to one provided that the closing stock price of SPG's Paired Shares exceeds $37.00 for any three consecutive trading days prior to the conversion date. The SPG Operating Partnership may redeem the 7.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in Paired Units. In the event of the death of a holder of the 7.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 7.00% Preferred Units at liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

     The SPG Operating Partnership also authorized 2,700,000, and issued 1,485,410, 8.00% Cumulative Redeemable Preferred Units (the "8.00% Preferred Units") having a liquidation value of $30.00. The 8.00% Preferred Units accrue cumulative dividends at a rate of $2.40 annually, which is payable quarterly in arrears. The 8.00% Preferred Units are each paired with one 7.00% Preferred Unit or with the Units into which the 7.00% Preferred Units may be converted. The SPG Operating Partnership may redeem the 8.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the SPG Operating Partnership having the same terms as the 8.00% Preferred Units, except that the distribution coupon rate would be reset to a then determined market rate, or in Paired Units. The 8.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of SPG with terms substantially identical to the 8.00% Preferred Units. In the event of the death of a holder of the 8.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 8.00% Preferred Units owned by such holder at their liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 1999, 560,358 Paired Shares of restricted stock were awarded to executives related to 1998 performance. As of September 30, 1999, 1,828,586 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,604 and $2,852 relating to these programs were amortized in the three-month periods ended September 30, 1999 and 1998, respectively and approximately $7,971 and $7,299 relating to these programs were amortized in the nine-month periods ended September 30, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

Note 12 - Commitments and Contingencies

          Litigation

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs were all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs alleged in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in the Retail Property Trust, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York. On September 17, 1999, the parties mutually agreed to dismiss, with prejudice, the lawsuit brought by Jacobs. No consideration was paid to Jacobs by the SPG Operating Partnership in connection with this dismissal.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision. Briefs have been filed by both parties. The Ohio Supreme Court has not yet determined whether it will take the matter up on appeal. As a result of the Appellate Court's decision, the SPG Operating Partnership recorded a $12.0 million loss related to this litigation in the accompanying statements of operations as an unusual item.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,384 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court has not yet determined whether it will take the matter up on appeal. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

     The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that such routine litigation and administrative proceedings will not have a material adverse impact on the SPG Operating Partnership's financial position or its results of operations.

          Long-term Contract

     On September 30, 1999, the SPG Operating Partnership entered into a 10-year contract with Enron Energy Services, a subsidiary of Enron and a leading provider of energy outsourcing services, for Enron to supply or manage all of the energy commodity requirements throughout the SPG Operating Partnership's portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. The SPG Operating Partnership currently expends approximately $150 million annually in overall energy consumption and related services.

Note 13 - New Accounting Pronouncements

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

     On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. The Companies have assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

Note 14 - Subsequent Events

          Mall of America

     Effective October 15, 1999, the SPG Operating Partnership and its affiliated Management Company acquired a noncontrolling 27.5% ownership interest in Mall of America in Minneapolis, Minnesota, and adjacent land, for approximately $170,000, including the assumption of its $85,800 pro rata share of a $312,000 mortgage; the issuance of 1,000,000 shares of 8% Redeemable Preferred Stock in SPG with a face value of $25,000 and $60,258 in cash. The SPG Operating Partnership, together with the Management Company, are entitled to 50% of the economic benefits of Mall of America. The majority of the cash portion of the purchase price was financed with the Credit Facility.

          Additional NED Transactions

     On October 26, 1999, Mayflower acquired an additional regional mall from NED for approximately $222,850, which included the assumption of approximately $158,508 of mortgage indebtedness; $34,996 in cash; and the issuance of 200,212 Paired Units valued at approximately $5,706; 407,574 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $11,412; and 407,574 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $12,228. In conjunction with this transaction, the SPG Operating Partnership acquired a regional mall from NED for approximately $66,312, including the assumption of approximately $37,068 of mortgage indebtedness; $1,214 in cash; and the issuance of 191,240 Paired Units valued at approximately $5,450; 389,310 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $10,900; and 389,310 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $11,680. It is anticipated that Mayflower will acquire ownership interests in two additional regional malls from NED by the end of 1999 for approximately $175,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the SPG Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; risks related to the "year 2000 issue"; and environmental/safety requirements.

     Overview

     As of September 30, 1999, SPG Properties, including its consolidated subsidiary, held a 48.9% ownership interest in the SPG Operating Partnership. This investment is their sole asset and represents their only source of income. For these reasons, management has based the following discussion on the results of operations and financial position of the SPG Operating Partnership. Prior to the CPI Merger, which was consummated as of the close of business on September 24, 1998, SPG Properties (formerly Simon DeBartolo Group, Inc.) and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. As a result of the CPI Merger and related transactions, SPG Properties and subsidiary began accounting for their noncontrolling interests in the SPG Operating Partnership using the equity method of accounting.

     As described in Note 3 to the financial statements, effective August 27, 1999, Mayflower, a limited liability company in which the SPG Operating Partnership has a noncontrolling 49.1% interest, acquired a portfolio of ten regional malls from NED for approximately $1.3 billion. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 7.3 million square feet of GLA. The purchase price includes the assumption of approximately $738.6 million of mortgage indebtedness; $441.8 million in cash; and the issuance of 729,675 Paired Units valued at approximately $20.8 million and 2,970,820 preferred Units in the SPG Operating Partnership valued at approximately $86.2 million. The SPG Operating Partnership's $162.7 million share of the cash portion of the purchase price was financed using the Credit Facility.

     In addition, on October 26, 1999, Mayflower acquired an additional regional mall from NED for approximately $222.8 million, which included the assumption of approximately $158.5 million of mortgage indebtedness; $35.0 million in cash; and the issuance of 200,212 Paired Units valued at approximately $5.7 million and 815,148 preferred Units in the SPG Operating Partnership valued at approximately $23.6 million. Concurrent with this transaction, the SPG Operating Partnership acquired a regional mall from NED for approximately $66.3 million, including the assumption of approximately $37.1 million of mortgage indebtedness; $1.2 million in cash and the issuance of 191,240 Paired Units valued at approximately $5.4 million and 778,620 preferred Units in the SPG Operating Partnership valued at approximately $22.6 million. It is anticipated that Mayflower will acquire two additional regional malls from NED by the end of 1999 for approximately $175 million.

     On September 30, 1999, the SPG Operating Partnership entered into a 10-year contract with Enron Energy Services, a subsidiary of Enron and a leading provider of energy outsourcing services, for Enron to supply or manage all of the energy commodity requirements throughout the SPG Operating Partnership's portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. This alliance is designed to reduce operating costs for the SPG Operating Partnership's tenants, as well as deliver incremental profit to the SPG Operating Partnership. The SPG Operating Partnership currently expends approximately $150 million annually in overall energy consumption and related services.

     For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in Note 4 to the financial statements. As a result, the 1999 consolidated results of operations include an additional 16 regional malls, one office building and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

     The following Property acquisitions, sales and opening (the "Property Transactions"), also impacted the SPG Operating Partnership's consolidated results of operations in the comparative periods. On January 26, 1998, the SPG Operating Partnership acquired 100% of Cordova Mall for approximately $87.3 million. In March of 1998, the SPG Operating Partnership opened the approximately $13.3 million Muncie Plaza. On May 5, 1998, the SPG Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Effective June 1, 1998, the SPG Operating Partnership sold The Promenade for $33.5 million. Effective June 30, 1998, the SPG Operating Partnership sold Southtown Mall for $3.3 million. On December 7, 1998, the SPG Operating Partnership obtained a controlling 90% interest in The Arboretum community center for approximately $40.5 million. On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On March 1, 1999 the SPG Operating Partnership acquired the remaining 50% ownership interests in Century III Mall for approximately $57.0 million. On May 20, 1999, the SPG Operating Partnership sold Cohoes Commons for $4.2 million. On June 28, 1999 the SPG Operating Partnership purchased the remaining 50% interest in Haywood Mall for approximately $68.8 million. (See Liquidity and Capital Resources for additional information on 1999 acquisitions and dispositions.)

     Results of Operations

For the Three Months ended September 30, 1999 vs. the Three Months Ended September 30, 1998

     Total revenue of the SPG Operating Partnership increased $144.9 million or 45.0% for the three months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($109.2 million) and the Property Transactions ($16.1 million). Excluding these items, total revenues increased $19.7 million or 6.1%, primarily due to a $7.0 million increase in minimum rents, a $7.9 million increase in overage rent and a $9.2 million increase in tenant reimbursements, partially offset by a $4.4 million decrease in miscellaneous income, which includes a $2.5 million brokerage fee received in 1998 in connection with the sale of the General Motors Building. The 3.6% comparable increase in minimum rent results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and increased rents from the SPG Operating Partnership's marketing initiative, Simon Brand Ventures ("SBV"). The increase in overage rent is primarily the result of the negative impact in 1998 ($4.2 million) of a temporary change in the timing in which overage rents were recognized promulgated by EITF 98-9, which was later rescinded, and an overall increase in tenant sales.

     Total operating expenses of the SPG Operating Partnership increased $79.4 million or 45.4% for the three months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($66.8 million) and the Property Transactions ($8.8 million). Excluding these transactions, total operating expenses increased $3.8 million or 2.2%.

     Interest expense of the SPG Operating Partnership increased $46.8 million, or 48.0% for the three months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($39.1 million), the Property Transactions ($5.8 million), and the NED Acquisition ($0.9 million). Excluding these transactions, interest expense increased $1.0 million.

     Please see Note 12 to the financial statements of the SPG Operating Partnership for a description of the $12.0 million loss from litigation recorded as an unusual item during the period.

     Income from unconsolidated entities of the SPG Operating Partnership increased from $3.8 million in 1998 to $17.6 million in 1999, resulting from a $9.6 million increase in income from unconsolidated partnerships and joint ventures and a $4.2 million increase in income from the Management Company.

     Net income of the SPG Operating Partnership was $71.8 million for the three months ended September 30, 1999, which reflects an increase of $19.1 million over the same period in 1998, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

For the Nine Months ended September 30, 1999 vs. the Nine Months Ended September 30, 1998

     Total revenue of the SPG Operating Partnership increased $428.9 million or 46.0% for the nine months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($340.8 million) and the Property Transactions ($33.4 million). Excluding these items, total revenues increased $54.7 million or 5.9%, primarily due to a $28.6 million increase in minimum rent, a $7.3 million increase in overage rents and a $22.2 million increase in tenant reimbursements, partially offset by a $3.4 million decrease in miscellaneous income, which includes a $2.5 million brokerage fee received in 1998 in connection with the sale of the General Motors Building. The 5.1% comparable increase in minimum rent results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents and increased rents from the SPG Operating Partnership's marketing initiative, Simon Brand Ventures ("SBV"). The $7.3 million increase in overage rents is primarily the result of the $5.6 million negative impact in 1998 from EITF 98-9 discussed above. The $22.0 million increase in tenant reimbursements is partially offset by a $16.6 million increase in recoverable expenses.

     Total operating expenses of the SPG Operating Partnership increased $239.1 million or 47.2% for the nine months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($199.8 million) and the Property Transactions ($20.1 million). Excluding these transactions, total operating expenses increased $19.2 million or 3.8%, primarily due to a $16.6 million increase in recoverable expenses, which was offset by an increase in tenant reimbursements, as described above.

     Interest expense of the SPG Operating Partnership increased $146.4 million, or 52.0% for the nine months ended September 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($123.7 million), the Property Transactions ($12.5 million), the NED Acquisition ($0.9 million) and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998 ($2.2 million). Excluding these transactions, interest expense increased $7.1 million.

     Income from unconsolidated entities of the SPG Operating Partnership increased $33.7 million for the nine months ended September 30, 1999, as compared to the same period in 1998, resulting from a $20.9 million increase in income from unconsolidated partnerships and joint ventures and a $12.8 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($7.4 million) and the IBM Properties ($4.9 million).

     Please see Note 12 to the financial statements of the SPG Operating Partnership for a description of the $12.0 million loss from litigation recorded as an unusual item during the period.

     The $2.2 million extraordinary loss of the SPG Operating Partnership in 1999 is the result of refinancing indebtedness. The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

     Net income of the SPG Operating Partnership was $204.3 million for the nine months ended September 30, 1999, which reflects an increase of $56.0 million over the same period in 1998, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

     Liquidity and Capital Resources

     As of September 30, 1999, the SPG Operating Partnership's balance of cash and cash equivalents was approximately $94.1 million. In addition to its cash balance, the SPG Operating Partnership had a borrowing capacity on the Credit Facility of $570.5 million available after outstanding borrowings and letters of credit at September 30, 1999. The SPG Operating Partnership also has access to public equity and debt markets. The SPG Operating Partnership has a shelf registration statement currently effective, under which $250 million in debt securities may be issued.

     Management anticipates that cash generated from operations will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

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

     Sensitivity Analysis

     The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 1999, a 0.25% increase in the market rates of interest would decrease earnings and cash flows over the next twelve months by approximately $4.5 million and $5.2 million, respectively, and would decrease the fair value of debt by approximately $160 million. A 0.25% decrease in the market rates of interest would increase earnings and cash flows over the next twelve months by approximately $4.5 million and $5.2 million, respectively, and would increase the fair value of debt by approximately $175 million.

     Financing and Debt

     At September 30, 1999, the SPG Operating Partnership had consolidated debt of $8,542 million, of which $6,200 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2,342 million is variable-rate debt bearing interest at a weighted average rate of 6.2%. As of September 30, 1999, the SPG Operating Partnership had interest rate protection agreements related to $438 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the nine months ended September 30, 1999 or 1998.

     Scheduled principal payments of the Companies' share of consolidated indebtedness over the next five years is $5,058 million, with $3,313 million thereafter. The SPG Operating Partnership, together with the SRC Operating Partnership, had a combined ratio of consolidated debt-to-market capitalization of 57.9% and 51.2% at September 30, 1999 and December 31, 1998, respectively. Approximately 6.1% of this 6.7% increase is a result of the decrease in the value of the Paired Units.

     In January of 1999 the SPG Operating Partnership retired the $22 million mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September 2000, using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17.7 million mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

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

     Effective August 25, 1999, the SPG Operating Partnership completed the refinancing of its $1.25 billion unsecured revolving credit facility (the "Credit Facility"). The terms of the Credit Facility are essentially unchanged, with the exception that the maturity date was extended from September 27, 1999 to August 25, 2002, with an additional one-year extension available at the option of the SPG Operating Partnership.

     Acquisitions

     In addition to the NED Acquisition described previously, during the first nine months of 1999 the SPG Operating Partnership acquired the remaining ownership interests in four Properties for a total of approximately $147.5 million, including the assumption of approximately $48.5 million of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

     Additionally, on October 15, 1999, the SPG Operating Partnership and its affiliated Management Company acquired a noncontrolling 27.5% ownership interest in Mall of America in Minneapolis, Minnesota, and adjacent land, for approximately $170 million. The purchase price includes the assumption of $85.8 million pro rata share of a $312.0 million mortgage; the issuance of 1,000,000 shares of 8% Redeemable Preferred Stock in SPG with a face value of $25 million and $60.3 million in cash. The SPG Operating Partnership, together with the Management Company, are entitled to 50% of the economic benefits of Mall of America. The majority of the cash portion of the purchase price was financed with the Credit Facility.

     Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business over the past three years, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the Company's growth strategy. Management believes that funds on hand, and amounts available under the Credit Facility, together with the net proceeds of public and private offerings of debt and equity securities are sufficient to finance likely acquisitions. No assurance can be given that the SPG Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

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

     Portfolio Restructuring. In addition to the Property sales described above, the SPG Operating Partnership is continuing to evaluate the potential sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sales prices will not differ materially from the carrying values of the related assets.

     Development, Expansions and Renovations. The SPG Operating Partnership is involved in several development, expansion and renovation efforts.

     In January of 1999, The Shops at Sunset Place, a 510,000 square-foot destination-oriented retail and entertainment project, opened in South Miami, Florida. The SPG Operating Partnership owns 37.5% of this approximately $150 million specialty center. The approximately $246 million Mall of Georgia, an approximately 1.6 million square foot regional mall project, opened on August 13, 1999. Adjacent to the regional mall, the approximately $38 million Mall of Georgia Crossing is an approximately 441,000 square-foot community shopping center project, which also opened in August of 1999. The SPG Operating Partnership funded 85% of the capital requirements of these projects and has a noncontrolling 50% ownership interest in each of them after the return of its equity and a 9% return thereon. On September 17, 1999, the approximately $216 million Concord Mills, a 1.4 million square foot value-oriented super regional mall, opened in Concord (Charlotte), North Carolina. The SPG Operating Partnership owns 37.5% of this approximately $216 million Property.

     Construction also continues on the following projects, which have an aggregate construction cost of approximately $466 million, of which the SPG Operating Partnership's share is approximately $265 million:

     . Orlando Premium Outlets marks the SPG Operating Partnership's first project to be constructed in the partnership with Chelsea GCA Realty. This 433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.

     . Arundel Mills is scheduled to open in the fall of 2000. The SPG Operating Partnership has a 37.5% ownership interest in this approximately 1.4 million square-foot value-oriented super-regional mall project.

     . The SPG Operating Partnership has two community center projects under construction: The Shops at North East Mall and Waterford Lakes Town Center at a combined 1,316,000 square feet of GLA, which are each scheduled to open in November of 1999.

     A key objective of the SPG Operating Partnership is to increase the profitability and market share of its Properties through strategic renovations and expansions. The SPG Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $300 million, which includes approximately $190 million incurred in the first nine months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The SPG Operating Partnership currently has four major expansion and/or redevelopment projects under construction with targeted 1999 completion dates. Included in investment properties at September 30, 1999 is approximately $396.9 million of construction in progress, with another $231.6 million in the unconsolidated joint venture investment properties.

     Distributions. The Companies declared a distribution of $0.505 per Paired Unit in each of the first three quarters of 1999. The current annual distribution rate is $2.02 per Paired Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. Additionally, distributions of $0.23 and $0.19 were declared and paid through September 30, 1999 on the 8% Preferred Units and the 7% Preferred Units, respectively, which were issued in connection with the NED Acquisition.

     Investing and Financing Activities

     Cash used in investing activities of the SPG Operating Partnership for the nine months ended September 30, 1999 of $428.3 million is the result of acquisitions of $265.7 million, capital expenditures of $347.0 million, investments in unconsolidated joint ventures of $56.0 million, and $24.4 million of investments in and advances to the Management Company, partially offset by distributions from unconsolidated entities of $191.4 million; net proceeds from the sales of assets of $42.0 million; and cash of $10.8 million from the consolidations of Haywood Mall, Century III Mall, Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $71.4 million, renovation and expansion costs of approximately $221.2 million and tenant costs and other operational capital expenditures of approximately $54.4 million. Acquisitions, including transaction costs, includes $166.5 million for the NED Acquisition and $69.0 million, $24.0 million and $6.3 million for the remaining interests in Haywood Mall, Century III Mall and Lakeline Mall and Plaza, respectively. Investments in unconsolidated joint ventures is primarily $15.7 million in Florida Mall, $11.2 million in Orlando Premium Outlots, $11.2 million in BEG and ERE and $6.3 million in Mall of Georgia. Distributions from unconsolidated entities includes $46.5 million, $34.7 million, $28.0 million, $14.7 million and $12.5 million from Gwinnett Place, Town Center at Cobb, Westchester Mall, Concord Mills and the IBM Properties, respectively. Net proceeds from the sales of assets is made up of $28.3 million, $9.5 million and $4.2 million from the sales of the Charles Hotel land, the Three Dag Hammarskjold land and Cohoes Center, respectively.

     Cash used in financing activities of the SPG Operating Partnership for the nine months ended September 30, 1999 was $42.0 million and primarily includes net distributions of $427.8 million, partially offset by net borrowings of $385.8 million.

     Inflation

     Inflation has remained relatively low and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the SPG Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the SPG Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the SPG Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

          Status of Project Through October 31, 1999

               IT Component. The SPG Operating Partnership's primary operating, financial accounting and billing systems and the SPG Operating Partnership's standard primary desktop software have been determined to be Year 2000 ready. The SPG Operating Partnership's information services department has also completed its assessment of other "mission critical" applications within the SPG Operating Partnership and has implemented solutions to those applications in order for them to be Year 2000 ready. Vendor testing has occurred for mission critical applications, but the SPG Operating Partnership continues to perform its own tests on certain applications in an effort to assure Year 2000 readiness.

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

               Excluding the Properties recently acquired from NED in each phase of the project, Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 91% complete, the assessment of compliance status of key third party service providers is approximately 96% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 91% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 90% complete. Where Year 2000 issues have been identified with Non-IT Components, plans have been implemented, or will be implemented before year-end, which the SPG Operating Partnership expects will address those Year 2000 issues. Implementation of contingency and replacement plans (Phase (5)) is ongoing and will continue throughout 1999 to the extent Year 2000 issues are identified. Testing (Phase (6)) has been completed. Testing at 12 Properties recently acquired from NED is expected to be completed by November 15, 1999. The SPG Operating Partnership believes that mission critical Non-IT Components have been identified at those 12 Properties and plans have been implemented, or will be implemented before year-end, which the SPG Operating Partnership expects will address those mission critical issues.

          Contingency Plans (Phase (4)). The development of contingency plans (Phase (4)) is complete. Included within the SPG Operating Partnership's contingency plans is a requirement that th SPG Operating Parternership's home office and each

Property be manned by on-site personnel beginning December 31, 1999 and continuing through the first business day of January 2000 to recognize and immediately address, to the extent possible, any Year 2000 issues arising out of any IT Component at the SPG Operating Partnership's home office and any Non-It Component at the Properties.

          Costs. The SPG Operating Partnership estimates that it will spend approximately $1.5 million in incrementak costs for its Year 2000 project. This amount includes expenses incurred beginning January 1997 and continuing through the beginning of 2000 for any repairs or replacements necessary to correct noncompliant systems. Costs incurred through September 30, 1999 are estimate at approximately $600 thousand, including approximately $100 thousand in the nine-month period ended September 30, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by the SPG Operating Partnership following the 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

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

Part II - Other Information

          Item 1:  Legal Proceedings

          Please refer to Note 12 of the financial statements of the SPG Operating Partnership for a summary of material litigation.

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

                                         Date: November 12, 1999