Form 10-K405
period 1999-12-31
SPG PROPERTIES INC/MD/
filed 2000-03-29
CIK 912564

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                         Commission file number 1-12618

                               ----------------

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of each exchange
                 Title of each class                      on which registered
                 -------------------                    -----------------------
8 3/4% Series B Cumulative Redeemable Preferred Stock,
 $.0001 par value                                       New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Substantially all of the Registrant's common stock is held by Simon Property Group, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SPG PROPERTIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1999

                               TABLE OF CONTENTS

 Item No.                                                             Page No.
 --------                                                             --------
                                    PART I
 1.       Business..................................................      3
 2.       Properties................................................      8
 3.       Legal Proceedings.........................................     36
 4.       Submission of Matters to a Vote of Security Holders.......     36

                                    PART II
 5.       Market for the Registrant's Common Equity and Related          36
          Stockholder Matters.......................................
 6.       Selected Financial Data...................................     37
 7.       Management's Discussion and Analysis of Financial              38
          Condition and Results of Operations.......................
 7A.      Quantitative and Qualitative Disclosure About Market           46
          Risk......................................................
 8.       Financial Statements and Supplementary Data...............     46
 9.       Changes in and Disagreements with Accountants on               46
          Accounting and Financial Disclosure.......................

                                   PART III
 10.      Directors and Executive Officers of the Registrant........     47
 11.      Executive Compensation....................................     47
 12.      Security Ownership of Certain Beneficial Owners and            47
          Management................................................
 13.      Certain Relationships and Related Transactions............     47

                                    PART IV
 14.      Exhibits, Financial Statements, Schedules and Reports on       48
          Form 8-K..................................................
 Signatures..........................................................    84

                                     PART 1

Item 1. Business

Background

   SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties and its substantially wholly-owned subsidiary, SD Property Group, Inc., are general partners of, and hold a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"). The interests in the SPG Operating Partnership ("Units") represent the sole assets of SPG Properties and subsidiary. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

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

   Also in connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc.", CRC was renamed "SPG Realty Consultants, Inc." and SDG, LP was renamed "Simon Property Group, L.P."

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

   For additional information concerning the CPI Merger, please see Note 4 to the financial statements of the SPG Operating Partnership.

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

General

   As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned interests in two regional malls currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages certain of the Properties and certain other retail real estate properties not owned by the SPG Operating Partnership, and also engages in certain property development activities.

Operating Strategies

   The SPG Operating Partnership's primary business objectives are to increase cash generated from operations per Unit and the value of the Portfolio Properties. The SPG Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

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

   E-Commerce. The Companies are actively developing several unique programs designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called TenantConnect.net and incubating concepts that leverage the physical and virtual worlds through a venture creation subsidiary called clixnmortar.com.

   Acquisitions. The SPG Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the SPG Operating Partnership's growth strategy.

   Development. The SPG Operating Partnership's strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 1999, the SPG Operating Partnership opened one new regional mall, one specialty center, one value-oriented super-regional mall and three new community shopping centers. These additions added approximately 4.9 million square feet of GLA to the Portfolio at a cost to the SPG Operating Partnership of approximately $505 million. The SPG Operating Partnership also has two additional projects under construction, which are scheduled to open in 2000.

   Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 1999, the SPG Operating Partnership invested approximately $277 million on redevelopment projects and completed four major redevelopment projects. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development.

   The SPG Operating Partnership also has direct or indirect interests in eleven parcels of land being held for future development in eight states totaling approximately 828 acres. Management believes the SPG Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

   International Expansion. The SPG Operating Partnership's management believes the expertise it has gained through the development and management of its domestic Portfolio can be utilized in retail properties throughout the world. The SPG Operating Partnership intends to continue pursuing international opportunities on a selected basis to enhance the value of its Units.

Competition

   The SPG Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) the mall marketing initiatives of Simon Brand Ventures, ("SBV"), which the SPG Operating Partnership believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the SPG Operating Partnership to be the leader in the industry.

   All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material adverse effect on the SPG Operating Partnership's ability to lease space and on the level of rents the SPG Operating Partnership can obtain.

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

   Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. The SPG Operating Partnership will remove asbestos-containing materials in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

   Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been and is not expected to be material.

   Properties to be Developed or Acquired. Land held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the SPG Operating Partnership will conduct environmental due diligence consistent with past practice.

Employees

   The SPG Operating Partnership and its affiliates employ approximately 5,840 persons at various centers and offices throughout the United States, of which 2,940 are part-time. Approximately 1,000 employees are located at the SPG Operating Partnership's headquarters in Indianapolis, Indiana.

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

Executive Officers of the Registrant

   The following table sets forth certain information with respect to the executive officers of SPG and SPG Properties as of December 31, 1999.

           Name           Age                      Position
           ----           ---                      --------
 Melvin Simon (1)........ 73  Co-Chairman
 Herbert Simon (1)....... 65  Co-Chairman
 David Simon (1)......... 38  Chief Executive Officer
 Hans C. Mautner......... 61  Vice Chairman; Chairman, Simon Global Limited
 Richard S. Sokolov...... 50  President and Chief Operating Officer
 Randolph L. Foxworthy... 55  Executive Vice President--Corporate Development
 William J. Garvey....... 60  Executive Vice President--Property Development
 James A. Napoli......... 53  Executive Vice President--Leasing
 John R. Neutzling....... 47  Executive Vice President--Property Management
 James M. Barkley........ 48  General Counsel; Secretary
 Stephen E. Sterrett..... 44  Treasurer
 John Rulli.............. 43  Senior Vice President--Human Resources &
                               Corporate Operations
 James R. Giuliano, III.. 42  Senior Vice President
 Karen D. Corsaro........ 42  President, Simon Brand Ventures; Senior Vice
                               President of Marketing
 Melanie Alshab.......... 36  President, clixnmortar.com; Senior Vice President
                               & Chief Information Officer

--------
(1)  Melvin Simon is the brother of Herbert Simon and the father of David
     Simon.

   Set forth below is a summary of the business experience of the executive officers of SPG and SPG Properties. The executive officers serve at the pleasure of the Board of Directors and have served SPG Properties since its formation in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov, Mr. Giuliano and Ms. Alshab who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see
Item 10 of this report.

   Mr. Foxworthy is the Executive Vice President--Corporate Development. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with SPG Properties since 1993.

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

   Mr. Barkley serves as General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

   Mr. Sterrett serves as Treasurer. He joined MSA in 1989 and has held various positions with MSA.

   Mr. Rulli holds the position of Senior Vice President--Human Resources and Corporate Operations. He joined MSA in 1988 and has held various positions with MSA.

   Mr. Giuliano has served as Senior Vice President since the DRC Merger. He joined DRC in 1993, where he served as Senior Vice President and Chief Financial Officer up to the DRC Merger.

   Ms. Corsaro is President of Simon Brand Ventures and Sr. Vice President of Marketing for SPG and SPG Properties. Ms. Corsaro joined MSA in 1983 and has served in various business development positions.

   Ms. Alshab is President of clixnmortar.com and the Senior Vice President & Chief Information Officer of SPG and SPG Properties. She joined DRC in 1995.

Item 2. Properties

Portfolio Properties

   The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 167 regional malls in the Properties range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but five regional malls over 400,000 square feet. These regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors which are mostly national retailers. As of December 31, 1999, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 85.0% of total GLA, 79.9% of Owned GLA and 86.4% of total annualized base rent of the Properties.

   Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 78 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1999, community shopping centers represented 10.6% of total GLA, 12.8% of Owned GLA and 6.0% of the total annualized base rent of the Properties.

   The SPG Operating Partnership also has joint venture interests in four specialty retail centers, five office and mixed-use Properties and four value-oriented super-regional malls. The specialty retail centers contain approximately 1,272,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The five office and mixed-use Properties range in size from approximately 348,000 to 1,039,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, two are located in mixed-use developments and contain primarily office space and the remaining one is solely office space. The value-oriented super-regional malls range in size from approximately 1.2 million to 1.5 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 1999, value-oriented super-regional malls represented 2.9% of total GLA, 4.7% of Owned GLA and 4.7% of the total annualized base rent of the Properties.

   As of December 31, 1999, approximately 90.6% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 95.1% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 88.6% of Owned GLA in the community shopping centers was leased.

   Of the 258 Properties, 177 are owned 100% by the SPG Operating Partnership and the remainder are held as joint venture interests. The SPG Operating Partnership is the managing or co-managing general partner or member of all but nine of the Properties held as joint venture interests.

                             Additional Information

   The following table sets forth certain information, as of December 31, 1999, regarding the Properties:

                                Ownership
                           Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
         Name/Location        if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
         -------------     -------------------- ------------ ------------- --------- ------------------------
 REGIONAL MALLS
  1.  Alton Square           Fee                   100.0       Acquired      639,640 Sears, JCPenney, Famous
      Alton, IL                                                  1993                Barr
  2.  Amigoland Mall         Fee                   100.0      Built 1974     558,707 Dillard's JCPenney,
      Brownsville, TX                                                                Ward, Beall's
  3.  Anderson Mall          Fee                   100.0      Built 1972     634,542 Belk (3), JCPenney,
      Anderson, SC                                                                   Sears
  4.  Apple Blossom Mall     Fee                    49.1       Acquired      438,133 Belk, JCPenney, Sears
      Winchester, VA                                             1999
  5.  Arsenal Mall           Fee                   100.0       Acquired      500,924 Ann & Hope, Marshall's
      Watertown, MA                                              1999            (4)
  6.  Atrium Mall            Fee                    49.1       Acquired      216,147 Border Books & Music
      Chestnut Hill, MA                                          1999
  7.  Auburn Mall            Fee                    49.1       Acquired      595,316 Filene's, Sears, Caldor
      Auburn, MA                                                 1999                (5)
  8.  Aurora Mall            Fee                   100.0       Acquired    1,014,019 JCPenney, Foley's (3),
      Aurora, CO                                                 1998                Sears
  9.  Aventura Mall(6)       Fee                    33.3         Built     1,922,783 Macy's Sears,
      Miami, FL                                                  1983                Bloomingdales, JCPenney,
                                                                                     Lord & Taylor, Burdines,
                                                                                     AMC Theatre
 10.  Avenues,               Fee                    25.0         Built     1,112,648 Belk, Dillard's,
      The Jacksonville, FL                                       1990                JCPenney, Parisian,
                                                                                     Sears
 11.  Barton Creek Square    Fee                   100.0         Built     1,399,358 Dillard's (3), Foley's,
      Austin, TX                                                 1981                JCPenney, Sears, Ward,
                                                                                     General Cinema
 12.  Battlefield Mall       Fee and Ground        100.0         Built     1,196,577 Dillard's Famous Barr,
      Springfield, MO        Lease (2056)                        1970                Ward, Sears, JCPenney
 13.  Bay Park Square        Fee                   100.0         Built       665,323 Elder-Beerman, Kohl's,
      Green Bay, WI                                              1980                Ward, Shopko
 14.  Bergen Mall            Fee and Ground        100.0       Acquired      925,035 Off 5th-Saks Fifth
      Paramus, NJ            Lease (7) (2061)                    1987                Avenue Outlet, Value
                                                                                     City Furniture, Stern's,
                                                                                     Marshall's
 15.  Biltmore Square        Fee (8)                66.7         Built       494,811 Belk, Dillard's,
      Asheville, NC                                              1989                Proffitt's, Goody's
 16.  Boynton Beach Mall     Fee                   100.0         Built     1,186,231 Macy's, Burdines, Sears,
      Boynton, Beach, FL                                         1985                Dillard's (3), JCPenney

                               Ownership
                          Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
         Name/Location       if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
         -------------    -------------------- ------------ ------------- --------- ------------------------
 17.  Brea Mall             Fee                     100.0     Acquired    1,302,336 Macy's, JCPenney,
      Brea, CA                                                  1998                Robinsons-May,
                                                                                    Nordstrom, Sears
 18.  Broadway Square       Fee                     100.0     Acquired      619,600 Dillard's, JCPenney,
      Tyler, TX                                                 1994                Sears
 19.  Brunswick Square      Fee                     100.0       Built       786,961 Macy's, JCPenney,
      East Brunswick, NJ                                        1973                Barnes & Noble,
                                                                                    Brunswick Square
                                                                                    Movies
 20.  Burlington Mall       Ground Lease            100.0     Acquired    1,251,266 Macy's, Lord & Taylor,
      Burlington, MA        (2048)                              1998                Filene's, Sears
 21.  Cape Cod Mall         Ground Leases(7)         49.1     Acquired      718,410 Macy's, Filene's,
      Hyannis, MA           (2009-2073)                         1999                Marshall's, Sears, Best
                                                                                    Buy, Barnes & Noble(9),
                                                                                    Hoyt's Cinemas
 22.  Castleton Square      Fee                     100.0       Built     1,455,078 Galyan's, LS Ayres,
      Indianapolis, IN                                          1972                Lazarus, JCPenney,
                                                                                    Sears, Von Maur
 23.  Century III Mall      Fee                     100.0       Built     1,287,430 JCPenney, Sears, T.J.
      Pittsburgh, PA                                            1979                Maxx, Kauufmann's(3),
                                                                                    Wickes Furniture
 24.  Charlottesville       Ground Lease            100.0     Acquired      573,839 Belk(3), JCPenney,
      Fashion Square        (2076)                              1997                Sears
      Charlottesville, VA
 25.  Chautauqua Mall       Fee                     100.0       Built       440,688 Sears, JCPenney, Office
      Jamestown, NY                                             1971                Max, Old Navy,
                                                                                    The Bon Ton
 26.  Cheltenham Square     Fee                     100.0       Built       636,441 Burlington Coat Factory,
      Philadelphia, PA                                          1981                Home Depot, Value City,
                                                                                    Seaman's Furniture,
                                                                                    Shop Rite, United Artist
                                                                                    Theatre
 27.  Chesapeake Square     Fee and Ground       (8) 75.0       Built       800,176 Dillard's(3), JCPenney,
      Chesapeake, VA        Lease (2062)                        1989                Sears, Ward, Hecht's
 28.  Cielo Vista Mall      Fee and Ground          100.0       Built     1,193,037 Dillard's(3), JCPenney,
      El Paso, TX           Lease(10) (2027)                    1974                Ward, Sears
 29.  Circle Centre         Property Lease           14.7       Built       793,687 Nordstrom, Parisian,
      Indianapolis, IN      (2097)                              1995                United Artists Theatre
 30.  College Mall          Fee and Ground          100.0       Built       708,127 Sears, Lazarus, L.S.
      Bloomington, IN       Lease(10) (2048)                    1965                Ayres, Target, JCPenney
 31.  Columbia Center       Fee                     100.0     Acquired      772,524 Sears, JCPenney,
      Kennewick, WA                                             1987                Lamonts, Barnes &
                                                                                    Noble, The Bon Marche,
                                                                                    Regal Cinema

                                  Ownership
                             Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
          Name/Location         if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
          -------------      -------------------- ------------ ------------- --------- ------------------------
 32.  Coral Square             Fee                     50.0        Built       946,615 Dillard's, JCPenney,
      Coral Springs, FL                                            1984                Sears, Burdines (3)
 33.  Cordova Mall             Fee                    100.0      Acquired      853,654 Ward, Parisian,
      Pensecola, FL                                                1998                Dillard's (3)
 34.  Cottonwood Mall          Fee                    100.0        Built     1,039,450 Dillard's, Foley's,
      Albuquerque, NM                                              1996                JCPenney,
                                                                                       Mervyn's, Ward, United
                                                                                       Artists Theatre
 35.  Crossroads Mall          Fee                   100.00      Acquired      865,528 Dillard's, Sears,
      Omaha, NE                                                    1994                Younkers, Barnes & Noble

 36.  Crystal Mall             Fee                     74.6      Acquired      780,988 Macy's, Filene's,
      Waterford, CT                                                1998                JCPenney, Sears

 37.  Crystal River Mall       Fee                    100.0        Built       425,885 JCPenney, Sears, Belk,
      Crystal River, FL                                            1990                Kmart, Regal Cinema

 38.  Dadeland Mall            Fee                     50.0      Acquired    1,405,683 Saks Fifth Avenue,
      Miami, FL                                                    1997                JCPenney, Burdine's,
                                                                                       Burdine's Home Gallery,
                                                                                       Limited, Lord & Taylor

 39.  DeSoto Square            Fee                    100.0        Built       688,452 JCPenney, Sears,
      Bradenton, FL                                                1973                Dillard's Burdines,
                                                                                       Regal Cinema

 40.  Eastern Hills Mall       Fee                    100.0        Built       997,894 Sears, JCPenney, The Bon
      Buffalo, NY                                                  1971                Ton, Kaufmann's,
                                                                                       Burlington Coat Factory

 41.  Eastland Mall            Fee                     50.0      Acquired      902,676 JCPenney, De Jong's,
      Evansville, IN                                               1998                Famous Barr, Lazarus

 42.  Eastland Mall            Fee                    100.0        Built       707,974 Dillard's, JCPenney,
      Tulsa, OK                                                    1986                Mervyn's, Hollywood
                                                                                       Cinema, (11)

 43.  Edison Mall              Fee                    100.0      Acquired    1,044,562 Dillard's, JCPenney
      Fort Meyers, Fl                                              1997                Sears, Burdines (3)

 44.  Emerald Square           Fee                     49.1      Acquired    1,006,803 Filene's, JCPenney,
      North Attleborough, MA                                       1999                Lord & Taylor, Sears

 45.  Empire Mall (6)          Fee and Ground          50.0      Acquired    1,044,564 JCPenney, Younkers,
      Sioux Falls, SD          Lease (7) (2013)                    1998                Sears, Daytons, (11)

                               Ownership
                          Interest (Expiration  Ownership   Year Built or    Total         Anchors/Specialty
         Name/Location       if Lease) (1)     Interest (2)   Acquired        GLA               Anchors
         -------------    -------------------- ------------ ------------- -----------  ------------------------
 46.  Fashion Mall at       Ground Lease          100.0       Acquired        651,315  Jacobsons, Parisian
      Keystone at           (2067)                              1997
      the Crossing, The
      Indianapolis, IN

 47.  Florida Mall, The     Fee                    50.0         Built       1,633,929  Dillard's, JCPenney,
      Orlando, FL                                               1986                   Parisian, Saks Fifth
                                                                                       Avenue, Sears, Burdines

 48.  Forest Mall           Fee                   100.0         Built         474,127  JCPenney, Kohl's,
      Fond Du Lac, WI                                           1973                   Younkers, Sears, Staples

 49.  Forest Village        Fee                   100.0         Built         417,967  JCPenney, Kmart
      Park Mall                                                 1980
      Forestville, MD

 50.  Fremont Mall          Fee                   100.0         Built         199,110  JCPenney, 1/2 Price
      Fremont, NE                                               1966                   Store

 51.  Golden Ring Mall      Fee                   100.0         Built         719,679  Hecht's, Ward, United
      Baltimore, MD                                             1974                   Artists, Caldor (5)

 52.  Granite Run Mall      Fee                    50.0       Acquired      1,022,984  JCPenney, Sears, Boscovs
      Media, PA                                                 1998

 53.  Great Lakes Mall      Fee                   100.0         Built       1,311,490  Dillard's (3),
      Cleveland, OH                                             1961                   Kaufmann's JCPenney,
                                                                                       Sears

 54.  Greendale Mall        Fee and Ground         49.1       Acquired    430,769 (12) Best Buy, Marshall's,
      Worcester, MA         Lease (7) (2009)                    1999                   T.J. Maxx & More, (11)

 55.  Greenwood Park Mall   Fee                   100.0       Acquired      1,269,512  JCPenney, JCPenney Home
      Greenwood, IN                                             1979                   Store, Lazarus, L.S.
                                                                                       Ayres, Sears, Service
                                                                                       Merchandise, Von Maur

 56.  Gulf View Square      Fee                   100.0         Built         802,592  Sears, Dillard's, Ward,
      Port Richey, FL                                           1980                   JCPenney, Burdines

 57.  Gwinnett Place        Fee                    50.0       Acquired      1,248,363  Parisian, Macy's, Rich's
      Atlanta, GA                                               1998                   JCPenney, Sears

 58.  Haywood Mall          Fee and Ground        100.0       Acquired      1,244,330  Rich's, Sears,
      Greensville, SC       Lease (7) (2017)                    1998                   Dillard's, JCPenney,
                                                                                       Belk Simpson

 59.  Heritage Park Mall    Fee                   100.0         Built         607,800  Dillard's, Sears, Ward
      Midwest City, OK                                          1978

 60.  Highland Mall (6)     Fee and Ground         50.0       Acquired      1,091,897  Dillard's (3), Foley's,
      Austin, TX            Lease (2070)                        1998                   JCPenney

                                 Ownership
                            Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
          Name/Location        if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
          -------------     -------------------- ------------ ------------- --------- ------------------------
 61.  Hutchinson Mall         Fee                   100.0         Built       525,709 Dillard's, JCPenney,
      Hutchinson, KS                                              1985                Sears, Hobby Lobby,
                                                                                      Orscheln's Farm Supply,
                                                                                      Cinema 8

 62.  Independence Center     Fee                   100.0       Acquired    1,022,477 Dillard's, Sears (3),
      Independence, MO                                            1994                The Jones Store Co.

 63.  Indian River Mall       Fee                    50.0      Built 1996     747,614 Sears, JCPenney,
      Vero Beach, FL                                                                  Dillard's, Burdines, AMC
                                                                                      Theatre

 64.  Ingram Park Mall        Fee                   100.0      Built 1979   1,129,905 Dillard's (3), Foley's,
      San Antonio, TX                                                                 JCPenney, Sears, Beall's

 65.  Irving Mall             Fee                   100.0         Built     1,114,175 Foley's, Dillard's, Old
      Irving, TX                                                  1971                Navy, JCPenney,
                                                                                      Mervyn's, Sears, Barnes
                                                                                      & Noble, General Cinema

 66.  Jefferson Valley Mall   Fee                   100.0         Built       591,241 Macy's, Sears, United
      Yorktown Heights, NY                                        1983                Artist Theatre, Home
                                                                                      Decor

 67.  Knoxville Center        Fee                   100.0         Built       981,354 Dillard's, JCPenney,
      Knoxville, TN                                               1984                Proffitt's, Sears, Regal
                                                                                      Cinema, Service
                                                                                      Merchandise (5)

 68.  La Plaza                Fee and Ground        100.0         Built       997,077 Dillard's, JCPenney,
      McAllen, TX             Lease (7) (2040)                    1976                Foley's, Foley's Home
                                                                                      Store, Sears, Beall's,
                                                                                      Joe Brand-Lady Brand

 69.  Lafayette Square        Fee                   100.0         Built     1,165,508 JCPenney, LS Ayres,
      Indianapolis, IN                                            1968                Sears, Lazarus, Home
                                                                                      Place, Burlington Coat
                                                                                      Factory

 70.  Laguna Hills Mall       Fee                   100.0       Acquired      868,144 Macy's, JCPenney, Sears
      Laguna Hills, CA                                            1997

 71.  Lake Square Mall        Fee                    50.0       Acquired      561,077 JCPenney, Sears, Belk,
      Leesburg, FL                                                1998                Target, AMC 6 Theatres

 72.  Lakeland Square (13)    Fee                    50.0         Built       900,551 Belk, Dillard's (3),
      Lakeland, FL                                                1988                JCPenney, Sears,
                                                                                      Burdines

 73.  Lakeline Mall           Fee                   100.0         Built     1,102,242 Dillard's, Foley's,
      N. Austin, TX                                               1995                Sears, JCPenney,
                                                                                      Mervyn's, Regal Cinema

                                   Ownership
                              Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
           Name/Location         if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
           -------------      -------------------- ------------ ------------- --------- ------------------------
 74.  Lenox Square                    Fee               100.0     Acquired    1,427,394 Neiman Marcus, Macy's,
      Atlanta, GA                                                   1998                Rich's, United Artists
                                                                                        Theatres

 75.  Liberty Tree Mall               Fee                49.1     Acquired      850,486 Ann & Hope, Marshall's,
      Newton, MA                                                    1999                Sports Authority,
                                                                                        Target, Loews Theatre

 76.  Lima Mall                       Fee               100.0       Built       743,480 Elder-Beerman, Sears,
      Lima, OH                                                      1965                Lazarus, JCPenney

 77.  Lincolnwood Town                Fee               100.0       Built       441,162 JCPenney, Carson Pirie
      Center Lincolnwood, IL                                        1990                Scott

 78.  Lindale Mall (6)                Fee                50.0     Acquired      690,549 Von Maur, Sears, Yonkers
      Cedar Rapids, LA                                              1998

 79.  Livingston Mall                 Fee               100.0     Acquired      984,752 Macy's, Sears, Lord &
      Livingston, NJ                                                1998                Taylor

 80.  Longview Mall                   Fee               100.0       Built       616,505 Dillard's (3), JCPenney,
      Longview, TX                                                  1978                Sears, Service
                                                                                        Merchandise, Beall's

 81.  Machesney Park Mall             Fee               100.0       Built       555,984 JCPenney, Kohl's,
      Rockford, IL                                                  1979                Seventh Avenue Direct,
                                                                                        Bergners, Kerasotes
                                                                                        Theatre

 82.  Mall at Rockingham Park         Fee                24.6     Acquired      996,868 Macy's, Filene's,
      Salem, NH                                                     1999                JCPenney, Sears

 83.  Mall of America                 Fee           (14) 27.5     Acquired    2,777,511 Macy's, Bloomingdales,
      Minneapolis, MN                                               1999                Nordstrom, Sears,
                                                                                        Knott's Camp Snoopy,
                                                                                        General Cinema

 84.  Mall of Georgia                 Fee                50.0       Built     1,491,432 Lord & Taylor, Rich's
      Gwinnett County, GA                                           1999                (9), Dillard's,
                                                                                        Galyan's, Haverty's,
                                                                                        JCPenney, Nordstrom (9),
                                                                                        Bed, Bath & Beyond,
                                                                                        Regal Cinema

 85.  Mall of New Hampshire           Fee                49.1     Acquired      800,269 Filene's, JCPenney,
      Manchester, NH                                                1999                Sears, Best Buy


                               Ownership
                          Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
         Name/Location       if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
         -------------    -------------------- ------------ ------------- --------- ------------------------
  86. Markland Mall           Ground Lease          100.0       Built       394,569 Lazarus, Sears, Target
      Kokomo, IN              (2041)                            1968

  87. McCain Mall             Ground Lease          100.0       Built       776,918 Sears, Dillard's,
      N. Little Rock, AR      (15) (2032)                       1973                JCPenney, M.M. Cohn

  88. Melbourne Square        Fee                   100.0       Built       737,824 Belk, Dillard's (3),
      Melbourne, FL                                             1982                JCPenney, Burdines

  89. Memorial Mall           Fee                   100.0       Built       416,742 JCPenney, Kohl's, Sears
      Sheboygan, WI                                             1969

  90. Menlo Park Mall         Fee                   100.0     Acquired    1,292,897 Macy's(3), Nordstrom,
      Edison, NJ                                                1997           (16) Cineplex Odeon

  91. Mesa Mall(6)            Fee                    50.0     Acquired      856,258 Sears, Herberger's,
      Grand Junction, CO                                        1998                JCPenney, Target,
                                                                                    Mervyn's

  92. Metrocenter(17)         Fee                    50.0     Acquired    1,356,214 Macy's, Dillard's,
      Phoenix, AZ                                               1998                Robinsons-May, JCPenney,
                                                                                    Sears, Harkins Theatres

  93. Miami International     Fee                    60.0       Built       976,465 Sears, Dillard's,
      Mall Miami, Fl                                            1982                JCPenney, Burdines(3)

  94. Midland Park Mall       Fee                   100.0       Built       614,666 Dillard's(3), JCPenney,
      Midland, TX                                               1980                Sears, Beall's

  95. Miller Hill Mall        Fee                   100.0       Built       815,244 JCPenney, Sears,
      Duluth, MN                                                1973                Younkers, Northstar Ford

  96. Mounds Mall             Ground Lease          100.0       Built       407,681 Elder-Beerman, JCPenney,
      Anderson, IN            (2033)                            1965                Sears

  97. Muncie Mall             Fee                   100.0       Built       659,879 JCPenney, L.S. Ayres,
      Muncie, IN                                                1970                Sears, Elder Beerman,
                                                                                    (11)

  98. Nanuet Mall             Fee                   100.0     Acquired      914,892 Macy's, Stern's, Sears
      Nanuet, NY                                                1998

  99. North East Mall         Fee                   100.0       Built     1,213,305 Saks Fifth Avenue(9),
      Hurst, TX                                                 1971                Nordstrom(9), Dillard's,
                                                                                    JCPenney, Ward, Sears
 100. North Towne Square      Fee                   100.0       Built       749,070 Dillard's, Ward,(11)
      Toledo, OH                                                1980

 101. Northfield Square       Fee                (8) 31.6       Built       558,237 Sears, JCPenney,
      Bradley, IL                                               1990                Cinemark Movies10,
                                                                                    Carson Pirie Scott(3)

 102. Northgate Mall          Fee                   100.0     Acquired    1,097,163 Nordstrom, JCPenney,
      Seattle, WA                                               1987           (18) Lamonts, The Bon Marche


                                Ownership
                           Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
         Name/Location        if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
         -------------     -------------------- ------------ ------------- --------- ------------------------
 103. Northlake Mall         Fee                     100.0     Acquired      963,463 Parisian, Macy's, Sears,
      Atlanta, GA                                                1998                JCPenney

 104. Northpark Mall         Fee                      50.0     Acquired    1,040,868 Von Maur, Younkers,
      Davenport, IA                                              1998                Ward, JCPenney, Sears

 105. Northshore Mall        Fee                      49.1     Acquired    1,677,897 Macy's, Filene's,
      Peabody, MA                                                1999                JCPenney, Lord & Taylor,
                                                                                     Sears

 106. Northwoods Mall        Fee                     100.0     Acquired      668,122 Famous Barr, JCPenney,
      Peoria, IL                                                 1983                Sears

 107. Oak Court Mall         Fee                     100.0     Acquired      852,085 Dillard's(3),
      Memphis, TN                                                1997           (19) Goldsmith's

 108. Orange Park Mall       Fee                     100.0     Acquired      929,179 Dillard's, JCPenney,
      Jacksonville, FL                                           1994                Sears, Belk, AMC 24
                                                                                     Theatres

 109. Orland Square          Fee                     100.0     Acquired    1,246,381 JCPenney, Marshall
      Orland Park, IL                                            1997                Field, Sears, Carson
                                                                                     Pirie Scott

 110. Paddock Mall           Fee                     100.0       Built       560,087 JCPenney, Sears, Belk,
      Ocala, FL                                                  1980                Burdines

 111. Palm Beach Mall        Fee                     100.0       Built     1,016,396 Dillard's (9),
      West Palm Beach, FL                                        1967                JCPenney, Sears, Lord &
                                                                                     Taylor, Burdines,
                                                                                     Borders Books & Music,
                                                                                     Barnes & Noble (9)

 112. Phipps Plaza           Fee                     100.0     Acquired      821,275 Lord & Taylor, Parisian,
      Atlanta, GA                                                1998                Saks Fifth Avenue, AMC
                                                                                     Theatres

 113. Port Charlotte         Ground               (8) 80.0       Built       780,887 Dillard's, Ward,
      Town Center            Lease                               1989                JCPenney, Sears,
      Port Charlotte, FL     (2064)                                                  Burdines, Regal Cinema

 114. Prien Lake Mall        Fee and Ground          100.0       Built       815,641 Dillards, JCPenney,
      Lake Charles, LA       Lease (7) (2025)                    1972                Ward, Sears, The White
                                                                                     House

 115. Raleigh Springs Mall   Fee andGround           100.0       Built       901,397 Dillard's, Sears,
      Memphis, TN            Lease (7) (2018)                    1979                JCPenney, Malco
                                                                                     Theatres, Goldsmith's

 116. Randall Park Mall      Fee                     100.0       Built     1,580,417 Dillard's, Kaufmann's,
      Cleveland, OH                                              1976                JCPenney, Sears,
                                                                                     Burlington Coat Factory,
                                                                                     Magic Johnson Theatres


                                  Ownership
                             Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
          Name/Location         if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
          -------------      -------------------- ------------ ------------- --------- ------------------------
 117. Richardson Square        Fee                   100.0         Built       747,194 Dillard's, Sears, Stein
      Dallas, TX                                                   1977                Mart, Ward, Old Navy,
                                                                                       Ross Dress for Less,
                                                                                       Barnes & Noble

 118. Richmond Square          Fee                   100.0         Built       390,703 Dillard's, JCPenney,
      Richmond, IN                                                 1966                Sears, Office Max

 119. Richmond Town            Fee                   100.0         Built       937,530 Sears, JCPenney,
      Square                                                       1966                Kaufmann's, Sony
      Cleveland, OH                                                                    Theatres (9), Barnes &
                                                                                       Noble (9), Old Navy

 120. River Oaks Center        Fee                   100.0       Acquired    1,338,499 Sears, JCPenney, Carson
      Calumet City, IL                                             1997            (20)Pirie Scott, Cineplex
                                                                                       Odeon, Marshall Field's

 121. Rockaway                 Fee                   100.0       Acquired    1,240,089 Macy's, Lord & Taylor,
      Townsquare                                                   1998                JCPenney, Sears
      Rockaway, NJ

 122. Rolling Oaks Mall        Fee                   100.0         Built       756,455 Sears, Dillard's,
      North San Antonio, TX                                        1988                Foley's, Beall's

 123. Roosevelt Field Mall     Ground Lease (7)      100.0       Acquired    2,176,922 Macy's, Bloomingdale's,
      Garden City, NY          (2090)                              1998                JCPenney, Nordstrom,
                                                                                       Stern's

 124. Ross Park Mall           Fee                   100.0         Built     1,275,426 Lazarus, JCPenney,
      Pittsburgh, PA                                               1986                Sears, Kaufmann's, Media
                                                                                       Play (9)

 125. Rushmore Mall (6)        Fee                    50.0       Acquired      834,384 JCPenney, Sears,
      Rapid City, SD                                               1998                Herberger's, Hobby
                                                                                       Lobby, Target

 126. St. Charles              Fee                   100.0         Built     1,053,050 Sears, JCPenney, Kohl's,
      Towne Center                                                 1990                Ward, Hecht's
      Waldorf, MD

 127. Santa Rosa Plaza Santa   Fee                   100.0       Acquired      699,538 Macy's, Mervyn's, Sears
      Rosa, CA                                                     1998

 128. Seminole Towne Center    Fee                    45.0         Built     1,153,761 Dillard's, JCPenney,
      Sanford, FL                                                  1995                Parisian, Sears,
                                                                                       Burdines
 129. Shops at Mission         Fee                   100.0         Built     1,038,380 Macy's, Saks Fifth
      Viejo Mall,                                                  1979                Avenue, Robinsons--
      The Mission                                                                      May(3), Nordstrom
      Viego, CA

 130. Smith Haven Mall         Fee                    25.0       Acquired    1,332,770 Macy's, Sears, JCPenney,
      Lake Grove, NY                                               1995                Sterns


                                  Ownership
                             Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
          Name/Location         if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
          -------------      -------------------- ------------ ------------- --------- ------------------------
 131. Solomon Pond Mall              Fee              49.1       Acquired      880,512 Filene's, Sears,
      Marlborough, MA                                              1999                JCPenney, Linens "N
                                                                                       Things, Hoyt's

 132. Source, The Long               Fee              25.0         Built       729,554 Off 5th-Saks Fifth
      Island, NY                                                   1997                Avenue, Fortunoff,
                                                                                       Loehmann's, Nordstrom
                                                                                       Rack, Old Navy, ABC
                                                                                       Home, Circuit City,
                                                                                       Virgin Megastore

 133. South Hills Village            Fee             100.0       Acquired    1,118,985 Sears, Kaufmann's,
      Pittsburgh, PA                                               1997                Lazarus

 134. South Park Mall                Fee             100.0         Built       858,667 Dillard's, JCPenney,
      Shreveport, LA                                               1975                Burlington Coat Factory,
                                                                                       Regal Cinema, Stage,
                                                                                       Ward (5)

 135. South Shore Plaza              Fee             100.0       Acquired    1,434,279 Macy's, Filene's, Lord &
      Braintree, MA                                                1998                Taylor, Sears

 136. Southern Hills Mall(6)         Fee              50.0       Acquired      752,471 Younkers, Sears, Target,
      Sioux City, IA                                               1998                Carmike Cinemas

 137. Southern Park Mall             Fee             100.0         Built     1,201,466 Dillard's, JCPenney,
      Youngstown, OH                                               1970                Sears, Kaufmann's

 138. Southgate Mall                 Fee             100.0       Acquired      321,564 Sears, Dillard's,
      Yuma, AZ                                                     1988                JCPenney, Hastings

 139. SouthPark Mall                 Fee              50.0       Acquired    1,034,852 JCPenney, Ward,
      Moline, IL                                                   1998                Younkers, Sears, Von
                                                                                       Maur

 140. SouthRidge Mall(6)             Fee              50.0       Acquired    1,008,607 Sears, Younkers,
      Des Moines, IA                                               1998                JCPenney, Target,
                                                                                       Carmike Cinemas, (11)

 141. Square One Mall                Fee              49.1       Acquired      848,186 Filene's, Sears, Service
      Saugus, MA                                                   1999                Merchandise, TJMaxx &
                                                                                       More

 142. Summit Mall                    Fee             100.0         Built       694,332 Dillard's(3), Kaufmann's
      Akron, OH                                                    1965

 143. Sunland Park Mall              Fee             100.0         Built       923,251 JCPenney, Mervyn's,
      El Paso, TX                                                  1988                Sears, Dillard's(3),
                                                                                       General Cinemas
 144. Tacoma Mall                    Fee             100.0       Acquired    1,270,949 Nordstrom, Sears,
      Tacoma, WA                                                   1987                JCPenney, The Bon
                                                                                       Marche, Mervyn's

 145. Tippecanoe Mall                Fee             100.0      Built 1973     856,114 Lazarus, Sears, L.S.
      Lafayette, IN                                                                    Ayres, JCPenney, Kohl's

 146. Town Center at                 Fee             100.0       Acquired    1,228,330 Lord & Taylor, Saks
      Boca Raton                                                   1998                Fifth Avenue,
      Boca Raton, FL                                                                   Bloomingdale's, Sears,
                                                                                       Burdines, Nordstrom (9)


                                  Ownership
                             Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
          Name/Location         if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
          -------------      -------------------- ------------ ------------- --------- ------------------------
 147. Town Center at Cobb        Fee                  50.0       Acquired    1,272,498 Macy's, Parisian, Sears,
      Atlanta, GA                                                  1998                JCPenney, Rich's

 148. Towne East Square          Fee                 100.0         Built     1,148,431 Dillard's, JCPenney,
      Wichita, KS                                                  1975                Sears

 149. Towne West Square          Fee                 100.0         Built       965,592 Dillard's, Sears,
      Wichita, KS                                                  1980                JCPenney, Ward, Service
                                                                                       Merchandise, (11)

 150. Treasure Coast Square      Fee                 100.0         Built       783,513 Dillard's(3), Sears,
      Jenson Beach, FL                                             1987                JCPenney, Burdines

 151. Tyrone Square              Fee                 100.0         Built     1,123,147 Dillard's, JCPenney,
      St. Petersburg, FL                                           1972                Sears, Borders, Burdines

 152. University Mall            Ground              100.0         Built       565,400 JCPenney, M.M. Cohn,
      Little Rock, AR            Lease (2026)                      1967                Ward

 153. University Mall            Fee                 100.0       Acquired      712,161 JCPenney, Sears,
      Pensacola, FL                                                1994                McRae's, United Artists

 154. University Park Mall       Fee                  60.0         Built       942,215 LS Ayres, JCPenney,
      South Bend, IN                                               1979                Sears, Marshall Fields

 155. Upper Valley Mall          Fee                 100.0         Built       751,682 Lazarus, JCPenney,
      Springfield, OH                                              1971                Sears, Elder-Beerman

 156. Valle Vista Mall           Fee                 100.0         Built       656,085 Dillard's, Mervyn's,
      Harlingen, TX                                                1983                Sears, JCPenney,
                                                                                       Marshalls, Beall's

 157. Valley Mall                Fee                  50.0       Acquired      482,370 JCPenney, Belk, Wal-
      Harrisonburg, VA                                             1998                Mart, Peebles

 158. Virginia Center            Fee                 100.0         Built       786,927 Dillard's(3), Hecht's,
      Commons                                                      1991                JCPenney, Sears
      Richmond, VA

 159. Walt Whitman Mall          Ground               98.0       Acquired    1,028,086 Macy's, Lord & Taylor,
      Huntington Station, NY     Rent (2012)                       1998                Bloomingdale's, Saks
                                                                                       Fifth Avenue

 160. Washington Square          Fee                 100.0         Built     1,133,791 L.S. Ayres, Lazarus,
      Indianapolis, IN                                             1974                Target, JCPenney, Sears

 161. West Ridge Mall            Fee                 100.0         Built     1,042,349 Dillard's, JCPenney, The
      Topeka, KS(21)                                               1988                Jones Store, Sears, Ward
 162. West Town Mall             Ground               50.0       Acquired    1,338,212 Parisian, Dillard's,
      Knoxville, TN              Lease (2042)                      1991                JCPenney, Proffitt's,
                                                                                       Sears, Regal Cinema


                                  Ownership
                             Interest (Expiration  Ownership   Year Built or   Total       Anchors/Specialty
          Name/Location         if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
          -------------      -------------------- ------------ ------------- --------- ------------------------
 163. Westchester, The               Fee              50.0       Acquired      827,660 Neiman Marcus, Nordstrom
      White Plains, NY                                             1997

 164. Westminster Mall               Fee             100.0       Acquired    1,081,961 Sears, JCPenney,
      Westminster, CA                                              1998                Robinsons-May Home
                                                                                       Store, Robinsons-May

 165. White Oaks Mall                Fee              77.0         Built       903,013 Famous Barr, Ward,
      Springfield, IL                                              1977                Sears, Bergner's

 166. Windsor Park Mall              Fee             100.0         Built     1,093,212 Ward, Dillard's (3),
      San Antonio, TX                                              1976                JCPenney, Mervyn's,
                                                                                       Beall's

 167. Woodville Mall                 Fee             100.0         Built       772,889 Sears, Elder-Beerman,
      Toledo, OH                                                   1969                Andersons, (11)

 VALUE-ORIENTED REGIONAL MALLS

   1. Arizona Mills (6)              Fee              26.3         Built     1,233,884 Off 5th-Saks Fifth
      Tempe, AZ                                                    1997                Avenue Outlet, JCPenney
                                                                                       Outlet, Burlington Coat
                                                                                       Factory, Oshman's Super
                                                                                       Sport, Rainforest Cafe,
                                                                                       Game Works, Hi-Health,
                                                                                       Linens "N Things, Ross
                                                                                       Dress for Less, Group
                                                                                       USA, Harkins Theatre,
                                                                                       Marshalls, Last Call,
                                                                                       Off Rodeo, Virgin
                                                                                       Megastore, American
                                                                                       Wilderness Experience

   2. Concord Mills (6)              Fee              37.5         Built     1,281,240 Saks Fifth Avenue,
      Concord, NC                                                  1999                Alabama Grill, AMC, Bass
                                                                                       Pro, Bed, Bath & Beyond,
                                                                                       Books-A-Million,
                                                                                       Burlington Coat Factory,
                                                                                       Group USA, Jillian's,
                                                                                       T.J. Maxx, F.Y.E.,
                                                                                       Jeepers

   3. Grapevine Mills (6)            Fee              37.5         Built     1,323,407 Off 5th-Saks Fifth
      Grapevine                                                    1997                Avenue Outlet, JCPenney
      (Dallas/Ft. Worth), TX                                                           Outlet, Books-A-Million,
                                                                                       Burlington Coat Factory,
                                                                                       Rainforest Cafe, Group
                                                                                       USA, Bed, Bath & Beyond,
                                                                                       Polar Ice, AMC Theatres,
                                                                                       GameWorks, American
                                                                                       Wilderness Experience

                                Ownership
                           Interest (Expiration  Ownership   Year Built or   Total
         Name/Location        if Lease) (1)     Interest (2)   Acquired       GLA             Anchors
         -------------     -------------------- ------------ ------------- --------- ------------------------
  4.  Ontario Mills(6)         Fee                  25.0         Built     1,471,096 Off 5th-Saks Fifth
      Ontario, CA                                                1996                Avenue Outlet, JCPenney
                                                                                     Outlet, AMC Theatres,
                                                                                     Burlington Coat Factory,
                                                                                     Marshall's, Sports
                                                                                     Authority, Dave &
                                                                                     Busters, Group USA,
                                                                                     American Wilderness
                                                                                     Experience, T.J. Maxx,
                                                                                     Foozles, Totally for
                                                                                     Kids, Bed, Bath &
                                                                                     Beyond, Off Rodeo,
                                                                                     Mikasa, Virgin
                                                                                     Megastore, Game Works

 SPECIALTY RETAIL CENTERS

  1.  The Forum Shops          Ground               (22)         Built       479,552 --
      at Caesars               Lease                             1992
      Las Vegas, NV            (2050)

  2.  The Shops at             Fee                  37.5         Built       507,511 Niketown, Barnes &
      Sunset Place                                               1999                Noble, Gameworks, Virgin
      Miami, FL                                                                      Megastore, Z Gallerie

  3.  The Tower Shops          Space                50.0         Built        59,079 --
      Las Vegas, NV            Lease                             1996
                               (2051)

  4.  Trolley Square           Fee                  90.0       Acquired      225,535 --
      Salt Lake City, UT                                         1986

 OFFICE AND MIXED USE PROPERTIES

  1.  Fashion Centre at        Fee                  21.0         Built       988,955 Macy's, Nordstrom, Sony
      Pentagon City,                                             1989           (23) Theatres
      The Arlington, VA

  2.  Lenox Building,          Fee                 100.0       Acquired      348,152 --
      The Atlanta, GA                                            1998

  3.  New Orleans              Fee and             100.0      Built 1988   1,039,229 Macy's, Lord & Taylor
      Centre/CNG               Ground                                           (24)
      Tower New                Lease (2084)
      Orleans, LA

  4.  O'Hare International     Fee                 100.0         Built       512,032 --
      Center                                                     1988           (25)
      Rosemont, IL

  5.  Riverway                 Fee                 100.0       Acquired      817,299 --
      Rosemont, IL                                               1991           (26)


                                Ownership
                           Interest (Expiration  Ownership   Year Built or  Total
         Name/Location        if Lease) (1)     Interest (2)   Acquired      GLA            Anchors
         -------------     -------------------- ------------ ------------- ------- ------------------------
 COMMUNITY SHOPPING CENTERS

  1.  Arboretum, The        Fee                  (27) 90.0     Acquired    212,391 Barnes & Noble, The
      Austin, TX                                                 1998              Arbor Theater

  2.  Arvada Plaza          Fee                      100.0       Built      96,831 King Soopers
      Arvada, CO                                                 1966

  3.  Aurora Plaza          Ground                   100.0       Built     150,209 King Soopers,
      Aurora, CO            Lease (2058)                         1965              MacFrugel's Bargains,
                                                                                   Super Saver Cinema

  4.  Bloomingdale Court    Fee                      100.0       Built     598,561 Wal-Mart, Best Buy, T.J.
      Bloomingdale, IL                                           1987              Maxx N More, Cineplex
                                                                                   Odeon, Frank's Nursery,
                                                                                   Marshalls, Office Max,
                                                                                   Old Navy, Service
                                                                                   Merchandise, Dress Barn

  5.  Boardman Plaza        Fee                      100.0       Built     652,400 Factory, Giant Eagle,
      Youngstown, OH                                             1951              Michael's Linens-N-
                                                                                   Things, T.J. Maxx, (11)
                                                                                   AMES, Burlington Coat
  6.  Bridgeview Court      Fee                      100.0       Built     278,184 Dominick's (5), (11)
      Bridgeview, IL                                             1988

  7.  Brightwood Plaza      Fee                      100.0       Built      41,893 Preston Safeway
      Indianapolis, IN                                           1965

  8.  Buffalo Grove         Fee                      100.0       Built     187,359 Eagle County Market,
      Towne Center                                               1988              Buffalo Grove Theatres
      Buffalo Grove, IL
  9.  Celma Plaza           Fee and Ground           100.0       Built      32,622
      El Paso, TX           Lease (28) (2027)                    1978

 10.  Century Mall          Fee                      100.0     Acquired    415,324 Burlington Coat Factory,
      Merrillville, IN                                           1982              Ward

 11.  Charles Towne Square  Fee                      100.0       Built     205,399 Ward, Regal Cinema
      Charleston, SC (29)                                        1976

 12.  Chesapeake Center     Fee                      100.0       Built     299,604 Service Merchandise,
      Chesapeake, VA                                             1989              Phar Mor, K-Mart

 13.  Cobblestone Court     Fee and Ground            35.0       Built     265,603 Dick's Sporting Goods,
      Victor, NY            Lease (10) (2038)                    1993              Kmart, Office Max

 14.  Countryside Plaza     Fee and Ground           100.0       Built     435,532 Best Buy, Old Country
      Countryside, IL       Lease (10) (2058)                    1977              Buffet, Kmart, (11)


                                 Ownership
                            Interest (Expiration  Ownership  Year Build or
          Name/Location         if Lease)(1)     Interest(2)   Acquired    Total GLA          Anchors
          -------------     -------------------- ----------- ------------- --------- ------------------------
 15.  Crystal Court             Fee                  35.0        Built      284,743  Cub Foods, Wal-Mart,
      Crystal Lake, IL                                           1989                Service Merchandise,
                                                                                     (11)
 16.  Eastgate Consumer         Fee                 100.0      Acquired     465,694  Burlington Coat Factory
      Mall                                                       1981
      Indianapolis, IN
 17.  Eastland Convenience      Ground               50.0      Acquired     173,069  Service Merchandise,
      Center                    Lease (2075)                     1998                Marshalls, Kids "R" Us,
      Evansville, IN                                                                 Toys "R" Us




 18.  Eastland Plaza            Fee                 100.0        Built      188,229  Marshalls, Target, Toys
      Tulsa, OK                                                  1986                "R" Us

 19.  Empire East (6)           Fee                  50.0      Acquired     271,351  Kohl's, Target, Carmike
      Sioux Falls, SD                                            1998                Cinemas

 20.  Fairfax Court             Fee                  26.3        Built      258,746  Burlington Coat Factory,
      Fairfax, VA                                                1992                Circuit City Superstore,
                                                                                     Today's Man

 21.  Forest Plaza              Fee                 100.0        Built      413,886  Kohl's, Marshalls, Media
      Rockford, IL                                               1985                Play, Michael's, Factory
                                                                                     Card Outlet, Office Max,
                                                                                     T.J. Maxx, Bed, Bath &
                                                                                     Beyond

 22.  Fox River Plaza           Fee                 100.0        Built      324,905  Big Lots, Builders
      Elgin, IL                                                  1985                Square (5), Kmart, (11)

 23.  Gaitway Plaza             Fee                  23.3        Built      229,973  Ward, Books-A-Million,
      Ocala, FL                                                  1989                Office Depot, T.J. Maxx

 24.  Glen Burnie Mall          Fee                 100.0        Built      456,372  Ward
      Glen Burnie, MD                                            1963

 25.  Great Lakes Plaza         Fee                 100.0        Built      164,104  Circuit City, Best Buy,
      Cleveland, OH                                              1976                Michael's, Cost Plus
                                                                                     World Market

 26.  Great Northeast Plaza     Fee                  50.0      Acquired     298,242  Scars, Phar Mor
      Philadelphia, PA                                           1989

 27.  Greenwood Plus            Fee                 100.0        Built      188,480  Best Buy, Kohl's
      Greenwood, IN                                              1979

 28.  Griffith Park Plaza       Ground              100.0        Built      274,230  Kmart, Service
      Griffith, IN              Lease (2060)                     1979                Merchandise, (11)

 29.  Grove at Lakeland         Fee                 100.0        Built      215,591  Wal-Mart, Sports
      Square, The                                                1988                Authority
      Lakeland, FL


                                 Ownership
                            Interest (Expiration  Ownership  Year Build or
          Name/Location         if Lease)(1)     Interest(2)   Acquired    Total GLA          Anchors
          -------------     -------------------- ----------- ------------- --------- ------------------------
 30.  Hammond Square (30)       Space                100.0       Built       87,705  Burlington Coat Factory,
      Sandy Springs, GA         Lease (2011)                     1974                Mimms Enterprises

 31.  Highland Lakes Center     Fee                  100.0       Built      478,014  Target, Marshalls, Bed,
      Orlando, FL                                                1991                Bath & Beyond, Goodings
                                                                                     Food Festival, Ross
                                                                                     Dress for Less, Office
                                                                                     Max

 32.  Indian River Commons      Fee                   50.0       Built      264,690  HomePlace, Lowe's,
      Vero Beach, FL                                             1997                Office Max, (11)

 33.  Ingram Plaza              Fee                  100.0       Built      111,518    --
      San Antonio, TX                                            1980

 34.  Keystone Shoppes          Ground               100.0     Acquired      29,140    --
      Indianapolis, IN          Lease (2067)                     1997

 35.  Knoxville Commons         Fee                  100.0       Built      180,355  Office Max, Silk Tree
      Knoxville, TN                                              1987                Factory, Circuit City

 36.  Lake Plaza                Fee                  100.0       Built      218,208  Pic"N Save, Home Owners
      Waukegan, IL                                               1986                Buyer's Outlet, (11)

 37.  Lake View Plaza           Fee                  100.0       Built      388,594  Service Merchandise,
      Orland Park, IL                                            1986                Best Buy (3), Marshalls,
                                                                                     Ulltra Cosmetics,
                                                                                     Factory Card Outlet,
                                                                                     Golf Galaxy, Linens-N-
                                                                                     Things (3), Pet Care
                                                                                     Plus, (11)

 38.  Lakeline Plaza            Fee                  100.0       Built      344,669  Old Navy, Best Buy, Cost
      Austin, TX                                                 1998                Plus World Market,
                                                                                     Linens-N-Things, Office
                                                                                     Max, Petsmart, Ross
                                                                                     Dress for Less, T.J.
                                                                                     Maxx, Party City, Ulta
                                                                                     Cosmetics

 39.  Lima Center               Fee                  100.0       Built      201,154  AMES, Hobby Lobby, Regal
      Lima, OH                                                   1978                Cinema

 40.  Lincoln Crossing          Fee                  100.0       Built      161,337  Wal-Mart, PetsMart
      O"Fallon, IL                                               1990

 41.  Mainland Crossing         Fee               (8) 80.0       Built      390,987  Hobby Lobby, Sam's Club,
      Galveston, TX                                              1991                Wal-Mart

 42.  Mall of Georgia           Fee                   50.0       Built      440,512  Target, Nordstrom Rack,
      Crossing Gwinnett                                          1999                Best Buy, Staples, T.J.
      County, GA                                                                     Maxx N More, (11)


                                     Ownership
                                Interest (Expiration  Ownership  Year Build or
            Name/Location           if Lease)(1)     Interest(2)   Acquired    Total GLA          Anchors
            -------------       -------------------- ----------- ------------- --------- ------------------------
 43.  Markland Plaza              Fee                   100.0        Built      111,166  Spiece, (11)
      Kokomo, IN                                                     1974

 44.  Martinsville Plaza          Space                 100.0        Built      102,162  Rose's
      Martinsville, VA            Lease (2036)                       1967

 45.  Marwood Plaza               Fee                   100.0        Built      105,785  Kroger
      Indianapolis, IN                                               1962

 46.  Matteson Plaza              Fee                   100.0        Built      275,455  Service Merchandise,
      Matteson, IL                                                   1988                Dominick's, Michael's
                                                                                         Arts & Crafts, Value
                                                                                         City

 47.  Memorial Plaza              Fee                   100.0        Built      131,177  Office Max, (11)
      Sheboygan, WI                                                  1966

 48.  Mounds Mall                 Fee                   100.0        Built        7,500  Kerasotes Theater
      Cinema Anderson, IN                                            1974

 49.  Muncie Plaza                Fee                   100.0        Built      172,651  Kohl's, Office Max, Shoe
      Muncie, IN                                                     1998                Carnival, T.J. Maxx

 50.  New Castle Plaza            Fee                   100.0        Built       91,648  Goody's
      New Castle, IN                                                 1966

 51.  North Ridge Plaza           Fee                   100.0        Built      367,282  Service Merchandise,
      Joliet, IL                                                     1985                Best Buy, Cub Foods,
                                                                                         Hobby Lobby, Office Max

 52.  North Riverside Park        Fee                   100.0        Built      119,608  Dominick's
      Plaza North Riverside, IL                                      1977

 53.  Northland Plaza             Fee and Ground        100.0        Built      209,515  Marshalls, Phar-Mor,
      Columbus, OH                Lease (7) (2085)                   1988                Service Merchandise (5)

 54.  Northwood Plaza             Fee                   100.0        Built      209,374  Target, Cinema Grill,
      Fort Wayne, IN                                                 1974                (11)

 55.  Park Plaza                  Fee and Ground        100.0        Built      109,480  Walmart (5)
      Hopkinsville, KY            Lease (7) (2039)                   1968

 56.  Plaza at Buckland           Fee                    35.0        Built      336,935  Toys "R" Us, Jo-Ann
      Hills, The                                                     1993                Etc., Kids "R" Us,
      Manchester, CT                                                                     Service Merchandise,
                                                                                         Comp USA,
                                                                                         Linens-N-Thing's, Party
                                                                                         City, Bolton's, The
                                                                                         Floor Store


                                Ownership
                           Interest (Expiration  Ownership  Year Build or
         Name/Location         if Lease)(1)     Interest(2)   Acquired    Total GLA          Anchors
         -------------     -------------------- ----------- ------------- --------- ------------------------
 57.  Regency Plaza            Fee                 100.0        Built      287,526  Wal-Mart, Sam's
      St. Charles, MO                                           1988                Wholesale

 58.  Ridgewood Court          Fee                  35.0        Built      240,844  T.J. Maxx, Service
      Jackson, MS                                               1993                Merchandise, (11)

 59.  Rockaway Convenience     Fee                 100.0      Acquired     135,283  Kids "R" Us, AMCE
      Center                                                    1998                Grocery, American Multi
      Rockaway, NJ                                                                  Cinema

 60.  Royal Eagle Plaza        Fee                  35.0        Built      199,118  Kmart, Stein Mart
      Coral Springs, FL                                         1989

 61.  Shops at Northeast       Fee                 100.0        Built      226,611  Old Navy, Nordstrom
      Plaza, The                                                1999                Rack, Bed, Bath &
      Hurst, TX                                                                     Beyond, Office Maxx,
                                                                                    Ultra Cosmetics, Best
                                                                                    Buy

 62.  St. Charles              Fee                 100.0        Built      432,860  Value City Furniture,
      Towne Plaza                                               1987                T.J. Maxx, Ames, Jo Ann
      Waldorf, MD                                                                   Fabrics, CVS, Shoppers
                                                                                    Food Warehouse, (11)

 63.  Teal Plaza               Fee                 100.0        Built      101,087  Circuit City, Hobby-
      Lafayette, IN                                             1962                Lobby, The Pep Boys

 64.  Terrace at The           Fee                 100.0        Built      332,980  Marshalls, Service
      Florida Mall                                              1989                Merchandise, Target,
      Orlando, FL                                                                   Home Place, (11)

 65.  Tippecanoe Plaza         Fee                 100.0        Built       94,598  Best Buy, Barnes & Noble
      Lafayette, IN                                             1974

 66.  University Center        Fee                  60.0        Built      150,548  Best Buy, Michaels,
      South Bend, IN                                            1980                Service Merchandise

 67.  Village Park Plaza       Fee                  35.0        Built      503,070  Wal-Mart, Galyan's,
      Westfield, IN                                             1990                Frank's Nursery, Jo-Ann
                                                                                    Fabrics, Kohl's, Marsh

 68.  Wabash Village           Ground              100.0        Built      124,748  Kmart
      West Lafayette, IN       Lease (2063)                     1970

 69.  Washington Plaza         Fee                 100.0        Built       50,107  Kids "R" Us
      Indianapolis, IN                                          1976


                                   Ownership
                              Interest (Expiration  Ownership  Year Build or
           Name/Location          if Lease)(1)     Interest(2)   Acquired    Total GLA          Anchors
           -------------      -------------------- ----------- ------------- --------- ------------------------
 70.  Waterford Lakes             Fee                 100.0        Built       544,048 Super Target, T.J. Maxx,
      Town Center                                                  1999                Barnes & Noble, Regal
      Orlando, FL                                                                      20-Plex, Ross Dress for
                                                                                       Less, PetsMart, Bed,
                                                                                       Bath & Beyond, (11)

 71.  West Ridge Plaza            Fee                 100.0        Built       237,729 Target, T.J. Maxx, Toy's
      Topeka, KS                                                   1988                "R" Us, Magic Forest

 72.  West Town Corners           Fee                  23.3        Built       384,988 Wal-Mart, Service
      Altamonte Springs, FL                                        1989                Merchandise, Sports
                                                                                       Authority, PetsMart,
                                                                                       Winn Dixie

 73.  Westland Park Plaza         Fee                  23.3        Built       163,154 Burlington Coat Factory,
      Orange Park, FL                                              1989                PetsMart, Sports
                                                                                       Authority

 74.  White Oaks Plaza            Fee                 100.0        Built       400,303 Kohl's, Kids "R" Us,
      Springfield, IL                                              1986                Office Max, T.J. Maxx,
                                                                                       Toys "R" Us, Cub Foods

 75.  Wichita Mall                Ground              100.0        Built       379,461 Ward, Office Max, (11)
      Wichita, KS                 Lease (2022)                     1969

 76.  Willow Knolls Court         Fee                  35.0        Built       382,377 Kohl's, Phar-Mor, Sam's
      Peoria, IL                                                   1990                Wholesale Club, Willow
                                                                                       Knolls Theaters 14

 77.  Wood Plaza                  Ground              100.0        Built        94,993 Country General
      Fort Dodge, LA              Lease (2045)                     1968

 78.  Yards Plaza, The            Fee                  35.0        Built       273,054 Burlington Coat Factory,
      Chicago, IL                                                  1990                Ward, Dominick's (5)

 PROPERTIES UNDER CONSTRUCTION
  1.  Arundel Mills Anne          Fee                  37.5        (31)      1,400,000 Sun & Ski Sports, For
      Arundel, MD                                                                      Your Entertainment,
                                                                                       Iguana Amerimex,
                                                                                       Jillian's, Bed, Bath &
                                                                                       Beyond

  2.  Orlando Premium Outlets     Fee                  50.0        (32)        433,000
      Orlando, FL

                                                        (Footnotes on Next Page)

--------
 (1) The date listed is the expiration date of the last renewal option available to the SPG Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.
 (2) The SPG Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the SPG Operating Partnership.
 (3)  This retailer operates two stores at this Property.
 (4) Primarily retail space with approximately 105,800 square feet of office space.
 (5) Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement.
 (6)  This Property is managed by a third party.
 (7) Indicates ground lease covers less than 15% of the acreage of this Property.
 (8) The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
 (9)  Indicates anchor is currently under construction.
(10) Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(11) Includes an anchor space currently vacant.
(12) Primarily retail space with approximately 119,900 square feet of office space.
(13) The SPG Operating Partnership sold its 50% interest effective January 31, 2000.
(14) The SPG Operating Partnership is entitled to 50% of the economic benefits of this property.
(15) Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 52,000 square feet of office space.
(17)  The SPG Operating Partnership assumed management effective January 1,
      2000.
(18) Primarily retail space with approximately 69,900 square feet of office space
(19) Primarily retail space with approximately 129,500 square feet of office space.
(20) Primarily retail space with approximately 73,800 square feet of office space.
(21) Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(22) The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II.
(23) Primarily retail space with approximately 167,100 square feet of office space.
(24) Primarily retail space with approximately 499,700 square feet of office space.
(25) Primarily office space with approximately 12,800 square feet of retail space.
(26) Primarily office space with approximately 24,300 square feet of retail space.
(27) Effective January 1, 2000, the SPG Operating Partnership acquired the remaining ownership interest in this property.
(28)  Indicates ground lease covers outparcel only.
(29) The SPG Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(30)  The SPG Operating Partnership sold its interest effective February 18,
      2000.
(31)  Scheduled to open during the fall of 2000.
(32)  Scheduled to open during the summer of 2000.

Land Held for Development

   The SPG Operating Partnership has direct or indirect ownership interests in eleven parcels of land held for future development, containing an aggregate of approximately 828 acres located in eight states. In addition, the SPG Operating Partnership, through the Management Company, has interests in two parcels of land in Mt. Juliet, Tennessee and Gwinnett County, Georgia totaling 243 acres, which were previously held for development, but are now being marketed for sale.

Joint Ventures

   At certain of the Properties held as joint ventures, the SPG Operating Partnership and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

Mortgage Financing on Properties

   The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $643.7 million.

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                             (Dollars in thousands)

                                 Interest    Face Amount Annual Debt  Maturity
       Property Name               Rate      at 12/31/99   Service      Date
       -------------             --------    ----------- -----------  --------
Consolidated Indebtedness:
  Secured Indebtedness
Simon Property Group, L.P. :
 Anderson Mall--1 (1)...........  6.57%       $ 19,000     $ 1,248(2)  3/15/03(4)
 Anderson Mall--2 (1)...........  7.01%          8,500         596(2)  3/15/03(4)
 Arboretum......................  7.32%(3)      34,000       2,490(2) 11/30/03(4)
 Arsenal Mall--1................  6.75%         34,603       2,724     9/28/08
 Arsenal Mall--2................  8.20%          2,268         286     5/15/16
 Battlefield Mall--1............  7.50%         47,610       4,765      1/1/04
 Battlefield Mall--2............  6.81%         44,567       3,524      1/1/04
 Biltmore Square................  7.15%         25,765       2,795      1/1/01
 Bloomingdale Court (5).........  7.78%         29,879       2,578     10/1/09
 Century III Mall--1............  6.78%         66,000       4,475(2)   7/1/03
 Chesapeake Center..............  8.44%          6,563         554(2)  5/15/15
 Chesapeake Square..............  7.28%         46,739       4,883      1/1/01
 Cielo Vista Mall--1 (6)........  9.38%         54,502       5,672      5/1/07
 Cielo Vista Mall--2 (6)........  8.13%          1,731         156     11/1/05
 Cielo Vista Mall--3 (6)........  6.76%         38,584       3,039      5/1/07
 CMBS Loan--Fixed Component
  (7)...........................  7.31%        175,000      12,790(2) 12/15/07
 CMBS Loan--Variable Component
  (7)...........................  6.16%(8)      50,000       3,078(2) 12/15/07
 College Mall--1 (9)............  7.00%         41,598       3,908      1/1/09
 College Mall--2 (9)............  6.76%         11,883         935      1/1/09
 Columbia Center................  7.62%         42,326       3,225(2)  3/15/02
 Crystal River..................  8.82%(10)     15,292       1,349(2)   1/1/01
 Eastgate Consumer Mall.........  6.82%(11)     22,929       1,564(2)  3/29/02(4)
 Eastland Mall (OK)--1 (12).....  6.81%         15,000       1,022(2)  3/15/03(4)
 Florida Mall, The..............  6.65%         90,000       5,985(2)  2/28/00
 Forest Mall--1 (12)............  6.57%         12,800         841(2)  3/15/03(4)
 Forest Mall--2 (12)............  6.81%          2,750         187(2)  3/15/03(4)
 Forest Plaza (5)...............  7.78%         16,388       1,414     10/1/09
 Forest Village Park Mall--1
  (1)...........................  6.57%         20,600       1,353(2)  3/15/03(4)
 Forest Village Park Mall--2
  (1)...........................  7.01%          1,250          88(2)  3/15/03(4)
 Forum Phase I--Class A-1.......  7.13%         46,996       3,348(2)  5/15/04
 Forum Phase I--Class A-2.......  6.19%(13)     44,386       2,747(2)  5/15/04
 Forum Phase II--Class A-1......  7.13%         43,004       3,064(2)  5/15/04
 Forum Phase II--Class A-2......  6.19%(13)     40,614       2,514(2)  5/15/04
 Golden Ring Mall (12)..........  6.57%         29,750       1,955(2)  3/15/03(4)
 Great Lakes Mall--1............  6.74%         52,632       3,547(2)   3/1/01
 Great Lakes Mall--2............  7.07%          8,489         600(2)   3/1/01
 Greenwood Park Mall--1 (9).....  7.00%         34,839       3,273      1/1/09
 Greenwood Park Mall--2 (9).....  6.76%         61,397       4,831      1/1/09
 Grove at Lakeland Square, The..  8.44%          3,750         317(2)  5/15/15
 Gulf View Square...............  8.25%         37,064       3,652     10/1/06
 Highland Lakes Center..........  7.32%(3)      14,377       1,053(2)   3/1/02
 Hutchinson Mall--1 (12)........  8.44%         11,382       1,108     3/15/03(4)
 Hutchinson Mall--2(12).........  6.81%          4,500         306(2)  3/15/03(4)
 Jefferson Valley Mall..........  6.37%(14)     50,000       3,186(2)  1/12/00

                                Interest    Face Amount Annual Debt Maturity
       Property Name              Rate      at 12/31/99   Service     Date
       -------------            --------    ----------- ----------- --------
 Keystone at the Crossing......   7.85%        63,569      5,642      7/1/27
 Lake View Plaza (5)...........   7.78%        21,785      1,880     10/1/09
 Lakeline Mall.................   7.65%        72,180      6,300      5/1/07
 Lakeline Plaza (5)............   7.78%        23,883      2,061     10/1/09
 Lima Mall--1..................   7.12%        14,180      1,010(2)   3/1/02
 Lima Mall--2..................   7.12%         4,723        336(2)   3/1/02
 Lincoln Crossing (5)..........   7.78%         3,298        285     10/1/09
 Longview Mall--1 (1)..........   6.57%        22,100      1,452(2)  3/15/03(4)
 Longview Mall--2 (1)..........   7.01%         5,500        386(2)  3/15/03(4)
 Mainland Crossing.............   7.32%(3)      1,603        117(2)  3/31/02
 Markland Mall (12)............   6.57%        10,000        657(2)  3/15/03(4)
 Matteson Plaza (5)............   7.78%         9,593        828     10/1/09
 McCain Mall--1 (6)............   9.38%        25,450      2,721      5/1/07
 McCain Mall--2 (6)............   6.76%        17,809      1,402      5/1/07
 Melbourne Square..............   7.42%        38,869      3,374      2/1/05
 Miami International Mall......   6.91%        45,920      3,758    12/21/03
 Midland Park Mall--1 (12).....   6.57%        22,500      1,478(2)  3/15/03(4)
 Midland Park Mall--2 (12).....   6.81%         5,500        375(2)  3/15/03(4)
 Muncie Plaza (5)..............   7.78%         8,294        716     10/1/09
 Net Lease (Atlanta)...........   8.00%           868        263     12/1/02
 Net Lease (Braintree).........   9.75%            22         66      4/1/00
 Net Lease (Chattanooga).......   6.80%           625        274     5/31/02
 North East Mall...............   7.20%(15)    73,636      5,300(2)  5/21/04(4)
 North Riverside Park Plaza--
  1............................   9.38%         3,769        452      9/1/02
 North Riverside Park Plaza--
  2............................  10.00%         3,617        420      9/1/02
 North Towne Square (12).......   6.57%        23,500      1,544(2)  3/15/03(4)
 Northgate Shopping Center.....   7.62%        79,035      6,022(2)  3/15/02
 Orland Square.................   7.74%(16)    50,000      3,871(2)   9/1/01
 Paddock Mall..................   8.25%        29,478      2,905     10/1/06
 Palm Beach Mall...............   7.50%        49,419      4,803    12/15/02
 Port Charlotte Town Center--
  1............................   7.28%        45,024      3,857      1/1/01
 Port Charlotte Town Center--
  2............................   7.28%         7,075        591      1/1/01
 Randall Park Mall--1..........   7.33%        35,000      2,566(2)  7/11/08
 Randall Park Mall--2..........   7.33%         5,000        367(2)  7/11/08
 Regency Plaza (5).............   7.78%         4,497        388     10/1/09
 Richmond Towne Square.........   6.82%(11)    45,898      3,131(2)  7/15/03(4)
 River Oaks Center.............   8.67%        32,500      2,818(2)   6/1/02
 Shops @ Mission Viejo.........   6.87%(17)   110,068      7,564(2)  9/14/03(4)
 South Park Mall--1 (1)........   7.25%        19,508      1,717     3/15/03(4)
 South Park Mall--2 (1)........   7.01%         6,876        570     3/15/03(4)
 St. Charles Towne Plaza (5)...   7.78%        28,780      2,483     10/1/09
 Sunland Park Mall (18)........   8.63%        39,125      3,773      1/1/26
 Tacoma Mall...................   7.62%        92,474      7,047(2)  3/15/02
 Terrace at Florida Mall, The..   8.44%         4,688        396(2)  5/15/15
 Tippecanoe Mall--1 (9)........   8.45%        45,485      4,647      1/1/05
 Tippecanoe Mall--2 (9)........   6.81%        15,845      1,253      1/1/05
 Towne East Square--1 (9)......   7.00%        54,998      5,167      1/1/09
 Towne East Square--2 (9)......   6.81%        24,758      1,958      1/1/09
 Treasure Coast Square--1......   7.42%        52,427      4,714      1/1/06
 Treasure Coast Square--2......   8.06%        11,992      1,127      1/1/06

                            Interest    Face Amount     Annual Debt   Maturity
       Property Name          Rate      at 12/31/99       Service       Date
       -------------        --------    -----------     -----------   --------
 Trolley Square--1........   5.81%           19,000        1,104(2)    7/23/00(19)
 Trolley Square--2........   7.32%(3)         4,641          340(2)    7/23/00
 Trolley Square--3........   7.32%(3)         3,500          256(2)    7/23/00
 University Park Mall.....   7.43%           59,500        4,421(2)    10/1/07
 Valle Vista Mall--1 (6)..   9.38%           33,707        3,604        5/1/07
 Valle Vista Mall--2 (6)..   6.81%            7,916          626        5/1/07
 Waterford Lakes..........   7.22%(20)       30,336        2,191(2)    8/16/04(4)
 West Ridge Plaza (5).....   7.78%            5,796          500       10/1/09
 White Oaks Mall..........   7.41%(21)       16,500        1,223(2)     3/1/00
 White Oaks Plaza (5).....   7.78%           17,688        1,526       10/1/09
 Windsor Park Mall--1.....   8.00%            5,694          544        6/1/00
 Windsor Park Mall--2.....   8.00%            8,749          787        5/1/12
                                        -----------
  Total Consolidated Secured
   Indebtedness....................     $ 3,087,077
                                        ===========
  Unsecured Indebtedness
Simon Property Group, L.P.
 :
 Medium Term Notes--1.....   7.13%          100,000        7,125(22)   6/24/05
 Medium Term Notes--2.....   7.13%          180,000       12,825(22)   9/20/07
 Putable Asset Trust
  Securities..............   6.75%          100,000        6,750(22)  11/15/03
 Unsecured Term Loan......   6.62%(23)      150,000        9,934(2)    2/28/02(4)
 Unsecured Notes--1.......   6.88%          250,000       17,188(22)  11/15/06
 Unsecured Notes--2A......   6.75%          100,000        6,750(22)   7/15/04
 Unsecured Notes--2B......   7.00%          150,000       10,500(22)   7/15/09
 Unsecured Notes--3.......   6.88%          150,000       10,313(22)  10/27/05
 Unsecured Notes--4A......   6.63%          375,000       24,844(22)   6/15/03
 Unsecured Notes--4B......   6.75%          300,000       20,250(22)   6/15/05
 Unsecured Notes--4C......   7.38%          200,000       14,750(22)   6/15/18
 Unsecured Notes--5A......   6.75%          300,000       20,250(22)    2/9/04
 Unsecured Notes--5B......   7.13%          300,000       21,375(22)    2/9/09
 Unsecured Revolving
  Credit Facility--
  (1.25B).................   6.47%(24)      785,000       50,809(2)    8/25/02
 Acquisition Facility--2
  (1.4B)..................   6.47%(25)      450,000       29,126(2)    3/24/00
 Acquisition Facility--3
  (1.4B)..................   6.47%(25)      500,000       32,363(2)    9/24/00
 Mandatory Par Put
  Remarketed Securities...   7.00%(26)      200,000       14,000(22)   6/15/08
                                        -----------
                                          4,590,000
Shopping Center
 Associates:
 Unsecured Notes--SCA 1...   6.75%          150,000       10,125(22)   1/15/04
 Unsecured Notes--SCA 2...   7.63%          110,000        8,388(22)   5/15/05
                                        -----------
                                            260,000
The Retail Property Trust:
 Unsecured Notes--CPI 1...   9.00%          250,000       22,500(22)   3/15/02
 Unsecured Notes--CPI 2...   7.05%          100,000        7,050(22)    4/1/03
 Unsecured Notes--CPI 3...   7.75%          150,000       11,625(22)   8/15/04
 Unsecured Notes--CPI 4...   7.18%           75,000        5,385(22)    9/1/13
 Unsecured Notes--CPI 5...   7.88%          250,000       19,688(22)   3/15/16
                                        -----------
                                            825,000
                                        -----------
  Total Consolidated Unsecured
   Indebtedness....................     $ 5,675,000
                                        -----------
  Total Consolidated Indebtedness
   at Face Amounts.................     $ 8,762,077
  Net Premium on Indebtedness......     $     6,764
                                        -----------
  Total Consolidated Indebtedness..     $ 8,768,841(27)
                                        ===========

                                Interest    Face Amount Annual Debt   Maturity
       Property Name              Rate      at 12/31/99   Service       Date
       -------------            --------    ----------- -----------   --------
Joint Venture Indebtedness
 (28):
 Apple Blossom Mall............  7.99%         40,926      3,874       9/10/09
 Arizona Mills.................  7.12%(29)    142,216     10,129(2)     2/1/02(4)
 Atrium at Chestnut Hill--1....  7.29%         42,846      4,139        4/1/01
 Atrium at Chestnut Hill--2....  8.16%         11,725      1,125        4/1/01
 Auburn Mall...................  7.99%         47,913      4,222       9/10/09
 Aventura Mall--A..............  6.55%        141,000      9,231(2)     4/6/08
 Aventura Mall--B..............  6.60%         25,400      1,675(2)     4/6/08
 Aventura Mall--C..............  6.89%         33,600      2,314(2)     4/6/08
 Avenues, The..................  8.36%         56,951      5,555       5/15/03
 Cape Cod Mall.................  7.62%(30)     59,665      4,548(2)     4/1/03(4)
 Circle Centre Mall--1.........  6.26%(31)     60,000      3,758(2)    1/31/04(4)
 Circle Centre Mall--2.........  7.32%(32)      7,500        549(2)    1/31/04(4)
 CMBS Loan--Fixed Component
  (IBM) (33)...................  7.41%        300,000     22,229(2)     5/1/06
 CMBS Loan--Floating Component
  (IBM) (33)...................  6.32%        185,000     11,693(2)     5/1/03
 Cobblestone Court.............  7.22%(34)      6,180        446(2)   11/30/05
 Concord Mills.................  7.17%(35)    164,442     11,795(2)    12/2/03(4)
 Coral Square..................  7.40%         53,300      3,944(2)    12/1/00
 Crystal Court.................  7.22%(34)      3,570        258(2)   11/30/05
 Crystal Mall..................  8.66%         49,235      5,384        2/1/03
 Dadeland Mall.................  6.52%(36)    140,000      9,132(2)   12/10/00
 Emerald Square Mall...........  9.16%        157,500     14,427(2)     4/1/00
 Fairfax Court.................  7.22%(34)     10,320        745(2)   11/30/05
 Gaitway Plaza.................  7.22%(34)      7,350        531(2)   11/30/05
 Grapevine Mills--2............  6.47%        155,000     10,029(2)    10/1/08
 Great Northeast Plaza.........  9.04%         17,519      2,110        6/1/06
 Greendale Mall................  8.23%         42,000      3,457(2)    11/1/06
 Gwinnett Place--1.............  7.54%         39,446      3,412        4/1/07
 Gwinnett Place--2.............  7.25%         85,960      7,070        4/1/07
 Highland Mall--1..............  9.75%          7,453      1,655       12/1/09
 Highland Mall--2..............  8.50%            188        116       10/1/01
 Highland Mall--3..............  9.50%          1,822        607       11/1/01
 Indian River Commons..........  7.58%          8,399        637(37)   11/1/04
 Indian River Mall.............  7.58%         46,602      3,532(37)   11/1/04
 Lakeland Square...............  7.26%         51,840      4,368      12/22/03
 Liberty Tree Mall--1..........  7.32%(3)      47,319      4,176       10/1/01
 Liberty Tree Mall--2..........  9.98%(38)      8,377        925       10/1/01
 Mall at Rockingham............  7.79%(39)    100,000      7,793(2)    8/24/00
 Mall of America...............  6.69%(40)    312,000     20,881(2)   11/19/03
 Mall of Georgia...............  7.09%        200,000     14,180(2)     7/1/10
 Mall of Georgia Crossing......  7.25%         23,931      1,735(2)    6/10/06(4)
 Mall of New Hampshire--1......  6.96%        104,779      8,345       10/1/08
 Mall of New Hampshire--2......  8.53%          8,483        987       10/1/08
 Metrocenter...................  8.45%         30,769      3,028       2/28/08
 Montreal Forum................  6.50%(41)     11,011        716(2)    1/31/02
 Northfield Square.............  9.52%         23,753      2,575        4/1/00
 Northshore Mall...............  9.05%        161,000     14,571(2)    5/14/04
 Ontario Mills--4..............  0.00%(42)      5,000        300(40)  12/28/09
 Ontario Mills--5..............  6.75%        143,594     11,042       11/2/08
 Orlando Premium Outlets.......  7.32%(43)     20,845      1,526(2)    2/12/04(4)

                              Interest    Face Amount     Annual Debt  Maturity
       Property Name            Rate      at 12/31/99       Service      Date
       -------------          --------    -----------     -----------  --------
 Plaza at Buckland Hills,
  The........................  7.22%(34)      17,680         1,276(2)  11/30/05
 Ridgewood Court.............  7.22%(34)       7,980           576(2)  11/30/05
 Royal Eagle Plaza...........  7.22%(34)       7,920           572(2)  11/30/05
 Seminole Towne Center.......  6.88%          70,500         4,850(2)    1/1/06
 Shops at Sunset Place, The..  7.07%(44)     102,191         7,227(2)   6/30/02(4)
 Smith Haven Mall............  7.86%         115,000         9,039(2)    6/1/06
 Solomon Pond................  7.83%          96,250         8,564       2/1/04
 Source, The--2..............  6.65%         124,000         8,246(2)   11/6/08
 Square One..................  8.40%         105,825        10,138      12/1/01
 Tower Shops, The............  7.02%(45)      12,900           906      3/13/00
 Town Center at Cobb--1......  7.54%          50,205         4,347       4/1/07
 Town Center at Cobb--2......  7.25%          65,471         5,381       4/1/07
 Village Park Plaza..........  7.22%(34)       8,960           647(2)  11/30/05
 West Town Corners...........  7.22%(34)      10,330           746(2)  11/30/05
 West Town Mall..............  6.90%          76,000         5,244(2)    5/1/08
 Westchester, The--1.........  8.74%         150,849        14,478       9/1/05
 Westchester, The--2.........  7.20%          53,674         4,402       9/1/05
 Westland Park Plaza.........  7.22%(34)       4,950           357(2)  11/30/05
 Willow Knolls Court.........  7.22%(34)       6,490           469(2)  11/30/05
 Yards Plaza, The............  7.22%(34)       8,270           597(2)  11/30/05
                                          ----------
  Total Joint Venture Indebtedness at
   Face Amounts.......................    $4,499,174
  Premium on Indebtedness.............    $   22,521
                                          ----------
  Total Joint Venture Indebtedness....    $4,521,695(46)
                                          ==========

--------
 (1) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (2) Requires monthly payment of interest only.
 (3) LIBOR + 1,500%.
 (4) Includes applicable extension available at the SPG Operating Partnership's option.
 (5) These eleven Properties are cross-collateralized and cross-defaulted.
 (6) These three Properties are cross-collateralized and cross-defaulted.
 (7) Secured by cross-collateralized and cross-defaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
 (8) LIBOR + 0.365% through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.16%.
 (9) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(10) LIBOR + 3.000%.
(11) LIBOR + 1.000%
(12) Loans secured by these seven Properties are cross-collateralized and cross-defaulted.
(13) LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.19%.
(14) LIBOR + 0.550% with LIBOR capped at 8.700% through maturity.
(15) LIBOR + 1.375%.
(16) LIBOR + 0.500%, with LIBOR swapped at 7.24% through maturity.
(17) LIBOR + 1.050%.
(18) Lender also participates in a percentage of certain gross receipts above a specified base.
(19) July 23, 2000 is the earliest date on which the lender may call the bonds.
(20) LIBOR + 1.400%.
(21) LIBOR + 1.300%, with LIBOR set using a 90 day rate.

(22) Requires semi-annual payments of interest only.
(23) LIBOR + 0.800%.
(24) $1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/99, $460,519 was available after outstanding borrowings and letters of credit.
(25) LIBOR + 0.650%. Consists of two tranches of $450,000 and $500,000 due 03/24/00 and 09/24/00, respectively. Commitments have been received in excess of $450,000 to refinance the first tranche for one year. SPG and the SPG Operating Partnership are co-obligors of this debt.
(26) The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 16, 2008.
(27) Includes minority interest partners' share of consolidated indebtedness of $160,517.
(28) As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.
(29) LIBOR + 1.300%, with LIBOR capped at 9.500% through maturity.
(30) LIBOR + 1.800%.
(31) LIBOR + 0.440%, with LIBOR capped at 8.81% through maturity.
(32) LIBOR + 1.500%, with LIBOR capped at 7.75% through maturity.
(33) These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest protection agreement which caps LIBOR at 11.67%.
(34) The interest rate on this cross-collateralized and cross-defaulted mortgage is fixed at 7.22% through November of 2000 and thereafter the rate is the greater of 7.22% or 2.00% over the then current yield of a six month treasury bill selected by lender.
(35) LIBOR + 1.350%.
(36) LIBOR + 0.700%.
(37) Loans require monthly interest payments only until they begin amortizing November, 2000.
(38) LIBOR + 4.160%.
(39) LIBOR + 1.970%.
(40) LIBOR + 0.870%, with LIBOR capped at 8.130% through April 30, 2000.
(41) Canadian Prime.
(42) Beginning January 2000, this note will bear interest at 6.000%.
(43) LIBOR + 1.500%, rate may be reduced based upon project performance.
(44) LIBOR + 1.250%, rate may be reduced based upon project performance.
(45) LIBOR + 1.200%.
(46) Includes outside partners' share of indebtedness of $2,635,335 and indebtedness of an affiliate of $37,097.

Item 3. Legal Proceedings

   Please refer to Note 13 of the attached audited financial statements of the SPG Operating Partnership for a summary of material litigation.

   SPG Properties and the SPG Operating Partnership are subject to routine litigation and administrative proceedings arising in the ordinary course of its business, none of which are expected to have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None.
                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

   There is no established public trading market for SPG Properties common stock, which is substantially wholly-owned by SPG. The following table sets forth for the periods indicated, the distributions declared per share of SPG Properties common stock:

                                                                     Declared
                                                                   Distribution
                                                                   ------------
     1999
       1st Quarter................................................   $ 0.5050
       2nd Quarter................................................   $ 0.5050
       3rd Quarter................................................   $ 0.5050
       4th Quarter................................................   $ 0.5050
     1998
       1st Quarter................................................   $ 0.5050
       2nd Quarter................................................   $ 0.5050
       3rd Quarter................................................   $ 0.5050
       4th Quarter................................................   $ 0.5050(1)

--------
(1) Includes a $0.4721 distribution declared in the third quarter of 1998, but not payable until the fourth quarter of 1998, related to the CPI Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per share.

Holders

   The number of holders of record of the shares of common stock of SPG Properties was 109 as of March 13, 2000.

Unregistered Sales of Equity Securities

   SPG Properties did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 1999.

Item 6. Selected Financial Data

   The following table sets forth selected financial data for SPG Properties. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 As of or for the Year Ended December 3l,
                          ------------------------------------------------------
                           1999(1)    1998(1)    1997(1)      1996       1995
                          ---------- ---------- ---------- ---------- ----------
                                  (in thousands, except per share data)
OPERATING DATA(2):
Total revenue...........  $      --  $  932,619 $1,054,167 $  747,704 $  553,657
Equity in income of the
 SPG Operating
 Partnership(3).........     137,764     44,313        --         --         --
Income before
 extraordinary items....     137,764    185,586    203,133    134,663    101,505
Net income available to
 common shareholders....  $  108,428 $  116,509 $  107,989 $   72,561 $   57,781
Distributions per common
 share(4)...............  $     2.02 $     2.02 $     2.01 $     1.63 $     1.97
BALANCE SHEET DATA:
Cash and cash
 equivalents............  $        0 $        0 $  109,699 $   64,309 $   62,721
Total assets............   2,072,186  2,108,291  7,662,667  5,895,910  2,556,436
Mortgages and other
 indebtedness...........           0          0  5,077,990  3,681,984  1,980,759
Shareholders' equity....  $2,072,186 $2,108,291 $1,556,862 $1,304,891 $  232,946

--------
(1) Notes 3, 4 and 5 to the accompanying financial statements of the SPG Operating Partnership describe the CPI Merger, which occurred on September 24, 1998, and other 1999, 1998 and 1997 real estate acquisitions and development.
(2) SPG Properties does not report earnings per share, because substantially all of the common stock of SPG Properties is owned by SPG.
(3) See Note 2 to the accompanying financial statements of SPG Properties.
(4) Represents distributions declared per period, which, in 1996, includes a distribution of $0.1515 per share declared on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SPG Properties (see below) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.

Overview

   As of December 31, 1999, SPG Properties, Inc. ("SPG Properties"), including its consolidated subsidiary, held a 48.0% ownership interest in Simon Property Group, LP (the "SPG Operating Partnership"). This investment is their sole asset and represents their only source of income. For these reasons, management has based the following discussion on the results of operations and financial position of the SPG Operating Partnership. Prior to the September 24, 1998 acquisition, through merger, of Corporate Property Investors, Inc. ("CPI") (the "CPI Merger") (see Note 4 to the financial statements of the SPG Operating Partnership), SPG Properties (formerly Simon DeBartolo Group, Inc.) and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. As a result of the CPI Merger and related transactions, SPG Properties and subsidiary began accounting for their noncontrolling interests in the SPG Operating Partnership using the equity method of accounting.

   The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties in the United States, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties"), five additional retail real estate properties operating in Europe and two properties currently under construction (the "Portfolio" or the "Portfolio Properties"). The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the attached financial statements of the SPG Operating Partnership for a description of the activities of the Management Company.

   Operating results of the SPG Operating Partnership for the two years ended December 31, 1999 and 1998, and their comparability to the respective prior periods, have been significantly impacted by a number of Property acquisitions and openings beginning in 1997. The greatest impact on results of operations has come from the CPI Merger and the acquisition of Shopping Center Associates (the "SCA Acquisition"), which included a series of transactions from September 29, 1997 to June 1, 1998 (see Note 5 to the financial statements of the SPG Operating Partnership). In addition, the SPG Operating Partnership acquired ownership interests in, or commenced operations of, a number of other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting and sold interests in several Properties throughout the comparative periods (together, the "Property Transactions"). Please refer to "Liquidity and Capital Resources" for additional information on such 1999 activity and refer to Note 5 to the financial statements of the SPG Operating Partnership for information about acquisitions, dispositions and development activity prior to 1999.

Results of Operations

 Year Ended December 31, 1999 vs. Year Ended December 31, 1998

   Operating income of the SPG Operating Partnership increased $212.7 million or 33.2% in 1999 as compared to 1998. This increase is primarily the result of the CPI Merger ($141.3 million) and the Property Transactions ($23.0 million). Excluding these transactions, operating income increased approximately
$48.5 million, primarily resulting from an approximately $15.1 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio from the SPG Operating Partnership's strategic marketing division, Simon Brand Ventures ("SBV"); a $39.1 million increase in minimum rents; a $6.3 million increase in gains from sales of peripheral properties; a $7.2 million increase in interest income and a $4.3 million increase in lease settlement income, partially offset by a $14.1 million increase in depreciation and amortization and an $8.6 million decrease in fee income. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $7.9 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

   Interest expense of the SPG Operating Partnership increased $159.6 million, or 38.0% in 1999 as compared to 1998. This increase is primarily a result of the CPI Merger ($124.9 million) and the Property Transactions ($18.0 million). The remaining increase includes incremental interest resulting from the SPG Operating Partnership's 1998 issuance of $1,075 million of public notes, the proceeds of which were used primarily to pay down the Credit Facility (see Liquidity and Capital Resources) ($4.5 million), and incremental interest on borrowings under the Credit Facility to complete the NED Acquisition, and acquire ownership interests in the IBM Properties and Mall of America ($6.3 million) (see Liquidity and Capital Resources and Notes 3 and 5 to the financial statements of the SPG Operating Partnership).

   Income from unconsolidated entities of the SPG Operating Partnership increased $21.5 million in 1999, resulting from an increase in the SPG Operating Partnership's share of income from partnerships and joint ventures ($22.6 million), partially offset by a decrease in its share of the income from the Management Company ($1.1 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the joint venture interests acquired in the CPI Merger
($11.4 million), the IBM Properties ($3.2 million) and the NED Acquisition ($3.1 million). The decrease in Management Company income is primarily the result of losses associated with interests in two parcels of land held by the Management Company ($7.3 million), partially offset by increases in SBV revenues ($2.9 million), construction services revenues ($1.3 million) and increased earnings from a subsidiary captive insurance company ($1.1 million).

   As discussed further in Note 13 to the financial statements of the SPG Operating Partnership, the $12.0 million unusual item in 1999 of the SPG Operating Partnership's consolidated statements of operations is the estimated result of damages arising from the litigation surrounding the 1996 acquisition through merger of DeBartolo Realty Corporation (the "DRC Merger"). The actual amount of damages has not yet been determined by the courts.

   The $6.7 million extraordinary loss of the SPG Operating Partnership and $7.1 million extraordinary gain in 1999 and 1998, respectively, are the net results from refinancings, early extinguishments and/or forgiveness of debt.

   Net income of the SPG Operating Partnership was $291.1 million during 1999, an increase of $50.7 million over 1998, primarily for the reasons discussed above, and was allocated to the SPG Operating Partnership's partners, including SPG Properties, based upon their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the year. During 1999, SPG Properties was allocated $108.4 million of income from the SPG Operating Partnership for the Units it held in the SPG Operating Partnership and an additional $29.3 million for its preferred unit preference in the SPG Operating Partnership.

 Year Ended December 31, 1998 vs. Year Ended December 31, 1997

   Operating income of the SPG Operating Partnership increased $163.0 million or 34.2% in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($60.3 million), the SCA Acquisition ($55.1 million), the Property Transactions ($18.5 million) and approximately $12.9 million from SBV. Excluding these transactions, operating income increased approximately $16.2 million, primarily due to a $20.2 million increase in minimum rent, and increases in gains from sales of peripheral properties ($3.4 million) and interest income ($2.8 million), partially offset by a $6.3 million increase in depreciation and amortization and a $4.3 million increase in recoverable expenses over tenant reimbursements. The increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

   Interest expense of the SPG Operating Partnership increased $132.5 million, or 46.0% in 1998 as compared to 1997. This increase is primarily a result of the CPI Merger ($45.8 million), the SCA Acquisition ($59.1 million) and the Property Transactions ($15.0 million) and incremental interest ($12.7 million) on borrowings under the Credit Facility to acquire the IBM Properties (see Note 5 to the financial statements of the SPG Operating Partnership).

   The $7.3 million loss on the sale of an asset in 1998 is the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

   The SPG Operating Partnership's income from unconsolidated entities increased $9.0 million from $19.2 million in 1997 to $28.1 million in 1998, resulting from an increase in the SPG Operating Partnership's share of income from partnerships and joint ventures ($13.6 million), partially offset by a decrease in the SPG Operating Partnership's share of income from the Management Company ($4.6 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the addition of the IBM Properties ($14.5 million) and the CPI Merger ($6.8 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnerships' investment over their share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.7 million). The decrease in Management Company includes a $6.0 million decrease in development fee income.

   The $7.1 million gain from extraordinary items in 1998 is the result of debt forgiveness, partially offset by prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt.

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

Liquidity and Capital Resources

   As of December 31, 1999, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $153.7 million, including $72.4 million related to the SPG Operating Partnership's gift certificate program, which management does not consider available for general working capital purposes. The SPG Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $461 million at December 31, 1999. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

   Sensitivity Analysis. The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1999, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $5.8 million, and would decrease the fair value of debt by approximately $170 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $5.8 million, and would increase the fair value of debt by approximately $180 million.

 Financing and Debt

   At December 31, 1999, the SPG Operating Partnership had consolidated debt of $8,769 million, of which $6,275 million was fixed-rate debt, bearing interest at a weighted average rate of 7.3% and $2,494 million was variable-rate debt bearing interest at a weighted average rate of 6.6%. As of December 31, 1999, the SPG Operating Partnership had interest rate protection agreements related to $438 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates in 1999.

   The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6,017 million, with $4,459 million thereafter. The SPG Operating Partnership, together with SPG and the SRC Operating Partnership (see Note 1 to the financial statements of the SPG Operating Partnership), have a combined ratio of consolidated debt-to-market capitalization of 58.1% and 51.2% at December 31, 1999 and 1998, respectively. The increase is primarily the result of a decrease in the estimated value of the Units.

   The following summarizes significant financing and refinancing transactions completed in 1999:

   Financings Related to the NED Acquisition. The SPG Operating Partnership's approximately $894 million share of the cost of the NED Acquisition (see below) included the assumption of approximately $530.0 million of mortgage indebtedness; $177.1 million in cash; the issuance of 1,269,446 Units valued at approximately $36.4 million; the issuance of 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72.8 million; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78.0 million. The SPG Operating Partnership's share of the cash portion of the purchase price was financed primarily using the Credit Facility.

   In connection with the NED Acquisition, SPG borrowed $92.8 million from the SPG Operating Partnership at 7.8% interest with a maturity of December 2009. SPG used the proceeds to purchase a noncontrolling 88% interest in one of the NED Properties. SPG contributed its interest in such Property to the SPG Operating Partnership in exchange for 3,617,070 Units. The SPG Operating Partnership then contributed its interest in such Property to Mayflower (see
Note 3 to the accompanying financial statements of the SPG Operating Partnership) in exchange for an ownership interest in Mayflower.

   Secured Indebtedness. During 1999, the SPG Operating Partnership refinanced approximately $295 million of mortgage indebtedness on five of the Properties. The SPG Operating Partnership's share of the refinanced debt is approximately $270 million. The weighted average maturity of the indebtedness increased from approximately 2.0 years to 7.4 years, while the weighted average interest rates decreased from approximately 8.0% to 7.7%.

   Credit Facility. During 1999, the SPG Operating Partnership obtained a three-year extension on the Credit Facility to August 25, 2002, with an additional one-year automatic extension available at the option of the SPG Operating Partnership. The maximum and average amounts outstanding during 1999 under the Credit Facility were $785 million and $487 million, respectively.

   Unsecured Notes. On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. The notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million to retire the $450 million initial tranche of the $1.4 billion unsecured bridge loan, which financed the majority of the cash portion of the CPI Merger (the "Merger Facility") and to pay $142 million on the outstanding balance of the Credit Facility. Following this offering, the SPG Operating Partnership had $250 million remaining on its debt shelf registration, under which debt securities may be issued.

   In addition to these transactions, the SPG Operating Partnership has also received commitments from various lending institutions totaling $550 million to payoff the second $450 million tranche of the Merger Facility, which becomes due March 24, 2000 and bears interest at LIBOR plus 65 basis points. The new facility will mature March 2001 and also bears interest at LIBOR plus 65 basis points.

 Acquisitions and Disposals

   The NED Acquisition. During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns 49.1%, to acquire interests in the remaining properties. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately
10.7 million square feet of GLA.

   Other Acquisitions. During 1999, in addition to the NED Acquisition, the SPG Operating Partnership acquired the remaining interests in four Properties, and 50% of the economic benefits of Mall of America for a combined price of approximately $318 million. The purchase price included the assumption of a $134 million pro rata share of mortgage indebtedness with a weighted average rate and maturity of 6.8% and 4.4 years, respectively; the issuance of 1,000,000 shares of 8% Redeemable Preferred Stock in SPG for $24 million and $160 million in cash funded primarily from the Credit Facility. In exchange for the 8% Redeemable Preferred Stock issued as consideration in the acquisition of an interest in Mall of America, the SPG Operating Partnership issued preferred Units to SPG with the same economic terms as the preferred stock.

   See Note 5 to the financial statements of the SPG Operating Partnership for 1998 and 1997 acquisition activity.

   Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the SPG Operating Partnership's growth strategy. Management believes that funds on hand, and amounts available under the Credit Facility, together with the ability to issue Units, provide the means to finance certain acquisitions. No assurance can be given that the SPG Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

   Disposals. During 1999, the SPG Operating Partnership sold land at an office building and a hotel, and two community centers for a total of $47 million, resulting in a net loss of $2 million. The net proceeds from these sales were used primarily to reduce the outstanding balance on the Credit Facility.

   In addition to the Property sales described above, as a continuing part of the SPG Operating Partnership's long-term strategic plan, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. These include interests in one regional mall and one community center sold in the first quarter of 2000 and one regional mall and four community centers, which are under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

 Development Activity

   New Developments. Development activities are an ongoing part of the SPG Operating Partnership's business. During 1999, the SPG Operating Partnership opened six new Properties aggregating approximately 4.9 million square feet of GLA. In total, the SPG Operating Partnership invested approximately $400 million on new developments in 1999. With fewer new developments currently under construction, the SPG Operating Partnership expects 2000 development costs to be approximately $130 million.

   Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 1999, the SPG Operating Partnership invested approximately $277 million on redevelopment projects and completed four major redevelopment projects, which added approximately 1.4 million square feet of GLA to the Portfolio. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development and expects to invest approximately $270 million on redevelopment in 2000.

   International Expansion. The SPG Operating Partnership and the Management Company have a 25% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The SPG Operating Partnership's total investment in ERE and BEG at December 31, 1999 was approximately $41 million, with commitments for an additional $22 million, subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects. The agreements with BEG and ERE are structured to allow the SPG Operating Partnership to acquire an additional 25% ownership interest over time. As of December 31, 1999, BEG and ERE had three Properties open in Poland and two in France.

 Other

   On September 30, 1999, the SPG Operating Partnership entered into a five year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements throughout the Portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. This alliance is designed to reduce operating costs for the SPG Operating Partnership's tenants, as well as deliver incremental profit to the SPG Operating Partnership.

 Capital Expenditures on the SPG Operating Partnership's Consolidated
 Properties

                                                                1999  1998 1997
                                                                ----- ---- ----
     New Developments.......................................... $ 226 $ 22 $ 80
     Renovations and Expansions................................   248  250  197
     Tenant Allowances.........................................    64   46   38
     Recoverable Capital Expenditures..........................    27   18   13
     Other.....................................................   --    12    4
                                                                ----- ---- ----
       Total................................................... $ 565 $348 $332
                                                                ===== ==== ====

 Distributions

   SPG Properties declared distributions on its common stock in 1999 aggregating $2.02 per share. On January 20, 2000, SPG Properties declared a distribution of $0.5050 per share payable on February 18, 2000 to shareholders of record on February 4, 2000.The current annual distribution rate is $2.02 per share. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $2.19 per Series B preferred share and $3.95 per Series C preferred share were declared during 1999.

 Investing and Financing Activities

   Cash used in investing activities by the SPG Operating Partnership during 1999 includes acquisitions of $339 million, capital expenditures of $489 million, loans to affiliates of $10 million, investments in unconsolidated joint ventures of $83 million consisting primarily of development funding and $47 million of investments in and advances to the Management Company. Capital expenditures includes development costs of $86 million, renovation and expansion costs of approximately $324 million and tenant costs, and other operational capital expenditures of approximately $95 million. Acquisitions, including transaction costs, includes $183 million for the NED Acquisition and $156 million for the remaining interests in four existing Properties. These uses of cash are partially offset by distributions from unconsolidated entities of $222 million; net proceeds of $47 million from the sales of the SPG Operating Partnership's interests in the land at a hotel and an office building, and two community centers; a loan repayment from an affiliate of $21 million and cash of $83 million from the consolidations of the SPG Operating Partnership's gift certificate program and four Properties. Distributions from unconsolidated entities includes approximately $116 million resulting from financing activities, with the remainder resulting primarily from those entities' operating activities.

   Cash provided by financing activities for the SPG Operating Partnership during 1999 was $5 million and included net equity distributions of $552 million offset by net borrowings of $557 million.

Year 2000 Project

   The SPG Operating Partnership undertook a project (the "Y2K Project") to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. The SPG Operating Partnership's Y2K Project focused first upon the SPG Operating Partnership's key information technology systems (the "IT Component") and secondly upon the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Among other things, the Y2K Project assessed year 2000 readiness of all critical items and developed and implemented replacement and contingency plans based upon the information collected.

   The SPG Operating Partnership experienced no disruptions in its key information technology systems or in the operation of its Properties as a result of any year 2000 occurrence, nor is the SPG Operating Partnership aware that any of its key tenants or key suppliers experienced any year 2000 issues which, in turn, have had any material adverse impact upon the SPG Operating Partnership's results of operations.

   The SPG Operating Partnership is also aware that other dates may cause similar problems for information technology hardware and software systems to process dates thereafter. The SPG Operating Partnership believes that its Y2K Project addressed those issues in the SPG Operating Partnership's IT Component and Non-IT Component, but has put in place contingency plans substantially similar to those designed for the Y2K Project to address information technology issues that may arise on those future dates.

   To date, the SPG Operating Partnership has expended $2.0 million on the Y2K Project and anticipates expending an additional $180 thousand to complete the implementation of any contingency and replacement plans in connection with its Y2K Project. These cost estimates do not include costs expended by the SPG Operating Partnership following the DRC Merger for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become year 2000 ready.

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

New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS 133 will be effective for the SPG Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management is currently evaluating the impact of SFAS 133, which it believes could increase volatility in earnings and other comprehensive income.

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The SPG Operating Partnership currently recognizes overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership will adopt SAB 101 effective January 1, 2000. Management is currently evaluating the impact of SAB 101 and expects to record a loss from the cumulative effect of a change in accounting principle of approximately $13 million in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout the year, but will not have a material impact on the total overage rent recognized in each full year.

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

                                                                                                     Page No.
                                                                                                     --------
 Report of Independent Public Accountants..........................................................    49

 SPG Properties, Inc.:

 Consolidated Balance Sheets as of December 31, 1999 and 1998......................................    50

 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997........    51

 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
  1998 and 1997....................................................................................    52

 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........    53

 Simon Property Group, L.P.:

 Consolidated Balance Sheets as of December 31, 1999 and 1998......................................    54

 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997........    55

 Consolidated Statements of Partners' Equity for the years ended December 31, 1999, 1998 and 1997..    56

 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........    57

 Notes to Financial Statements.....................................................................    58

    (2) Financial Statement Schedules

 Report of Independent Public Accountants..........................................................    86

 Simon Property Group, L.P. Schedule III--Schedule of Real Estate and Accumulated Depreciation.....    87

 Notes to Schedule III.............................................................................    94

    (3) Exhibits

 The Exhibit Index attached hereto is hereby incorporated by reference to this Item................    95

    (b) Reports on Form 8-K

    None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Simon Property Group, Inc.:

   We have audited the accompanying consolidated balance sheets of SPG Properties, Inc. (a Maryland corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPG Properties, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, and the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Indianapolis, Indiana
February 16, 2000.

                       SPG PROPERTIES, INC. CONSOLIDATED

                                 BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
ASSETS:

  Investment in the SPG Operating Partnership........  $2,072,186   $2,108,291
                                                       ==========   ==========
COMMITMENTS AND CONTINGENCIES (See note 13 to the
 financial statements of the SPG Operating
 Partnership)

SHAREHOLDERS' EQUITY:
  Series B and C cumulative redeemable preferred
   stock, 12,200,000 shares authorized, 11,000,000
   issued and outstanding............................     339,597      339,329
  Common stock, $.0001 par value, 400,000,000 shares
   authorized, and 110,473,378 and 110,492,467 issued
   and outstanding, respectively.....................          11           11
  Class B common stock, $.0001 par value, 12,000,000
   shares authorized, 3,200,000 issued and
   outstanding.......................................           1            1
  Class C common stock, $.0001 par value, 4,000
   shares authorized, issued and outstanding.........         --           --
  Capital in excess of par value.....................   2,175,671    2,176,267
  Accumulated deficit................................    (427,394)    (387,656)
  Unrealized gain (loss) on long-term investment.....      (3,885)          89
  Unamortized restricted stock award.................     (11,815)     (19,750)
                                                       ----------   ----------
    Total shareholders' equity.......................  $2,072,186   $2,108,291
                                                       ==========   ==========


        The accompanying notes are an integral part of these statements.

                       SPG PROPERTIES, INC. CONSOLIDATED

                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                          For the Year Ended December 31,
                                       --------------------------------------
                                       1999 (Note 2) 1998 (Note 2)    1997
                                       ------------- ------------- ----------
REVENUE:
  Minimum rent........................   $    --       $565,294    $  641,352
  Overage rent........................        --         22,766        38,810
  Tenant reimbursements...............        --        283,805       322,416
  Other income........................        --         60,754        51,589
                                         --------      --------    ----------
    Total revenue.....................        --        932,619     1,054,167
                                         --------      --------    ----------
EXPENSES:
  Property operating..................        --        155,822       176,846
  Depreciation and amortization.......        --        177,710       200,900
  Real estate taxes...................        --         90,341        98,830
  Repairs and maintenance.............        --         35,953        43,000
  Advertising and promotion...........        --         27,992        32,891
  Provision for credit losses.........        --          1,599         5,992
  Other...............................        --         16,983        18,678
                                         --------      --------    ----------
    Total operating expenses..........        --        506,400       577,137
                                         --------      --------    ----------
OPERATING INCOME......................        --        426,219       477,030
INTEREST EXPENSE......................        --        281,748       287,823
                                         --------      --------    ----------
INCOME BEFORE MINORITY INTEREST.......        --        144,471       189,207
MINORITY INTEREST.....................        --         (4,704)       (5,270)
GAIN (LOSS) ON SALES OF ASSETS, NET...        --         (7,283)           20
                                         --------      --------    ----------
INCOME BEFORE UNCONSOLIDATED
 ENTITIES.............................        --        132,484       183,957
EQUITY IN INCOME OF THE SPG OPERATING
 PARTNERSHIP..........................    137,764        44,313           --
INCOME FROM UNCONSOLIDATED ENTITIES...        --          8,789        19,176
                                         --------      --------    ----------
INCOME BEFORE EXTRAORDINARY ITEMS.....    137,764       185,586       203,133
EXTRAORDINARY ITEMS...................        --          7,002            58
                                         --------      --------    ----------
INCOME BEFORE ALLOCATION TO LIMITED
 PARTNERS.............................    137,764       192,588       203,191
LESS--LIMITED PARTNERS' INTEREST IN
 THE SPG OPERATING PARTNERSHIP........        --         45,374        65,954
LESS--MANAGING GENERAL PARTNER'S
 DIRECT INTEREST IN THE SPG OPERATING
 PARTNERSHIP..........................        --          1,369           --
                                         --------      --------    ----------
NET INCOME............................    137,764       145,845       137,237
PREFERRED DIVIDENDS...................    (29,336)      (29,336)      (29,248)
                                         --------      --------    ----------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS.........................   $108,428      $116,509    $  107,989
                                         ========      ========    ==========

        The accompanying notes are an integral part of these statements.

                       SPG PROPERTIES, INC. CONSOLIDATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                   All Classes                                  Unrealized Gain   Unamortized     Total
                        Preferred       of      Capital in Excess Accumulated (Loss) on Long-Term Restricted  Shareholders'
                          Stock    Common Stock   of Par Value      Deficit       Investment      Stock Award    Equity
                        ---------  ------------ ----------------- ----------- ------------------- ----------- -------------
Balance at December
 31, 1996.............  $292,912       $10         $1,189,919      $(172,596)       $   --         $ (5,354)   $1,304,891
Common stock issued to
 the public (5,858,887
 shares)..............                   1            190,026                                                     190,027
Common stock issued in
 connection with
 acquisitions
 (2,193,037 shares)...                                 70,000                                                      70,000
Stock options
 exercised (369,902
 shares)..............                                  8,625                                                       8,625
Other common stock
 issued (82,484
 shares)..............                                  2,268                                                       2,268
Stock incentive
 program (448,753
 shares)..............                                 14,016                                       (13,262)          754
Amortization of stock
 incentive............                                                                                5,386         5,386
Series C Preferred
 stock issued
 (3,000,000 shares)...   146,072                                                                                  146,072
Conversion of Series A
 Preferred stock into
 3,809,523 shares of
 common stock.........   (99,923)                      99,923                                                         --
Transfer out of
 limited partners'
 interest in the
 Operating
 Partnership..........                                (82,869)                                                    (82,869)
Unrealized gain on
 long-term
 investment...........                                                                2,420                         2,420
Net income............                                               137,237                                      137,237
Distributions.........                                              (227,949)                                    (227,949)
                        --------       ---         ----------      ---------        -------        --------    ----------
Balance at December
 31, 1997.............   339,061        11          1,491,908       (263,308)         2,420         (13,230)    1,556,862
Common stock issued to
 the public (2,957,335
 shares)..............                   1             91,398                                                      91,399
Common stock issued in
 connection with
 acquisitions (519,889
 shares)..............                                 17,176                                                      17,176
Stock incentive
 program (495,131
 shares)..............                                 15,983                                       (15,983)          --
Other (Accretion of
 preferred stock and
 81,111 shares
 issued)..............       268                        2,160                                                       2,428
Amortization of stock
 incentive............                                                                                9,463         9,463
Adjustment to limited
 partners' interest in
 the SPG Operating
 Partnership..........                                557,642                                                     557,642
Distributions.........                                              (270,193)                                    (270,193)
                        --------       ---         ----------      ---------        -------        --------    ----------
Subtotal..............   339,329        12          2,176,267       (533,501)         2,420         (19,750)    1,964,777
                        --------       ---         ----------      ---------        -------        --------    ----------
Other Comprehensive
 Income:
 Unrealized loss on
  long-term
  investment..........                                                               (2,331)                       (2,331)
 Net income...........                                               145,845                                      145,845
                        --------       ---         ----------      ---------        -------        --------    ----------
 Total Comprehensive
  Income:.............       --        --                 --         145,845         (2,331)            --        143,514
                        --------       ---         ----------      ---------        -------        --------    ----------
Balance at December
 31, 1998.............   339,329        12          2,176,267       (387,656)            89         (19,750)    2,108,291
Restricted stock
 forfeitures (19,089
 shares)..............                                   (596)                                          333          (263)
Amortization of stock
 incentive............                                                                                7,602         7,602
Preferred stock
 accretion............       268                                                                                      268
Adjustment to limited
 partners' interest in
 the SPG Operating
 Partnership..........                                                81,473                                       81,473
Distributions.........                                              (258,975)                                    (258,975)
                        --------       ---         ----------      ---------        -------        --------    ----------
Subtotal..............   339,597        12          2,175,671       (565,158)            89         (11,815)    1,938,396
                        --------       ---         ----------      ---------        -------        --------    ----------
Comprehensive Income:
 Unrealized loss on
  long-term
  investment..........                                                               (3,974)                       (3,974)
 Net income...........                                               137,764                                      137,764
                        --------       ---         ----------      ---------        -------        --------    ----------
 Total Comprehensive
  Income:.............       --        --                 --         137,764         (3,974)            --        133,790
                        --------       ---         ----------      ---------        -------        --------    ----------
Balance at December
 31, 1999.............  $339,597       $12         $2,175,671      $(427,394)       $(3,885)       $(11,815)   $2,072,186
                        ========       ===         ==========      =========        =======        ========    ==========

        The accompanying notes are an integral part of these statements.

                       SPG PROPERTIES, INC. CONSOLIDATED

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                               For the Year Ended December
                                                           31,
                                              --------------------------------
                                                1999       1998        1997
                                              --------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................. $137,764  $  145,845  $  137,237
 Adjustments to reconcile net income to net
  cash provided by operating activities--
   Depreciation and amortization.............      --      185,798     208,539
   Extraordinary items.......................      --       (7,002)        (58)
   Loss (gain) on sales of assets, net.......      --        7,283         (20)
   Limited partners' interest in the SPG
    Operating Partnership....................      --       45,374      65,954
   Managing General Partner's Interest in the
    SPG Operating Partnership................      --        1,369         --
   Straight-line rent........................      --       (5,892)     (9,769)
   Minority interest.........................      --        4,704       5,270
   Equity in income of the SPG Operating
    Partnership.............................. (137,764)    (44,313)        --
   Equity in income of unconsolidated
    entities.................................      --       (8,789)    (19,176)
 Changes in assets and liabilities--
   Tenant receivables and accrued revenue....      --       (5,280)    (23,284)
   Deferred costs and other assets...........      --      (10,516)    (30,203)
   Accounts payable, accrued expenses and
    other liabilities........................      --       41,648      36,417
                                              --------  ----------  ----------
     Net cash provided by operating
      activities.............................      --      350,229     370,907
                                              --------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions................................      --   (1,881,183)   (980,427)
 Capital expenditures........................      --     (233,200)   (305,178)
 Cash from mergers, acquisitions and
  consolidation of joint ventures, net.......      --       17,213      19,744
 Cash held by deconsolidated investee........      --      (78,971)        --
 Change in restricted cash...................      --        6,868      (2,443)
 Net proceeds from sale of assets............      --       46,087         599
 Investments in unconsolidated entities......      --      (28,726)    (47,204)
 Distributions from the SPG Operating
  Partnership................................  258,975      64,014         --
 Distributions from unconsolidated
  entities...................................      --      164,914     144,862
 Investments in and advances to the
  Management Company and affiliate...........      --      (19,915)    (18,357)
 Other investing activities..................      --          --      (55,400)
                                              --------  ----------  ----------
     Net cash provided by (used in) investing
      activities.............................  258,975  (1,942,899) (1,243,804)
                                              --------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common and preferred
  stock, net.................................      --       92,629     344,438
 Minority interest distributions, net........      --      (10,991)       (219)
 Preferred dividends and distributions to
  shareholders............................... (258,975)   (270,193)   (227,949)
 Distributions to the limited partners of
  the SPG Operating Partnership..............      --     (104,139)   (122,442)
 Mortgage and other note proceeds, net of
  transaction costs..........................      --    3,305,199   2,976,222
 Mortgage and other note principal
  payments...................................      --   (1,529,534) (2,030,763)
 Other refinancing transaction...............      --          --      (21,000)
                                              --------  ----------  ----------
     Net cash provided by (used in) financing
      activities............................. (258,975)  1,482,971     918,287
                                              --------  ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................      --     (109,699)     45,390
CASH AND CASH EQUIVALENTS, beginning of
 period......................................      --      109,699      64,309
                                              --------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period..... $    --   $       --  $  109,699
                                              ========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                       December     December
                                                       31, 1999     31, 1998
                                                      -----------  -----------
ASSETS:

  Investment properties, at cost..................... $12,640,146  $11,662,860
  Less--accumulated depreciation.....................   1,093,103      709,114
                                                      -----------  -----------
                                                       11,547,043   10,953,746
  Cash and cash equivalents..........................     153,743      124,466
  Tenant receivables and accrued revenue, net........     287,950      217,341
  Notes and advances receivable from Management
   Company and affiliate.............................     162,082      115,378
  Mortgage note receivable from the SRC Operating
   Partnership (Interest at 6%, due 2013)............         --        20,565
  Note receivable from the SRC Operating Partnership
   (Interest at 8%, due 2009)........................       9,848          --
  Investment in partnerships and joint ventures, at
   equity............................................   1,512,671    1,303,251
  Investment in Management Company and affiliate.....       6,833       10,037
  Other investment...................................      41,902       50,176
  Goodwill, net......................................      39,556       58,134
  Deferred costs and other assets....................     249,168      227,684
  Minority interest..................................      35,931       32,138
                                                      -----------  -----------
    Total assets..................................... $14,046,727  $13,112,916
                                                      ===========  ===========

LIABILITIES:

  Mortgages and other indebtedness................... $ 8,768,841  $ 7,972,381
  Notes payable to the SRC Operating Partnership
   (Interest at 8%, due 2008)........................         --        17,907
  Accounts payable and accrued expenses..............     477,780      410,445
  Cash distributions and losses in partnerships and
   joint ventures, at equity.........................      32,995       29,139
  Other liabilities..................................     213,874       95,243
                                                      -----------  -----------
    Total liabilities................................   9,493,490    8,525,115
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

PARTNERS' EQUITY:
  Preferred units, 22,066,056 and 16,053,580 units
   outstanding, respectively.........................   1,032,320    1,057,245
  General Partners, 171,494,311 and 161,487,017 units
   outstanding, respectively.........................   2,631,618    2,540,660
  Limited Partners, 65,444,680 and 64,182,157 units
   outstanding, respectively.........................   1,004,263    1,009,646
  Note receivable from SPG (Interest at 7.8%, due
   2009).............................................     (92,825)         --
  Unamortized restricted stock award.................     (22,139)     (19,750)
                                                      -----------  -----------
    Total partners' equity...........................   4,553,237    4,587,801
                                                      -----------  -----------
    Total liabilities and partners' equity........... $14,046,727  $13,112,916
                                                      ===========  ===========

        The accompanying notes are an integral part of these statements.

                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED

                            STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per unit amounts)

                                           For the Year Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
REVENUE:
 Minimum rent............................. $1,134,297  $  847,198  $  641,352
 Overage rent.............................     60,720      49,441      38,810
 Tenant reimbursements....................    578,752     427,921     322,416
 Other income.............................    106,466      75,629      51,589
                                           ----------  ----------  ----------
   Total revenue..........................  1,880,235   1,400,189   1,054,167
                                           ----------  ----------  ----------
EXPENSES:
 Property operating.......................    292,249     225,899     176,846
 Depreciation and amortization............    378,192     266,978     200,900
 Real estate taxes........................    185,340     133,038      98,830
 Repairs and maintenance..................     70,364      53,189      43,000
 Advertising and promotion................     65,216      50,521      32,891
 Provision for credit losses..............      8,367       6,599       5,992
 Other....................................     27,796      23,956      18,678
                                           ----------  ----------  ----------
   Total operating expenses...............  1,027,524     760,180     577,137
                                           ----------  ----------  ----------
OPERATING INCOME..........................    852,711     640,009     477,030
INTEREST EXPENSE..........................    579,848     420,280     287,823
                                           ----------  ----------  ----------
INCOME BEFORE MINORITY INTEREST...........    272,863     219,729     189,207
MINORITY INTEREST.........................    (10,719)     (7,335)     (5,270)
GAIN (LOSS) ON SALES OF ASSETS, NET.......     (1,942)     (7,283)         20
                                           ----------  ----------  ----------
INCOME BEFORE UNCONSOLIDATED ENTITIES.....    260,202     205,111     183,957
INCOME FROM UNCONSOLIDATED ENTITIES.......     49,641      28,145      19,176
                                           ----------  ----------  ----------
INCOME BEFORE UNUSUAL AND EXTRAORDINARY
 ITEMS....................................    309,843     233,256     203,133
UNUSUAL, ITEM (Note 13)...................    (12,000)        --          --
EXTRAORDINARY ITEMS--DEBT RELATED
 TRANSACTIONS.............................     (6,705)      7,146          58
                                           ----------  ----------  ----------
NET INCOME................................    291,138     240,402     203,191
PREFERRED UNIT REQUIREMENT................    (69,323)    (41,471)    (29,248)
                                           ----------  ----------  ----------
NET INCOME AVAILABLE TO UNITHOLDERS....... $  221,815  $  198,931  $  173,943
                                           ==========  ==========  ==========
NET INCOME AVAILABLE TO UNITHOLDERS
 ATTRIBUTABLE TO:
 General Partners
   SPG.................................... $   22,524  $   14,243  $      --
   SPG Properties and SD Property Group...    137,764     116,509     107,989
 Limited Partners.........................     61,527      68,179      65,954
                                           ----------  ----------  ----------
 Net income............................... $  221,815  $  198,931  $  173,943
                                           ==========  ==========  ==========
BASIC EARNINGS PER UNIT:
 Income before extraordinary items........ $     0.98  $     1.01  $     1.08
 Extraordinary items......................      (0.03)       0.04         --
                                           ----------  ----------  ----------
 Net income............................... $     0.95  $     1.05  $     1.08
                                           ==========  ==========  ==========
DILUTED EARNINGS PER UNIT:
 Income before extraordinary items........ $     0.98  $     1.01  $     1.08
 Extraordinary items......................      (0.03)       0.04         --
                                           ----------  ----------  ----------
 Net income............................... $     0.95  $     1.05  $     1.08
                                           ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED

                         STATEMENTS OF PARTNERS' EQUITY
                             (Dollars in thousands)

                                        General Partners
                                      ----------------------
                                                     SPG
                                         SPG      Properties
                                      (Managing     and SD                Unamortized    Note       Total
                          Preferred    General     Property    Limited    Restricted  Receivable  Partners'
                            Units      Partner)     Group      Partners   Stock Award  from SPG    Equity
                          ----------  ----------  ----------  ----------  ----------- ---------- -----------
Balance at December 31,
 1996...................     292,912         --    1,017,333     640,283     (5,354)        --     1,945,174
General Partner
 Contributions
 (6,311,273 units)......                             200,920                                         200,920
Units issued in
 connection with
 acquisitions (2,193,037
 and 876,712,
 respectively)..........                              70,000      26,408                              96,408
Stock incentive program
 (448,753 units)........                              14,016                (13,262)                     754
Amortization of stock
 incentive..............                                                      5,386                    5,386
Preferred units issued,
 net of issuance costs
 (3,000,000 units)......     146,072                                                                 146,072
Conversion of 4,000,000
 Series A preferred
 units into 3,809,523
 common units...........     (99,923)                 99,923                                             --
Adjustment to allocate
 net equity of the SPG
 Operating Partnership..                             (82,869)     82,869                                 --
Distributions...........     (29,248)               (198,701)   (122,442)                           (350,391)
                          ----------  ----------  ----------  ----------   --------    --------  -----------
Subtotal................     309,813         --    1,120,622     627,118    (13,230)        --     2,044,323
Comprehensive Income:
 Unrealized gain on
  long-term
  investments...........                               2,420       1,365                               3,785
 Net income.............      29,248                 107,989      65,954                             203,191
                          ----------  ----------  ----------  ----------   --------    --------  -----------
 Total Comprehensive
  Income................      29,248         --      110,409      67,319        --          --       206,976
                          ----------  ----------  ----------  ----------   --------    --------  -----------
Balance at December 31,
 1997...................     339,061         --    1,231,031     694,437    (13,230)        --     2,251,299
General Partner
 Contributions
 (2,957,335 units)......                              91,399                                          91,399
CPI Merger (Note 4):
 Preferred Units
  (5,053,580)...........     717,916                                                                 717,916
 Units (47,790,550).....               1,605,638                                                   1,605,638
Units issued in
 connection with
 acquisitions (519,889
 and 2,344,199 units,
 respectively)..........                              17,176      76,263                              93,439
Stock incentive program
 (495,131 units, net of
 forfeitures)...........                              15,983                (15,983)                     --
Amortization of stock
 incentive..............                                                      9,463                    9,463
Other (Accretion of
 Preferred Units, 81,111
 general partner Units
 issued and 12,804
 limited partner Units
 redeemed)..............         268         340       2,160        (289)                              2,479
Adjustment to allocate
 net equity of the SPG
 Operating Partnership..                (866,564)    557,642     308,922                                 --
Distributions...........     (41,471)     (1,746)   (240,857)   (136,551)                           (420,625)
                          ----------  ----------  ----------  ----------   --------    --------  -----------
Subtotal................   1,015,774     737,668   1,674,534     942,782    (19,750)        --     4,351,008
Comprehensive Income:
 Net income.............      41,471      14,243     116,509      68,179                             240,402
 Unrealized loss on
  long-term
  investments...........                      37      (2,331)     (1,315)                             (3,609)
                          ----------  ----------  ----------  ----------   --------    --------  -----------
 Total Comprehensive
  Income................      41,471      14,280     114,178      66,864        --          --       236,793
                          ----------  ----------  ----------  ----------   --------    --------  -----------
Balance at December 31,
 1998...................   1,057,245     751,948   1,788,712   1,009,646    (19,750)        --     4,587,801
General Partner
 Contributions (82,988
 units).................                   2,131                                                       2,131
Preferred Unit
 Conversion (5,926,440
 units).................    (199,320)    198,787                                                        (533)
Units issued to pay
 dividend (153,890
 units).................                   4,016                                                       4,016
NED Acquisition (Note
 3):
 Preferred Units
  (5,168,454)...........     149,885                                                                 149,885
 Units (1,269,446)......                                          36,180                              36,180
Mall of America
 acquisition (1,000,000
 preferred units).......      24,242                                                                  24,242
Units issued to SPG for
 Note (3,617,070
 Units).................                  92,825                                        (92,825)         --
Stock incentive program
 (537,861 units, net of
 forfeitures)...........                  14,183        (596)               (12,990)                     597
Amortization of stock
 incentive..............                                                     10,601                   10,601
Units purchased by
 subsidiary (310,955)...                  (7,953)                                                     (7,953)
Other (Accretion of
 Preferred Units, and
 6,923 limited partner
 Units redeemed)........         268                                (607)                               (339)
Adjustment to allocate
 net equity of the SPG
 Operating Partnership..                (111,227)     81,473      29,754                                 --
Distributions...........     (69,323)    (78,016)   (258,975)   (129,941)                           (536,255)
                          ----------  ----------  ----------  ----------   --------    --------  -----------
Subtotal................     962,997     866,694   1,610,614     945,032    (22,139)    (92,825)   4,270,373
Comprehensive Income:
 Net income.............      69,323      22,524     137,764      61,527                             291,138
 Unrealized gain on
  long-term
  investments...........                  (2,004)     (3,974)     (4,300)                            (10,278)
                          ----------  ----------  ----------  ----------   --------    --------  -----------
 Total Comprehensive
  Income................      69,323      20,520     133,790      57,227        --          --       280,860
                          ----------  ----------  ----------  ----------   --------    --------  -----------
Balance at December 31,
 1999...................  $1,032,320  $  887,214  $1,744,404  $1,002,259   $(22,139)   $(92,825) $ 4,551,233
                          ==========  ==========  ==========  ==========   ========    ========  ===========

        The accompanying notes are an integral part of these statements.

                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                            For the Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................... $  291,138  $  240,402  $  203,191
  Adjustments to reconcile net income to
   net cash provided by operating
   activities--
    Depreciation and amortization..........    390,020     277,346     208,539
    Extraordinary items....................      6,705      (7,146)        (58)
    Loss (gain) on sales of assets, net....      1,942       7,283         (20)
    Straight-line rent.....................    (17,666)     (9,261)     (9,769)
    Minority interest......................     10,719       7,335       5,270
    Equity in income of unconsolidated
     entities..............................    (49,641)    (28,145)    (19,176)
  Changes in assets and liabilities--
    Tenant receivables and accrued
     revenue...............................    (37,225)    (13,316)    (23,284)
    Deferred costs and other assets........    (23,242)     (7,289)    (30,203)
    Accounts payable, accrued expenses and
     other liabilities.....................     47,100      76,454      36,417
                                            ----------  ----------  ----------
    Net cash provided by operating
     activities............................    619,850     543,663     370,907
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions.............................   (339,065) (1,942,724)   (980,427)
  Capital expenditures.....................   (488,712)   (345,026)   (305,178)
  Cash from mergers, acquisitions and
   consolidation of joint ventures, net....     83,169      16,563      19,744
  Change in restricted cash................        --        7,686      (2,443)
  Proceeds from sale of assets.............     46,750      46,087         599
  Investments in unconsolidated entities...    (83,124)    (55,523)    (47,204)
  Distributions from unconsolidated
   entities................................    221,509     195,497     144,862
  Investments in and advances to the
   Management Company and affiliate........    (46,704)    (21,569)    (18,357)
  Mortgage loan payoff from the SRC
   Operating Partnership...................     20,565         --          --
  Loan to the SRC Operating Partnership....     (9,848)        --          --
  Other investing activities...............        --          --      (55,400)
                                            ----------  ----------  ----------
    Net cash used in investing activities..   (595,460) (2,099,009) (1,243,804)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership contributions................      1,463      92,570     344,438
  Partnership distributions................   (538,807)   (417,164)   (350,391)
  Minority interest distributions, net.....    (14,923)    (19,694)       (219)
  Loan payoff to the SRC Operating
   Partnership.............................    (17,907)        --          --
  Mortgage and other note proceeds, net of
   transaction costs.......................  2,168,069   3,782,314   2,976,222
  Mortgage and other note principal
   payments................................ (1,593,008) (1,867,913) (2,030,763)
  Other refinancing transaction............        --          --      (21,000)
                                            ----------  ----------  ----------
    Net cash provided by financing
     activities............................      4,887   1,570,113     918,287
                                            ----------  ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS......     29,277      14,767      45,390
CASH AND CASH EQUIVALENTS, beginning of
 period....................................    124,466     109,699      64,309
                                            ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period... $  153,743  $  124,466  $  109,699
                                            ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                              SPG PROPERTIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1. Organization

   SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties and its substantially wholly-owned subsidiary SD Property Group, Inc., are general partners of, and hold a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"), as of December 31, 1999. On January 27, 2000, SD Property Group, Inc. merged with and into SPG Properties, Inc. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). At December 31, 1999 and 1998, SPG Properties' direct and indirect ownership interest in the SPG Operating Partnership was 48.0% and 50.4%, respectively.

   As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the financial statements of the SPG Operating Partnership for a description of the activities of the Management Company.

2. Basis of Presentation

   The accompanying consolidated financial statements of SPG Properties include accounts of all entities owned or controlled by SPG Properties. All significant intercompany amounts have been eliminated. In connection with the CPI Merger (see Note 4 to the financial statements of the SPG Operating Partnership), SPG became the managing general partner of the SPG Operating Partnership. Since SPG Properties no longer controls the SPG Operating Partnership, the accompanying balance sheets as of December 31, 1999 and 1998 reflect SPG Properties' interest in the SPG Operating Partnership utilizing the equity method of accounting. Prior to the CPI Merger, SPG Properties and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. Because of the proximity of the change in control (as of the close of business on September 24, 1998) to the period ended September 30, 1998, for purposes of the statements of operations and cash flows, the equity method commenced effective October 1, 1998. The managing general partners' interest during the period from September 25, 1998 through September 30, 1998 has been reflected as a reduction to SPG Properties' operating results in the accompanying consolidated statements of operations. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of SPG Properties' assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

   Net operating results of the SPG Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining weighted average ownership interest in the SPG

                              SPG PROPERTIES INC.

Operating Partnership during the period. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the years ended December 31, 1999, 1998 and 1997 was 48.9%, 59.4% and 62.1%, respectively.

3. Equity Investment in the SPG Operating Partnership

   The following table summarizes financial information of the SPG Operating Partnership for the year ended December 31, 1998, and distinguishes between the periods in which SPG Properties' interest in the SPG Operating Partnership was accounted for using the consolidated method of accounting and the equity method of accounting:

                                        Consolidated
                                           Method     Equity Method
                                        (January 1 to (October 1 to
                                        September 30, December 31,
                                            1998)         1998)       Total
                                        ------------- ------------- ----------
   Total Revenue.......................   $932,619      $467,570    $1,400,189
   Operating Expenses..................    506,400       253,780       760,180
   Net Income of the SPG Operating
    Partnership........................   $148,275      $ 92,127    $  240,402
   Managing General and Limited
    Partners' Share of the SPG
    Operating Partnership's Net
    Income.............................     46,743        47,814        94,557
                                          --------      --------    ----------
   SPG Properties' Share of the SPG
    Operating Partnership's Net
    Income.............................   $101,532      $ 44,313    $  145,845
                                          ========      ========    ==========
   SPG Properties' Weighted Average
    Ownership Interest.................       63.2%         50.4%         59.4%
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

 Preferred Stock

   SPG Properties has outstanding 8,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock, which it may redeem any time on or after September 29, 2006, at a liquidation value of $25.00 per share, plus accrued and unpaid dividends. The liquidation value (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, which may include other series of preferred shares. The SPG Operating Partnership pays a preferred distribution to SPG Properties equal to the dividends paid on the preferred stock. The balance of the Series B Preferred Shares was $192,989 as of December 31, 1999 and 1998.

   SPG Properties also has outstanding 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium Rate SM Preferred Stock (the "Series C Preferred Shares") with a liquidation value of $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. Beginning September 30, 2007, SPG Properties may redeem the

                              SPG PROPERTIES INC.

Series C Preferred Shares in whole or in part, using only the sale proceeds of other capital stock of SPG Properties, at a liquidation value of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties. The SPG Operating Partnership pays a preferred distribution to SPG Properties equal to the dividends paid on the preferred stock. The balance of the Series C Preferred Shares was $146,608 and $146,340 as of December 31, 1999 and 1998, respectively.

5. Quarterly Financial Data (Unaudited)

   Summarized quarterly 1999 and 1998 data is as follows:

                                    First    Second   Third   Fourth   Annual
                                   Quarter  Quarter  Quarter  Quarter  Amount
                                   -------- -------- -------- ------- --------
1999
Total revenue..................... $    --  $    --  $    --  $   --  $    --
Operating income..................      --       --       --      --       --
Equity in income of the SPG
 Operating Partnership............   30,862   32,594   34,256  40,052  137,764
Income before extraordinary
 items............................   30,862   32,594   34,256  40,052  137,764
Net income available to common
 shareholders..................... $ 23,528 $ 25,260 $ 26,923 $32,717 $108,428
                                   ======== ======== ======== ======= ========
                                    First    Second   Third   Fourth   Annual
                                   Quarter  Quarter  Quarter  Quarter  Amount
                                   -------- -------- -------- ------- --------
1998
Total revenue..................... $300,257 $310,375 $321,987 $   --  $932,619
Operating income..................  133,667  145,226  147,326     --   426,219
Equity in income of the SPG
 Operating Partnership............      --       --       --   44,313   44,313
Income before extraordinary
 items............................   45,124   43,514   52,635  44,313  185,586
Net income available to common
 shareholders..................... $ 23,948 $ 27,467 $ 28,115 $36,979 $116,509
                                   ======== ======== ======== ======= ========

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

                           SIMON PROPERTY GROUP, L.P.

                         NOTES TO FINANCIAL STATEMENTS

    (Dollars in thousands, except per unit amounts and where indicated as in billions)

1. Organization

   Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired ("Paired Shares") with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC.

   The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 for a description of the activities of the Management Company.

   The SPG Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the SPG Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1999, 335 of the approximately 977 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the SPG Operating Partnership.

2. Basis of Presentation

   The accompanying consolidated financial statements include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The consolidated financial statements reflect the CPI Merger (see Note 4) as of the close of business on September 24, 1998.

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

                           SIMON PROPERTY GROUP, L.P.

   Properties which are wholly-owned or owned less than 100% and are controlled by the SPG Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions. Investments in partnerships and joint ventures which represent noncontrolling ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

   Net operating results of the SPG Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during 1999, 1998 and 1997 were 72.3%, 66.2% and 62.1%, respectively. At December 31, 1999 and 1998, SPG's direct and indirect ownership interest in the SPG Operating Partnership was 72.4% and 71.6%, respectively.

3. NED Acquisition

   During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the Properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns 49.1%, to acquire interests in the remaining Properties. The total cost of the NED Acquisition is approximately $1.8 billion, of which the SPG Operating Partnership's share is approximately $894 million. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA. The SPG Operating Partnership's share of the cost of the NED Acquisition included the assumption of approximately $530,000 of mortgage indebtedness; $177,050 in cash; the issuance of 1,269,446 Paired Units valued at approximately $36,400; the issuance of 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72,800; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78,000. The SPG Operating Partnership's share of the cash portion of the purchase price was financed primarily using the Credit Facility (See Note 9).

   In connection with the NED Acquisition, SPG borrowed $92.8 million from the SPG Operating Partnership at 7.8% interest with a maturity of December 2009. SPG used the proceeds to purchase a noncontrolling 88% interest in one of the NED Properties. SPG contributed its interest in such Property to the SPG Operating Partnership in exchange for 3,617,070 Paired Units. The SPG Operating Partnership then contributed its interest in such Property to Mayflower in exchange for an ownership interest in Mayflower. The note receivable from SPG is recorded as a reduction of partners' equity.

4. CPI Merger

   For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon

                           SIMON PROPERTY GROUP, L.P.

DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. ("CRC").The CPI Merger included the addition of 23 regional malls, one community center, two office buildings and one regional mall and one community center under construction.

   As part of the merger consideration, immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii) 1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The cash portion of the merger consideration was financed with borrowings of $1.4 billion on the Merger Facility and $237,000 on the Credit Facility (See Note 9). The remaining merger consideration was liabilities assumed of approximately $2.3 billion. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion, including transaction costs and liabilities assumed, in accordance with the purchase method of accounting. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed and resulted in goodwill of $41,021, as adjusted. Goodwill is amortized over the estimated life of the properties of 35 years.

   In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired-share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and Simon DeBartolo Group, LP ("SDG, LP") were renamed "SPG Properties, Inc." and "Simon Property Group, L.P.", respectively.

   Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 Units and 5,053,580 preferred Units in the SPG Operating Partnership. The preferred Units carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the net assets of SRC, with a carrying value of approximately $14,755, were transferred to the SRC Operating Partnership in exchange for Units.

   SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SPG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SPG Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership on behalf of the partners of SDG, LP was accounted for as a distribution to the partners.

5. Other Real Estate Acquisitions, Disposals and Developments

 Acquisitions

   During 1999, in addition to the NED Acquisition, the SPG Operating Partnership acquired the remaining interests in four Properties and a noncontrolling 27.5% ownership interest in the 2.8 million square-foot Mall of America for a combined price of approximately $317,850, including the assumption of $134,300 of mortgage indebtedness, 1,000,000 shares of 8% Redeemable Preferred Stock in SPG issued at $24,242, and the remainder in cash, financed primarily through the Credit Facility and working capital. The SPG Operating Partnership is entitled to 50% of the economic benefits of Mall of America, due to a preference.

   On February 27, 1998, the SPG Operating Partnership acquired a noncontrolling 50% joint venture interest in a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising

                           SIMON PROPERTY GROUP, L.P.

approximately 10.7 million square feet of GLA. The SPG Operating Partnership's $487,250 share of the purchase price included the assumption of indebtedness of $242,500. The SPG Operating Partnership also assumed leasing and management responsibilities for six of the regional malls and one community center. The SPG Operating Partnership funded its share of the cash portion of the purchase price using borrowings from an interim $300,000 unsecured revolving credit facility, which was subsequently retired using borrowings from the Credit Facility.

   During 1998, in addition to the CPI Merger and the acquisition of the IBM Properties, the SPG Operating Partnership acquired 100% of one Property, a 90% interest in another Property and additional interests in a total of six Properties for approximately $199,200, including the assumption of $62,100 of indebtedness and 2,864,088 Units valued at approximately $93,500, with the remainder in cash financed primarily through the Credit Facility and working capital. These transactions resulted in the addition of approximately 1.1 million square feet of GLA to the portfolio.

   During 1997, the SPG Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT and the acquisition of RPT's operating partnership, Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center (the "SCA Properties"). In a series of subsequent transactions, the SPG Operating Partnership acquired the remaining ownership interest in three of the SCA Properties and sold its interest in four of the SCA Properties. The Property sales, which generated net cash proceeds of $43,050, were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions (the "SCA Acquisition"), the SPG Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. The total cost for the SCA Acquisition of approximately $1.3 billion included shares of common stock of SPG valued at approximately $50,000, Units in the SPG Operating Partnership valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness. The SPG Operating Partnership's pro rata share of joint venture indebtedness of $76,750, with the remainder comprised primarily of cash financed using the SPG Operating Partnership's Credit Facility. On September 15, 1998, RPT transferred its ownership interest in SCA to the SPG Operating Partnership in exchange for 27,195,109 Units in the SPG Operating Partnership.

   Also in 1997, the SPG Operating Partnership acquired ownership interests in four regional malls and one community center for an aggregate purchase price of approximately $322,000. The purchase price included Units in the SPG Operating Partnership valued at $1,100, common stock of SPG valued at approximately $20,000 and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash primarily using proceeds from the Credit Facility, sales of equity securities and working capital.

 Disposals

   During 1999, 1998 and 1997, the SPG Operating Partnership sold ownership interests in two parcels of land and two properties; five properties; and one property, respectively, at a combined sale price of $46,750, $120,000 and $1,100, respectively. These sales generated net consolidated gains (losses) of ($1,942), ($7,283) and $20 in 1999, 1998 and 1997, respectively. The SPG
Operating Partnership is continuing to pursue the sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

 Development Activity

   Development of new retail assets is an ongoing part of the SPG Operating Partnership's strategy. The SPG Operating Partnership's share of development costs in 1999 was approximately $400,000. Six Properties

                           SIMON PROPERTY GROUP, L.P.

opened in 1999 aggregating approximately 4.9 million square feet of GLA. During 1998, the SPG Operating Partnership opened two new community center Properties at a cost of approximately $102,000, with approximately 577,000 square feet of GLA, and the SPG Operating Partnership opened four new Properties in 1997 at a cost of approximately $230,000 with approximately 3,600,000 square feet of GLA. Construction also continues on two other new projects at an aggregate construction cost of approximately $340,000, of which approximately $140,000 is the SPG Operating Partnership's share. These developments are funded primarily with borrowings from the Credit Facility, construction loans and working capital.

   In addition, the SPG Operating Partnership strives to increase profitability and market share of the existing Properties through the completion of strategic renovations and expansions. During 1999, 1998 and 1997, the SPG Operating Partnership invested approximately $277,000, $337,000 and $229,000, respectively on renovation and expansion of the Properties. These projects were also funded primarily with borrowings from the Credit Facility, construction loans and working capital.

 Pro Forma

   The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger had occurred on January 1, 1998, and was carried forward through December 31, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                    Year Ended
                                                                   December 31,
                                                                       1998
                                                                   ------------
Revenue........................................................... $  1,695,204
                                                                   ============
Net income(1).....................................................      273,088
                                                                   ============
Net income available to Unitholders...............................      191,312
                                                                   ============
Basic net income per Unit(1)...................................... $       0.85
                                                                   ============
Diluted net income per Unit....................................... $       0.85
                                                                   ============
Basic weighted average number of Units............................  224,041,500
                                                                   ============
Diluted weighted average number of Units..........................  224,398,649
                                                                   ============

--------
(1) Includes net gains on the sales of assets of $37,973, or $0.17 on a basic earnings per Unit basis.

6. Summary of Significant Accounting Policies

 Investment Properties

   Investment Properties are recorded at cost (predecessor cost for Properties acquired from certain of the SPG Operating Partnership's unitholders). Investment Properties for financial reporting purposes are reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated fair value is charged to income.

                           SIMON PROPERTY GROUP, L.P.

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

 Capitalized Interest

   Interest is capitalized on projects during periods of construction. Interest capitalized during 1999, 1998 and 1997 was $19,641, $10,567 and $11,589, respectively.

 Segment Disclosure

   The SPG Operating Partnership's interests in its regional malls, community centers and other assets represents one segment as they have similar economic and environmental conditions, business processes, types of customers (i.e. tenants) and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio.

 Long-term Investment

   Investments in securities classified as available for sale are reflected in other investment in the balance sheets at market value with the changes in market value reflected as comprehensive income in partners' equity.

 Deferred Costs

   Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs of $137,133 and $127,022 are net of accumulated amortization of $121,468 and $115,283 in 1999 and 1998, respectively.

   Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $17,535, $11,835, and $8,338, for 1999, 1998 and 1997, respectively, and has been reduced by amortization of debt premiums and discounts of $5,707, $1,465 and $699 for 1999, 1998 and 1997, respectively.

 Revenue Recognition

   The SPG Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Through December 31, 1999, overage rents were recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable prorated base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year. As described in Note 15, the SPG Operating Partnership's accounting for overage rent will be modified effective January 1, 2000.

                           SIMON PROPERTY GROUP, L.P.

   Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

 Allowance for Credit Losses

   A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1999, 1998 and 1997 was as follows:

                                          Balance at Provision  Accounts  Balance
                                          Beginning  for Credit Written   at End
   Year Ended                              of Year     Losses     Off     of Year
   ----------                             ---------- ---------- --------  -------
   December 31, l999.....................  $14,476     $8,367   $(8,355)  $14,488
                                           =======     ======   =======   =======
   December 31, l998.....................  $13,804     $6,599   $(5,927)  $14,476
                                           =======     ======   =======   =======
   December 31, l997.....................  $ 7,918     $5,992   $  (106)  $13,804
                                           =======     ======   =======   =======

 Income Taxes

   As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

   The unaudited taxable income of the SPG Operating Partnership for the year ended December 31, 1999, is estimated to be $483,500 and was $307,406 and $172,943 for the years ended 1998 and 1997, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the SPG Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the SPG Operating Partnership.

 Per Unit Data

   In accordance with SFAS No. 128 Earnings Per Share, basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for 1999, 1998 and 1997 was 232,569,029; 189,082,385;
and 161,022,887, respectively. The diluted weighted average number of Units used in the computation for 1999, 1998 and 1997 was 232,706,031; 189,439,534;
and 161,406,951, respectively.

   Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

   The SPG Operating Partnership accrues distributions when they are declared. The SPG Operating Partnership declared distributions in 1999 and 1998 aggregating $2.02 per Unit, of which $1.07 and $0.97 represented a return of capital measured using generally accepted accounting principles, respectively. On a

                           SIMON PROPERTY GROUP, L.P.

federal income tax basis, 10% of the SPG Operating Partnership's 1999 distributions represented a capital gain and 38% represented a return of capital. In 1998, 1% of the SPG Operating Partnership's 1998 distributions represented a capital gain and 48% represented a return of capital.

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

   Cash paid for interest, net of any amounts capitalized, during 1999, 1998 and 1997 was $566,156, $397,545 and $270,912, respectively.

 Noncash Transactions

   Accrued and unpaid distributions were $876 and $3,428 at December 31, 1999 and 1998, respectively. Please refer to Notes 3, 4, 5 and 11 for additional discussion of noncash transactions.

 Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

7. Investment Properties

   Investment properties consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
   Land................................................ $ 2,109,096 $ 2,066,461
   Buildings and improvements..........................  10,456,974   9,537,310
                                                        ----------- -----------
   Total land, buildings and improvements..............  12,566,070  11,603,771
   Furniture, fixtures and equipment...................      74,076      59,089
                                                        ----------- -----------
   Investment properties at cost.......................  12,640,146  11,662,860
   Less--accumulated depreciation......................   1,093,103     709,114
                                                        ----------- -----------
   Investment properties at cost, net.................. $11,547,043 $10,953,746
                                                        =========== ===========

   Investment properties includes $201,032 and $184,799 of construction in progress at December 31, 1999 and 1998, respectively.

8. Investments in Unconsolidated Entities

 Joint Venture Properties

   From January 1, 1997 through December 31, 1999, the number of Properties the SPG Operating Partnership accounted for using the equity method of accounting has increased from 30 to 69. Please refer to Notes 3, 4 and 5.

                           SIMON PROPERTY GROUP, L.P.

   Summary financial information of the Joint Venture Properties and a summary of the SPG Operating Partnership's investment in and share of income from such Properties follows.

                                                              December 31,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
BALANCE SHEETS
Assets:
  Investment properties at cost, net...................  $ 6,471,992 $ 4,265,022
  Cash and cash equivalents............................      169,763     171,553
  Tenant receivables...................................      160,431     140,579
  Other assets.........................................      165,303     126,112
                                                         ----------- -----------
   Total assets........................................  $ 6,967,489 $ 4,703,266
                                                         =========== ===========
Liabilities and Partners' Equity:
  Mortgages and other notes payable....................  $ 4,484,598 $ 2,861,589
  Accounts payable, accrued expenses and other
   liabilities.........................................      291,213     223,631
                                                         ----------- -----------
   Total liabilities...................................    4,775,811   3,085,220
  Partners' equity.....................................    2,191,678   1,618,046
                                                         ----------- -----------
   Total liabilities and partners' equity..............  $ 6,967,489 $ 4,703,266
                                                         =========== ===========
The SPG Operating Partnership's Share of:
  Total assets.........................................  $ 2,834,236 $ 1,905,459
                                                         =========== ===========
  Partners' equity.....................................  $   887,219 $   565,496
  Add: Excess Investment...............................      592,457     708,616
                                                         ----------- -----------
  The SPG Operating Partnership's net Investment in
   Joint Ventures......................................  $ 1,479,676 $ 1,274,112
                                                         =========== ===========

                                                 For the Year Ended December
                                                             31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
STATEMENTS OF OPERATIONS
Revenue:
  Minimum rent................................  $ 570,902  $ 442,530  $ 256,100
  Overage rent................................     25,957     18,465     10,510
  Tenant reimbursements.......................    276,223    204,936    120,380
  Other income................................     45,140     30,564     19,364
                                                ---------  ---------  ---------
   Total revenue..............................    918,222    696,495    406,354
Operating Expenses:
  Operating expenses and other................    324,061    245,927    144,256
  Depreciation and amortization...............    170,339    129,681     85,423
                                                ---------  ---------  ---------
   Total operating expenses...................    494,400    375,608    229,679
                                                ---------  ---------  ---------
Operating Income..............................    423,822    320,887    176,675
Interest Expense..............................    235,179    176,669     96,675
Extraordinary Items--Debt Extinguishments.....        (66)   (11,058)    (1,925)
                                                ---------  ---------  ---------
Net Income....................................  $ 188,577  $ 133,160  $  78,075
                                                =========  =========  =========
Third-Party Investors' Share of Net Income....    116,399     88,242     55,507
                                                ---------  ---------  ---------
The SPG Operating Partnership's Share of Net
 Income.......................................  $  72,178  $  44,918  $  22,568
Amortization of Excess Investment.............     27,252     22,625     13,878
                                                ---------  ---------  ---------
Income from Unconsolidated Entities...........  $  44,926  $  22,293  $   8,690
                                                =========  =========  =========

                           SIMON PROPERTY GROUP, L.P.

   As of December 31, 1999 and 1998, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures acquired ("Excess Investment") was $592,457 and $708,616, respectively, which is amortized over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1999, 1998 and 1997 was $27,252, $22,625 and $13,878, respectively. Included in the 1999 amortization is a $5,000 writedown on a joint venture investment.

 The Management Company

   The SPG Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the 8% cumulative preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. Because the SPG Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. The SPG Operating Partnership incurred costs of $75,697, $58,748 and $45,509 on consolidated Properties, related to services provided by the Management Company and its affiliates in 1999, 1998 and 1997, respectively. The Management Company also provides certain of such services to Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties for a fee. Fees for services provided by the Management Company to MSA were $3,853, $3,301 and $3,073 for the years ended December 31, 1999, 1998 and 1997, respectively.

   The SPG Operating Partnership manages substantially all wholly-owned Properties and 40 Properties owned as joint venture interests, and, accordingly, it reimburses a subsidiary of the Management Company for costs incurred relating to the management of such Properties. Substantially all employees of the SPG Operating Partnership (other than direct field personnel) are employed by such Management Company subsidiary. The Management Company records costs net of amounts reimbursed by the SPG Operating Partnership. Common costs are allocated using assumptions that management believes are reasonable. The SPG Operating Partnership's share of allocated common costs was $54,759, $42,457 and $35,341 for 1999, 1998 and 1997, respectively. As of
December 31, 1999 and 1998, amounts due from the Management Company for unpaid interest receivable and unpaid accrued preferred dividends were not material to the consolidated financial statements. Amounts due to the Management Company under cost-sharing arrangements and management contracts are included in notes and advances receivable from Management Company and affiliates.

   Included in operating income of the Management Company for 1999 is a $7,290 loss resulting from interests in two parcels of land held for sale by the Management Company, which were written down to their respective estimated fair market values.

                           SIMON PROPERTY GROUP, L.P.

   Summarized consolidated financial information of the Management Company and a summary of the SPG Operating Partnership's investment in and share of income from the Management Company follows.

                                                               December 31,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
BALANCE SHEET DATA:
  Total assets............................................. $ 184,501 $ 198,952
  Notes payable to the SPG Operating Partnership at 11%,
   due 2008, and advances..................................   162,082   115,378
  Shareholders' equity.....................................    21,740     7,279
The SPG Operating Partnership's Share of:
  Total assets............................................. $ 172,935 $ 184,273
                                                            ========= =========
  Shareholders' equity..................................... $  23,889 $  10,037
                                                            ========= =========

                                                   For the Year Ended December
                                                               31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------- --------- --------
OPERATING DATA:
  Total revenue................................... $ 115,761 $ 100,349 $ 85,542
  Operating Income................................     5,573     8,067   13,766
  Net Income Available for Common Shareholders.... $   4,173 $   6,667 $ 12,366
                                                   ========= ========= ========
  The SPG Operating Partnership's Share of Net
   Income after intercompany profit elimination... $   4,715 $   5,852 $ 10,486
                                                   ========= ========= ========

 European Investment

   The SPG Operating Partnership and the Management Company have a 25% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The SPG Operating Partnership and the Management Company's total combined investment in ERE and BEG at December 31, 1999 was approximately $41,000, with commitments for an additional $22,000, subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects. The agreements with BEG and ERE are structured to allow the SPG Operating Partnership to acquire an additional 25% ownership interest over time. As of December 31, 1999, BEG and ERE had three properties open in Poland and two in France.

   The financial statements of the SPG Operating Partnership's European operations are measured utilizing the Euro and translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, results of operations are translated at the weighted average exchange rate for the period. The translation adjustment resulting from the conversion of BEG and ERE's balance sheets were not significant for the years ended December 31, 1999 and 1998.

                          SIMON PROPERTY GROUP, L.P.

9. Indebtedness

   The SPG Operating Partnership's consolidated mortgages and other notes payable consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
Fixed-Rate Debt
Mortgages and other notes, including $28 and $1,917 net
 premiums, respectively. Weighted average interest and
 maturity of 7.4% and 6.1 years.........................  $2,304,325 $2,290,902
Unsecured notes, including ($275) and $7,992 net
 (discounts) premiums, respectively. Weighted average
 interest and maturity of 7.2% and 7.1 years............   3,489,725  2,896,563
6 3/4% Putable Asset Trust Securities, including $913
 and $1,111 premiums, respectively, due November 2003...     100,913    101,111
7% Mandatory Par Put Remarketed Securities, including
 $5,214 and $5,273 premiums, respectively, due June 2028
 and subject to redemption June 2008....................     205,214    205,273
Commercial mortgage pass-through certificates. Five
 classes bearing interest at weighted average rates and
 maturities of 7.3% and 8.0 years.......................     175,000    175,000
                                                          ---------- ----------
Total fixed-rate debt...................................   6,275,177  5,668,849
Variable-Rate Debt
Mortgages and other notes, including $884 and $1,275
 premiums, respectively. Weighted average interest and
 maturity of 7.0% and 3.1 years.........................  $  558,664 $  352,532
Credit Facility (see below).............................     785,000    368,000
Merger Facility (see below).............................     950,000  1,400,000
Commercial mortgage pass-through certificates, interest
 at 6.2%, due December 2007.............................      50,000     50,000
Unsecured term loans, interest at 6.6%, due February
 2002...................................................     150,000    133,000
                                                          ---------- ----------
Total variable-rate debt................................   2,493,664  2,303,532
                                                          ---------- ----------
Total mortgages and other notes payable, net............  $8,768,841 $7,972,381
                                                          ========== ==========

   General. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain indebtedness is subject to financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and minimum equity values. Debt premiums and discounts are amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

   Mortgages and Other Notes. Certain of the Properties are pledged as collateral to secure the related mortgage notes. The fixed and variable mortgage notes are nonrecourse; however certain notes have partial guarantees by affiliates of approximately $643,667. The fixed-rate mortgages generally require monthly payments of principal and/or interest. Variable-rate mortgages are typically based on LIBOR.

   Unsecured Notes. Certain of the SPG Operating Partnership's unsecured notes totaling $825,000 with weighted average interests and maturities of 8.0% and
8.1 years, respectively, are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets and related cash flows of certain Properties. Certain of the unsecured notes are guaranteed by the SPG Operating Partnership.

                           SIMON PROPERTY GROUP, L.P.

   On February 4, 1999, the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 to retire the $450,000 initial tranche of the Merger Facility (see below) and to pay $142,000 on the outstanding balance of the Credit Facility (see below).

   Credit Facility. The Credit Facility is a $1,250,000 unsecured revolving credit facility. During 1999, the SPG Operating Partnership obtained a three-year extension on the Credit Facility to August of 2002, with an additional one-year extension available at the SPG Operating Partnership's option. The Credit Facility bears interest at LIBOR plus 65 basis points, with an additional 15 basis point facility fee on the entire $1,250,000. The maximum and average amounts outstanding during 1999 under the Credit Facility were $785,000 and $487,255, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1999, the Credit Facility had an effective interest rate of 6.47%, with $460,519 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

   The Merger Facility. In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and $450,000 of the remaining balance will mature on March 24, 2000, with the remaining $500,000 due on September 24, 2000. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Financing costs of $9,707, which were incurred to obtain the Merger Facility, are amortized over 18 months.

 Debt Maturity and Other

   As of December 31, 1999, scheduled principal repayments on indebtedness were as follows:

   2000............................................................. $1,161,653
   2001.............................................................    268,436
   2002.............................................................  1,563,601
   2003.............................................................  1,135,047
   2004.............................................................  1,083,039
   Thereafter.......................................................  3,550,301
                                                                     ----------
   Total principal maturities.......................................  8,762,077
   Net unamortized debt premiums....................................      6,764
                                                                     ----------
   Total mortgages and other notes payable.......................... $8,768,841
                                                                     ==========

   The Joint Venture Properties have $4,484,598 and $2,861,589 of mortgages and other notes payable at December 31, 1999 and 1998, respectively. The SPG Operating Partnership's share of this debt was $1,876,158 and $1,227,044 at December 31, 1999 and 1998, respectively. This debt, including premiums of $22,521 in 1999, becomes due in installments over various terms extending through 2010, with interest rates ranging from 6.26% to 9.98% (weighted average rate of 7.37% at December 31, 1999). The debt, excluding the $22,521 of premiums, matures $502,705 in 2000; $226,374 in 2001; $268,646 in 2002;
$844,459 in 2003; $406,161 in 2004 and $2,213,732 thereafter.

                           SIMON PROPERTY GROUP, L.P.

 Interest Rate Protection Agreements

   The SPG Operating Partnership has entered into interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to certain of its variable-rate mortgages and other notes payable. Swap arrangements, which effectively fix the SPG Operating Partnership's interest rate on the respective borrowings, have been entered into for $248,000 principal amount of consolidated debt. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $190,000 principal amount of consolidated debt and cap LIBOR at rates ranging from 8.7% to 16.77% through the related debt's maturity. Costs of the caps ($1,338) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $187 and $429 as of December 31, 1999 and 1998, respectively. The SPG Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest (expense) savings of ($1,880), $263 and $1,586 for the years ended December 31, 1999, 1998 and 1997, respectively. This did not materially impact the SPG Operating Partnership's weighted average borrowing rate.

 Fair Value of Financial Instruments

   The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of consolidated fixed-rate mortgages and other notes payable, was approximately $5,649,467 and $6,100,000 at December 31, 1999 and 1998, respectively. The fair value of the consolidated interest rate protection agreements at December 31, 1999 and 1998, was $6,600 and ($7,213), respectively. At December 31, 1999 and 1998, the estimated discount rates were 8.06% and 6.70%, respectively.

10. Rentals under Operating Leases

   The SPG Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1999, are as follows:

   2000............................................................. $   950,438
   2001.............................................................     890,852
   2002.............................................................     831,762
   2003.............................................................     753,945
   2004.............................................................     658,211
   Thereafter.......................................................   2,407,943
                                                                     -----------
                                                                     $ 6,493,151
                                                                     ===========

   Approximately 1.8% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the SPG Operating Partnership.

11. Partners' Equity

 Unit Issuances

   As described in Note 3, as part of the consideration paid for the NED Acquisition, the SPG Operating Partnership issued 1,269,446 Paired Units valued at approximately $36,400; 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72,800; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78,000. In addition, as part of the NED Acquisition, the SPG Operating Partnership issued 3,617,070 Paired Units to SPG in exchange for a note receivable, which is recorded as a reduction of partners' equity.

                          SIMON PROPERTY GROUP, L.P.

   During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating combined net proceeds of approximately $91,399. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

   On November 11, 1997, the SPG Operating Partnership issued 3,809,523 Units upon the conversion of 4,000,000 8.125% Series A Preferred Units.

   On September 19, 1997, SPG issued 4,500,000 shares of its common stock in a public offering. SPG contributed the net proceeds of approximately $146,800 to the SPG Operating Partnership in exchange for an equal number of Units. The SPG Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

 Preferred Units

   The following table summarizes each of the series of preferred Units of the SPG Operating Partnership:

                                                            As of December 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------- ----------
Series A 6.5% Convertible Preferred Units, 209,249 units
 authorized, 53,271 and 209,249 issued and outstanding,
 respectively...........................................  $    68,073 $  267,393
Series B 6.5% Convertible Preferred Units, 5,000,000
 units authorized, 4,844,331 issued and outstanding.....      450,523    450,523
Series B 8.75% Cumulative Redeemable Preferred Units,
 8,000,000 units authorized, issued and outstanding.....      192,989    192,989
Series C 7.89% Cumulative Step-Up Premium RateSM
 Convertible Preferred Units, 3,000,000 units
 authorized, issued and outstanding.....................      146,608    146,340
Series C 7.00% Cumulative Convertible Preferred Units,
 2,700,000 units authorized and 2,584,227 and 0 issued
 and outstanding, respectively..........................       72,358        --
Series D 8.00% Cumulative Redeemable Preferred Units,
 2,700,000 units authorized and 2,584,227 and 0 issued
 and outstanding, respectively..........................       77,527        --
Series E 8.00% Cumulative Redeemable Preferred Units,
 1,000,000 units authorized, 1,000,000 and 0 issued and
 outstanding, respectively..............................       24,242        --
                                                          ----------- ----------
                                                          $ 1,032,320 $1,057,245
                                                          =========== ==========

   Series A Convertible Preferred Units. During 1999, 155,978 Series A Convertible Preferred Units were converted into 5,926,440 Paired Units. In addition, another 153,890 Paired Units were issued to the holders of the converted units in lieu of the cash dividends allocable to those preferred units. Each of the Series A Convertible Preferred Units has a liquidation preference of $1,000 and is convertible into 37.995 Paired Units, subject to adjustment under certain circumstances. The Series A Convertible Preferred Units are not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

   Series B Convertible Preferred Units. Each of the Series B Convertible Preferred Units has a liquidation preference of $100 and is convertible into
2.586 Paired Units, subject to adjustment under circumstances identical to those of the Series A Preferred Units. SPG may redeem the Series B Preferred Units on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

                           SIMON PROPERTY GROUP, L.P.

   Series B Cumulative Redeemable Preferred Units. SPG Properties, Inc. ("SPG Properties"), a general partner of the SPG Operating Partnership, has outstanding 8,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock, which it may redeem any time on or after September 29, 2006, at a liquidation value of $25.00 per share, plus accrued and unpaid dividends. The liquidation value (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, which may include other series of preferred shares. SPG Properties holds preferred units in the SPG Operating Partnership with economic terms substantially identical to those of the Series B Preferred Stock.

   Series C Cumulative Step-Up Premium RateSM Preferred Units. SPG Properties, Inc. also has outstanding 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") with a liquidation value of $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. Beginning September 30, 2007, SPG Properties, Inc. may redeem the Series C Preferred Shares in whole or in part, using only the sale proceeds of other capital stock of SPG Properties, Inc., at a liquidation value of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties, Inc. SPG Properties holds preferred units in the SPG Operating Partnership with economic terms substantially identical to those of the Series B Preferred Stock.

   Series C and D Preferred Units. In connection with the NED Acquisition, the SPG Operating Partnership issued two new series of preferred Units during 1999 as a component of the consideration for the Properties acquired. The SPG Operating Partnership authorized 2,700,000, and issued 2,584,227, 7.00% Cumulative Convertible Preferred Units (the "7.00% Preferred Units") having a liquidation value of $28.00 per Unit. The 7.00% Preferred Units accrue cumulative dividends at a rate of $1.96 annually, which is payable quarterly in arrears. The 7.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of SPG with terms substantially identical to the 7.00% Preferred Units or Paired Units at a ratio of 0.75676 to one provided that the closing stock price of SPG's Paired Shares exceeds $37.00 for any three consecutive trading days prior to the conversion date. The SPG Operating Partnership may redeem the 7.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in Paired Units. In the event of the death of a holder of the 7.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 7.00% Preferred Units at liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

   The SPG Operating Partnership also authorized 2,700,000, and issued 2,584,227, 8.00% Cumulative Redeemable Preferred Units (the "8.00% Preferred Units") having a liquidation value of $30.00. The 8.00% Preferred Units accrue cumulative dividends at a rate of $2.40 annually, which is payable quarterly in arrears. The 8.00% Preferred Units are each paired with one 7.00% Preferred Unit or with the Paired Units into which the 7.00% Preferred Units may be converted. The SPG Operating Partnership may redeem the 8.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the SPG Operating Partnership having the same terms as the 8.00% Preferred Units, except that the distribution coupon rate would be reset to a then determined market rate, or in Paired Units. The 8.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of SPG with terms substantially identical to the 8.00% Preferred Units. In the event of the death of a holder of the 8.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 8.00%

                           SIMON PROPERTY GROUP, L.P.

Preferred Units owned by such holder at their liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

   Series E Cumulative Redeemable Preferred Units. As part of the consideration for the purchase of ownership in Mall of America, SPG issued 1,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $24,242. The Series E Cumulative Redeemable Preferred Stock is redeemable beginning August 27, 2004 at the liquidation value of $25 per share. SPG contributed the interest in Mall of America to the SPG Operating Partnership in exchange for cash and the preferred units with economic terms identical to the Series E Preferred Stock.

 Notes Receivable from Former CPI Shareholders

   Notes receivable of $27,168 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in the CPI Merger, are reflected as a deduction from partners' equity in the accompanying consolidated financial statements. Certain of such notes totaling $9,519 bear interest at rates ranging from 5.31% to 6.00% and become due during the period 2000 to 2002. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

 The Simon Property Group 1998 Stock Incentive Plan

   The SPG Operating Partnership and SPG have a stock incentive plan (the "1998 Plan"), which provides for the grant of equity-based awards during a ten-year period, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. The Companies have reserved for issuance 6,300,000 Paired Shares under the 1998 Plan. Additionally, the partnership agreements require the Companies to sell Paired Shares to the Operating Partnerships, at fair value, sufficient to satisfy the exercising of stock options, and for the Companies to purchase Paired Units for cash in an amount equal to the fair market value of such Paired Shares.

   Administration. The 1998 Plan is administered by SPG's Compensation Committee (the "Committee"). The Committee, in its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the Paired Shares on the date of grant. Employee Options generally vest over a three-year period and expire ten years from the date of grant.

   Director Options. The 1998 Plan provides for automatic grants of Options to directors ("Director Options") of SPG who are not also employees of the SPG Operating Partnership or its "affiliates" ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 Paired Shares upon the director's initial election to the Board of Directors, and upon each reelection, an additional 3,000 Director Options multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors. The exercise price of the options is equal to the fair market value of the Paired Shares on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of SPG (as defined in the 1998 Plan). Director Options terminate 30 days after the optionee ceases to be a member of the Board of Directors.

                           SIMON PROPERTY GROUP, L.P.

   Restricted Stock. The 1998 Plan also provides for shares of restricted common stock of the Companies to be granted to certain employees at no cost to those employees, subject to growth targets established by the Committee (the "Restricted Stock Program"). Restricted stock vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. During 1999, 1998 and 1997, a total of 537,861; 495,131 and 448,753 Paired Shares, respectively, net of forfeitures, were awarded under the Restricted Stock Program and predecessor programs. Through December 31, 1999 a total of 1,825,086 Paired Shares, net of forfeitures, were awarded. Approximately $10,601, $9,463 and $5,386 relating to these awards were amortized in 1999, 1998 and 1997, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

   The SPG Operating Partnership accounts for stock-based compensation programs using the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. During 1999, the SPG Operating Partnership awarded 159,000 additional options to directors and employees. Director Options vest over a twelve-month period, while 62,500 of the Employee Options granted during 1999 vest over two years, and 37,500 vested immediately. The impact on pro forma net income and earnings per share as a result of applying the fair value method, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation costs measured at the grant date based on the fair value of the award, was not material.

   The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                  December 31,
                                      ---------------------------------------
                                          1999           1998         1997
                                      -------------  -------------  ---------
Weighted Average Fair Value per
 Option.............................. $        3.27  $        7.24  $    3.18
Expected Volatility..................  19.78--19.89%  30.83--41.79%     17.63%
Risk-Free Interest Rate..............    5.25--5.78%    4.64--5.68%      6.82%
Dividend Yield.......................    5.32--6.43%    6.24--6.52%       6.9%
Expected Life........................      10 years       10 years   10 years

   The weighted average remaining contract life for options outstanding as of December 31, 1999 was 6.0 years.

                           SIMON PROPERTY GROUP, L.P.

   Information relating to Director Options and Employee Options from December 31, 1996 through December 31, 1999 is as follows:

                                   Director Options       Employee Options
                                 --------------------- -----------------------
                                          Option Price            Option Price
                                 Options  per Share(1)  Options   per Share(1)
                                 -------  ------------ ---------  ------------
Shares under option at December
 31, 1996.......................  85,080    $ 24.49    1,622,983    $ 23.00
                                 -------    -------    ---------    -------
  Granted.......................   9,000      29.31          --         N/A
  Exercised.....................  (8,000)     23.62     (361,902)     23.29
  Forfeited.....................     --         N/A      (13,484)     23.99
                                 -------    -------    ---------    -------
Shares under option at December
 31, 1997.......................  86,080    $ 24.12    1,247,597    $ 22.90
                                 -------    -------    ---------    -------
  Granted.......................     --         N/A      385,000      30.40
  CPI Options Assumed...........     --         N/A      304,209      25.48
  Exercised.....................  (8,000)     26.27      (38,149)     23.71
  Forfeited.....................  (3,000)     29.31       (4,750)     25.25
                                 -------    -------    ---------    -------
Shares under option at December
 31, 1998.......................  75,080    $ 24.11    1,893,907    $ 24.82
                                 =======    =======    =========    =======
  Granted.......................  59,000      26.79      100,000      25.29
  Exercised.....................  (5,000)     22.25      (77,988)     23.21
  Forfeited.....................     --         N/A      (58,253)     23.48
                                 -------    -------    ---------    -------
Shares under option at December
 31, 1999....................... 129,080    $ 25.41    1,857,666    $ 24.95
                                 =======    =======    =========    =======
Options exercisable at December
 31, 1999....................... 108,080    $ 24.69    1,636,833    $ 24.46
                                 =======    =======    =========    =======

--------
(1) Represents the weighted average price when multiple prices exist.

 Exchange Rights

   Limited partners in the Operating Partnerships have the right to exchange all or any portion of their Paired Units for Paired Shares on a one-for-one basis or cash, as selected by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Companies' common stock at that time. The Companies have reserved 65,444,680 Paired Shares for possible issuance upon the exchange of Paired Units.

12. Employee Benefit Plans

   The SPG Operating Partnership maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 1.5% of eligible employees' compensation. The SPG Operating Partnership contributed $3,189, $2,581 and $2,727 to the plan in 1999, 1998 and 1997, respectively.

   Except for the 401(k) plan, the SPG Operating Partnership offers no other postretirement or postemployment benefits to its employees.

                           SIMON PROPERTY GROUP, L.P.

13. Commitments and Contingencies

 Litigation

   Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and the SPG Operating Partnership. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage").

   The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale.

   The SPG Operating Partnership has agreed to indemnify Chase and other nonparties to the litigation that are related to the offering of certificates secured by the Chase Mortgage against, among other things, (i) any and all litigation expenses arising as a result of litigation or threatened litigation brought by Triple Five, or any of its owners or affiliates, against any person regarding the Chase Mortgage, the Teachers Sale, any securitization of the Chase Mortgage or any transaction related to the foregoing and (ii) any and all damages, awards, penalties or expenses payable to or on behalf of Triple Five (or payable to a third party as a result of such party's obligation to pay Triple Five) arising out of such litigation. These indemnity obligations do not extend to liabilities covered by title insurance.

   The SPG Operating Partnership believes that the Triple Five litigation is without merit and intends to defend the action vigorously. To that end, all defendants have removed the action to federal court and have served a motion, which is pending, to dismiss Triple Five's complaint in its entirety on the grounds that the complaint fails to state a claim. The SPG Operating Partnership believes that neither the Triple Five litigation nor any potential payments under the indemnity, if any, will have a material adverse effect on the SPG Operating Partnership. Given the early stage of the litigation it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

   Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in

                           SIMON PROPERTY GROUP, L.P.

favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court issued an order changing jurisdiction. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to calculate Plaintiffs' damages and rule upon counterclaims asserted by the SPG Operating Partnership. As a result of the appellate court's decision, the SPG Operating Partnership recorded a $12,000 loss in 1999 related to this litigation in the accompanying consolidated statements of operations as an unusual item.

   Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court has not yet determined whether it will take the matter up on appeal. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

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

 Lease Commitments

   As of December 31, 1999, a total of 35 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2000 to 2090. These ground leases generally require payments by the SPG Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the SPG Operating Partnership for the years ended December 31, 1999, 1998 and 1997, was $13,365, $13,618 and $10,511, respectively.

   Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

   2000............................................................... $   7,544
   2001...............................................................     7,645
   2002...............................................................     7,925
   2003...............................................................     7,864
   2004...............................................................     7,407
   Thereafter.........................................................   495,963
                                                                       ---------
                                                                       $ 534,348
                                                                       =========

                           SIMON PROPERTY GROUP, L.P.

 Long-term Contract

   On September 30, 1999, the SPG Operating Partnership entered into a five year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements throughout the SPG Operating Partnership's portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. The SPG Operating Partnership has committed to pay Enron a fixed percentage of the Portfolio's historical energy costs for these services over the term of the agreement.

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

14. Related Party Transactions

   In preparation for the CPI Merger, on July 31, 1998, CPI, with the assistance of the SPG Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The SPG Operating Partnership and certain third-party affiliates each received a $2,500 fee from CPI in connection with the sale.

15. New Accounting Pronouncement

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS 133 will be effective for the SPG Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management is currently evaluating the impact of SFAS 133, which it believes could increase volatility in earnings and other comprehensive income.

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The SPG Operating Partnership currently recognizes overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership will adopt SAB 101 effective January 1, 2000. Management is currently evaluating the impact of applying SAB 101 and expects to record a loss from the cumulative effect of a change in accounting principle of approximately $13,000 in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year.

                           SIMON PROPERTY GROUP, L.P.

16. Quarterly Financial Data (Unaudited)

   Consolidated summarized quarterly 1999 and 1998 data is as follows:

                              First        Second         Third        Fourth        Annual
                             Quarter       Quarter       Quarter       Quarter       Amount
                          ------------- ------------- ------------- ------------- -------------
1999
----
Total revenue...........  $     441,194 $     453,419 $     466,913 $     518,709 $   1,880,235
Operating income........        194,706       208,491       212,878       236,636       852,711
Income before unusual
 and extraordinary
 items..................         66,638        67,735        84,164        91,306       309,843
Net income available to
 Unitholders............         47,159        51,569        55,064        68,023       221,815
Net income before
 extraordinary items per
 Unit(1)................  $        0.21 $        0.22 $        0.24 $        0.31 $        0.98
Net income per Unit(1)..  $        0.21 $        0.22 $        0.24 $        0.29 $        0.95
Weighted Average Units
 Outstanding............    227,879,830   232,231,002   232,636,887   236,713,575   232,569,029
Diluted net income
 before extraordinary
 items per Unit(1)......  $        0.21 $        0.22 $        0.24 $        0.31 $        0.98
Diluted net income per
 Unit(1)................  $        0.21 $        0.22 $        0.24 $        0.29 $        0.95
Diluted weighted Average
 Units Outstanding......    228,061,703   232,498,343   232,707,718   236,729,515   232,706,031

                              First        Second         Third        Fourth        Annual
                             Quarter       Quarter       Quarter       Quarter       Amount
                          ------------- ------------- ------------- ------------- -------------
1998
----
Total revenue...........  $     300,257 $     310,375 $     321,987 $     467,570 $   1,400,189
Operating income........        133,667       145,226       147,326       213,790       640,009
Income before
 extraordinary items....         45,124        43,514        52,635        91,983       233,256
Net income available to
 Unitholders............         37,790        43,204        44,539        73,398       198,931
Net income before
 extraordinary items per
 Unit(1)................  $        0.22 $        0.21 $        0.25 $        0.32 $        1.01
Net income per Unit(1)..  $        0.22 $        0.25 $        0.25 $        0.33 $        1.05
Weighted Average Units
 Outstanding............    173,084,147   176,098,843   180,987,067   225,670,566   189,082,385
Diluted net income
 before extraordinary
 items per Unit(1)......  $        0.22 $        0.21 $        0.25 $        0.32 $        1.01
Diluted net income per
 Unit(1)................  $        0.22 $        0.25 $        0.25 $        0.32 $        1.05
Diluted weighted Average
 Units Outstanding......    173,471,370   176,489,839   181,312,399   225,972,148   189,439,534

--------
(1) Primarily due to the cyclical nature of earnings available for Units and the issuance of additional Units during the periods, the sum of the quarterly earnings per Unit sometimes varies from the annual earnings per Unit.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPG PROPERTIES, INC.

                                                      /s/ David Simon
                                          By __________________________________
                                                        David Simon
                                                  Chief Executive Officer

March 23, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

         /s/ David Simon               Chief Executive Officer      March 23, 2000
______________________________________  and Director (Principal
             David Simon                Executive Officer)

        /s/ Herbert Simon              Co-Chairman of the Board     March 23, 2000
______________________________________  of Directors
            Herbert Simon

         /s/ Melvin Simon              Co-Chairman of the Board     March 23, 2000
______________________________________  of Directors
             Melvin Simon

       /s/ Hans C. Mautner             Vice Chairman of the Board   March 23, 2000
______________________________________  of Directors
           Hans C. Mautner

       /s/ Richard Sokolov             President, Chief Operating   March 23, 2000
______________________________________  Officer and Director
           Richard Sokolov

      /s/ Robert E. Angelica           Director                     March 23, 2000
______________________________________
          Robert E. Angelica

         /s/ Birch Bayh                Director                     March 23, 2000
______________________________________
              Birch Bayh

    /s/ Pieter S. van den Berg         Director                     March 23, 2000
______________________________________
        Pieter S. van den Berg

      /s/ G. William Miller            Director                     March 23, 2000
______________________________________
          G. William Miller

      /s/ Fredrick W. Petri            Director                     March 23, 2000
______________________________________
          Fredrick W. Petri

       /s/ J. Albert Smith             Director                     March 23, 2000
______________________________________
           J. Albert Smith

        /s/ Philip J. Ward             Director                     March 23, 2000
______________________________________
            Philip J. Ward

     /s/ M. Denise DeBartolo York      Director                     March 23, 2000
______________________________________
       M. Denise DeBartolo York

          /s/ John Dahl                Senior Vice President        March 23, 2000
______________________________________  (Principal Accounting
              John Dahl                 Officer)

Principal Financial Officers:

     /s/ Stephen E. Sterrett           Treasurer                    March 23, 2000
______________________________________
         Stephen E. Sterrett

    /s/ James R. Giuliano III          Senior Vice President        March 23, 2000
______________________________________
        James R. Giuliano III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Simon Property Group, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III:
Real Estate and Accumulated Depreciation", as of December 31, 1999, is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Indianapolis, Indiana,
February 16, 2000.

                                                                    SCHEDULE III

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                             (Dollars in thousands)

                                                      Cost Capitalized          Gross Amounts At
                                                        Subsequent to             Which Carried
                                    Initial Cost         Acquisition           At Close of Period
                                -------------------- -------------------- -----------------------------
                                         Buildings            Buildings            Buildings
                                            and                  and                  and                 Accumulated
 Name, Location    Encumbrances  Land   Improvements  Land   Improvements  Land   Improvements Total(1) Depreciation(2)
 --------------    ------------ ------- ------------ ------  ------------ ------- ------------ -------- ---------------
Regional Malls
Alton Square,
Alton, IL.......     $     0    $   154   $  7,641   $    0    $11,835    $   154   $ 19,476   $ 19,630     $ 3,142
Amigoland Mall,
Brownsville, TX..          0      1,045      4,518        0        954      1,045      5,472      6,517       1,890
Anderson Mall,
Anderson, SC....      27,500      1,712     18,122    1,363      4,506      3,075     22,628     25,703       5,918
Arsenal Mall,
Watertown, MA...      36,871          0     62,206        0          0          0     62,206     62,206         251
Arsenal Mall
HCHIP,
Watertown, MA...           0          0      3,922        0          0          0      3,922      3,922          14
Aurora Mall,
Aurora, CO......           0     11,400     55,692        0      1,024     11,400     56,716     68,116       2,024
Barton Creek
Square, Austin,
TX..............           0      4,414     20,699      771     31,860      5,185     52,559     57,744      10,939
Battlefield
Mall,
Springfield,
MO..............      92,177      4,039     29,769    3,225     37,097      7,264     66,866     74,130      14,716
Bay Park Square,
Green Bay, WI...      24,848      6,864     25,623      362      2,653      7,226     28,276     35,502       2,706
Bergen Mall,
Paramus, NJ.....           0     11,020     92,541        0      6,888     11,020     99,429    110,449       9,320
Biltmore Square,
Asheville, NC...      25,765     10,908     19,315        0      1,117     10,908     20,432     31,340       2,164
Boynton Beach
Mall, Boynton
Beach, FL.......           0     33,758     67,710        0      5,288     33,758     72,998    106,756       7,327
Brea Mall, Brea,
CA..............           0     39,500    209,202        0      1,394     39,500    210,596    250,096       7,506
Broadway Square,
Tyler, TX.......           0     11,470     32,439        0      3,862     11,470     36,301     47,771       5,447
Brunswick
Square, East
Brunswick, NJ...           0      8,436     55,838        0     11,570      8,436     67,408     75,844       5,827
Burlington Mall,
Burlington, MA..           0     46,600    303,618        0        717     46,600    304,335    350,935      10,910
Castleton
Square,
Indianapolis,
IN..............           0     44,860     80,963    2,500     28,145     47,360    109,108    156,468       9,540
Century III
Mall, West
Miffin, PA......      66,000     17,251    117,822        0      1,758     17,251    119,580    136,831      25,684
Charlottesville
Fashion Square,
Charlottesville,
VA..............           0          0     54,738        0      1,170          0     55,908     55,908       3,743
Chautauqua Mall,
Jamestown, NY...           0      3,257      9,641        0     13,740      3,257     23,381     26,638       2,309
Cheltenham
Square,
Philadelphia,
PA..............      34,226     14,227     43,799        0      3,553     14,227     47,352     61,579       4,801
Chesapeake
Square,
Chesapeake, VA..      46,739     11,534     70,461        0      2,737     11,534     73,198     84,732       7,045
Cielo Vista
Mall, El Paso,
TX..............      94,817      1,307     18,512      608     18,507      1,915     37,019     38,934      11,034
College Mall,
Bloomington,
IN..............      53,481      1,012     16,245      722     19,465      1,734     35,710     37,444      10,114
Columbia Center,
Kennewick, WA...      42,326     27,170     58,185        0      6,080     27,170     64,265     91,435       6,328
Cordova Mall,
Pensacola, FL...           0     18,800     75,880     (158)     1,335     18,642     77,215     95,857       4,395
Cottonwood Mall,
Albuquerque,
NM..............           0     13,145     69,173     (981)       (77)    12,164     69,096     81,260       9,351
Crossroads Mall,
Omaha, NE.......           0        884     37,293      409     28,715      1,293     66,008     67,301       8,850
Crystal River
Mall, Crystal
River, FL.......      15,292     11,650     14,252        0      3,569     11,650     17,821     29,471       1,713
                      Date of
 Name, Location     Construction
 --------------    --------------
Regional Malls
Alton Square,
Alton, IL.......   1993 (Note 3)
Amigoland Mall,
Brownsville, TX..  1974
Anderson Mall,
Anderson, SC....   1972
Arsenal Mall,
Watertown, MA...   1999 (Note 4)
Arsenal Mall
HCHIP,
Watertown, MA...   1999 (Note 4)
Aurora Mall,
Aurora, CO......   1998 (Note 4)
Barton Creek
Square, Austin,
TX..............   1981
Battlefield
Mall,
Springfield,
MO..............   1970
Bay Park Square,
Green Bay, WI...   1996 (Note 4)
Bergen Mall,
Paramus, NJ.....   1996 (Note 4)
Biltmore Square,
Asheville, NC...   1996 (Note 4)
Boynton Beach
Mall, Boynton
Beach, FL.......   1996 (Note 4)
Brea Mall, Brea,
CA..............   1998 (Note 4)
Broadway Square,
Tyler, TX.......   1994 (Note 3)
Brunswick
Square, East
Brunswick, NJ...   1996 (Note 4)
Burlington Mall,
Burlington, MA..   1998 (Note 4)
Castleton
Square,
Indianapolis,
IN..............   1996 (Note 4)
Century III
Mall, West
Miffin, PA......   1999 (Note 4)
Charlottesville
Fashion Square,
Charlottesville,
VA..............   1997 (Note 4)
Chautauqua Mall,
Jamestown, NY...   1996 (Note 4)
Cheltenham
Square,
Philadelphia,
PA..............   1996 (Note 4)
Chesapeake
Square,
Chesapeake, VA..   1996 (Note 4 )
Cielo Vista
Mall, El Paso,
TX..............   1974
College Mall,
Bloomington,
IN..............   1965
Columbia Center,
Kennewick, WA...   1996 (Note 4)
Cordova Mall,
Pensacola, FL...   1998 (Note 4)
Cottonwood Mall,
Albuquerque,
NM..............   1996
Crossroads Mall,
Omaha, NE.......   1994 (Note 3)
Crystal River
Mall, Crystal
River, FL.......   1996 (Note 4)

                          SIMON PROPERTY GROUP, L.P.

                               December 31, 1999

                            (Dollars in thousands)

                                                      Cost Capitalized        Gross Amounts At
                                                       Subsequent to           Which Carried
                                    Initial Cost        Acquisition          At Close of Period
                                 ------------------- ------------------ ----------------------------
                                         Buildings          Buildings           Buildings
                                            and                and                 and                 Accumulated      Date of
 Name, Location     Encumbrances  Land  Improvements Land  Improvements  Land  Improvements Total(1) Depreciation(2) Construction
 --------------     ------------ ------ ------------ ----- ------------ ------ ------------ -------- --------------- -------------
DeSota Square,
Bradeston, FL...       38,880     9,380    52,716        0     4,102     9,380    56,818     66,198       5,675      1996 (Note 4)
Eastern Hills
Mall, Buffalo,
NY..............            0    15,444    47,604       12     3,626    15,456    51,230     66,686       5,140      1996 (Note 4)
Eastland Mall,
Tulsa, OK.......       15,000     3,124    24,035      518     6,625     3,642    30,660     34,302       6,700      1986
Edison Mall,
Fort Myers, FL..            0    11,529   107,381        0     3,803    11,529   111,184    122,713       7,117      1997 (Note4)
Fashion Mall at
Keystone at the
Crossing,
Indianapolis,
IN..............       63,569         0   120,579        0     2,041         0   122,620    122,620       6,974      1997 (Note 4)
Forest Mall,
Fond Du Lac,
WI..............       15,550       728     4,498        0     5,979       728    10,477     11,205       2,399      1973
Forest Village
Park,
Forestville,
MD..............       21,850     1,212     4,625      757     4,303     1,969     8,928     10,897       2,479      1980
Fremont Mall,
Fremont, NE.....            0        26     1,280      265     3,003       291     4,283      4,574         807      1966
Golden Ring
Mall, Baltimore,
MD..............       29,750     1,130     8,955      572     8,691     1,702    17,646     19,348       5,588      1974 (Note 3)
Great Lakes
Mall, Cleveland,
OH..............       61,121    14,607   100,362        0     4,265    14,607   104,627    119,234      10,386      1996 (Note 4)
Greenwood Park
Mall,
Greenwood, IN...       96,236     2,607    23,500    5,275    58,683     7,882    82,183     90,065      17,666      1979
Gulf View
Square, Port
Richey, FL......       37,064    13,690    39,997        0     7,069    13,690    47,066     60,756       4,260      1996 (Note 4)
Haywood Mall,
Greenville, SC..            0    11,604   133,893        0       252    11,604   134,145    145,749      11,174      1999 (Note 4)
Heritage Park,
Midwest City,
OK..............            0       598     6,213        0     2,363       598     8,576      9,174       2,804      1978
Hutchinson Mall,
Hutchinson, KS..       15,882     1,683    18,427        0     2,998     1,683    21,425     23,108       5,147      1985
Independence
Center,
Independence, MO..          0     5,539    45,822        0    15,864     5,539    61,686     67,225       8,017      1994 (Note 3)
Ingram Park
Mall, San
Antonio, TX.....            0       820    17,163      169    14,644       989    31,807     32,796       9,468      1979
Irvin Mall,
Irving, TX......            0     6,737    17,479    2,533    24,468     9,270    41,947     51,217      10,991      1971
Jefferson Valley
Mall, Yorktown
Heights, NY.....       50,000     4,868    30,304        0     4,409     4,868    34,713     39,581       8,690      1983
Knoxville
Center,
Knoxville, TN...            0     5,006    21,965    3,712    34,547     8,718    56,512     65,230       8,836      1984
Lakeline Mall,
N. Austin, TX...       72,180    14,948    81,568        0       210    14,948    81,778     96,726       7,342      1999 (Note 4)
La Plaza,
McAllen, TX.....            0     2,194     9,828    7,454    14,173     9,648    24,001     33,649       3,698      1976
Lafayette
Square,
Indianapolis,
IN..............            0    25,546    43,294        0     9,361    25,546    52,655     78,201       5,184      1996 (Note 4)
Laguna Hills
Mall, Laguna
Hills, CA.......            0    28,074    55,689        0     3,239    28,074    58,928     87,002       3,818      1997 (Note 4)
Lenox Square,
Atlanta, GA.....            0    41,900   492,411        0     1,842    41,900   494,253    536,153      17,609      1998 (Note 4)
Lima Mall, Lima,
OH..............       18,903     7,910    35,495        0     3,733     7,910    39,228     47,138       3,819      1996 (Note 4)
Lincolnwood Town
Center,
Lincolnwood,
IL..............            0    11,197    63,490       28     1,286    11,225    64,776     76,001      14,756      1990
Livingston Mall,
Livingston, NJ..            0    30,200   105,250        0       438    30,200   105,688    135,888       3,763      1998 (Note 4)
Longview Mall,
Longview, TX....       27,600       270     3,602      124     7,138       394    10,740     11,134       2,684      1978

                          SIMON PROPERTY GROUP, L.P.

                               December 31, 1999

                            (Dollars in thousands)

                                                    Cost Capitalized        Gross Amounts At
                                                     Subsequent to           Which Carried
                                  Initial Cost        Acquisition          At Close of Period
                               ------------------- ------------------ ----------------------------
                                       Buildings          Buildings           Buildings
                                          and                and                 and                 Accumulated      Date of
 Name, Location   Encumbrances  Land  Improvements Land  Improvements  Land  Improvements Total(1) Depreciation(2) Construction
 --------------   ------------ ------ ------------ ----- ------------ ------ ------------ -------- --------------- -------------
Machesney Park
Mall, Rockford,
IL..............          0       614     7,438      120     4,189       734    11,627     12,361       3,879      1979
Markland Mall,
Kokomo, IN......          0         0     7,568        0     2,763         0    10,331     10,331       2,165      1968
Mc Cain Mall, N.
Little Rock,
AR..............     43,259         0     9,515        0     8,099         0    17,614     17,614       5,950      1973
Melbourne
Square,
Melbourne, FL...     38,869    20,552    51,110        0     4,656    20,552    55,766     76,318       5,378      1996 (Note 4)
Memorial Mall,
Sheboygan, WI...          0       175     4,881        0       853       175     5,734      5,909       1,613      1969
Menlo Park Mall,
Edison, NJ......          0    65,684   223,252        0     5,574    65,684   228,826    294,510      14,858      1997 (Note 4)
Miami
International
Mall, Miami,
FL..............     45,920    13,794    69,701    8,942     4,105    22,736    73,806     96,542      21,944      1996 (Note 4)
Midland Park
Mall, Midland,
TX..............     28,000       687     9,213        0     6,533       687    15,746     16,433       4,739      1980
Miller Hill
Mall, Duluth,
MN..............          0     2,537    18,113        0     9,208     2,537    27,321     29,858       5,470      1973
Mission Viejo
Mall, Mission
Viejo, CA.......    110,068     9,139    54,445    5,613   117,736    14,752   172,181    186,933       6,877      1996 (Note 4)
Mounds Mall,
Anderson, IN....          0         0     2,689        0     2,291         0     4,980      4,980       2,054      1965
Muncie Mall,
Muncie, IN......      8,294       172     5,964       52    21,231       224    27,195     27,419       4,502      1970
Nanuet Mall,
Nanuet, NY......          0    27,700   162,993        0       991    27,700   163,984    191,684       5,877      1998 (Note 4)
North East Mall,
Hurst, TX.......     73,636     1,347    13,473    2,961   119,444     4,308   132,917    137,225       5,349      1996 (Note 4)
North Towne
Square, Toledo,
OH..............     23,500       579     8,382        0     2,072       579    10,454     11,033       4,730      1980
Northgate Mall,
Seattle, WA.....     79,035    89,991    57,873        0    18,920    89,991    76,793    166,784       6,984      1996 (Note 4)
Northlake Mall,
Atlanta, GA.....          0    33,400    98,035        0       149    33,400    98,184    131,584       3,502      1998 (Note 4)
Northwoods Mall,
Peoria, IL......          0     1,203    12,779    1,449    26,976     2,652    39,755     42,407       9,719      1983 (Note 3)
Oak Court Mall,
Memphis, TN.....          0    15,673    57,304        0     1,666    15,673    58,970     74,643       3,901      1997 (Note 4)
Orange Park
Mall,
Jacksonville,
FL..............          0    13,345    65,173        0    14,769    13,345    79,942     93,287      11,030      1994 (Note 3)
Orland Square,
Orland Park,
IL..............     50,000    36,770   129,906        0     2,098    36,770   132,004    168,774       8,206      1997 (Note 4)
Paddock Mall,
Ocala, FL.......     29,478    20,420    30,490        0     4,743    20,420    35,233     55,653       3,366      1996 (Note 4)
Pain Beach Mall,
West Palm
Beach, FL.......     49,419    12,549   112,741        0    20,933    12,549   133,674    146,223      15,092      1998 (Note 4)
Phipps Plaza,
Atlanta, GA.....          0    19,200   210,783        0     1,783    19,200   212,566    231,766       7,583      1998 (Note 4)
Port Charlotte
Town Center,
Port Charlotte,
FL..............     52,099     5,561    59,381        0     8,769     5,561    68,150     73,711       6,003      1996 (Note 4)
Prien Lake Mall,
Lake Charles,
LA..............          0     1,893     2,829    3,091    35,256     4,984    38,085     43,069       4,153      1972
Raleigh Springs
Mall, Memphis,
TN..............          0     9,137    28,604        0     7,014     9,137    35,618     44,755       3,068      1996 (Note 4)
Randall Park
Mall, Cleveland,
OH..............     40,000     4,421    52,456        0    18,073     4,421    70,529     74,950       6,019      1996 (Note 4)
Richardson
Square, Dallas,
TX..............          0     4,867     6,329    1,075    11,338     5,942    17,667     23,609       1,679      1996 (Note 4)
Richmond Towne
Square,
Cleveland, OH...     45,898     2,666    12,112        0    52,961     2,666    65,073     67,739       2,416      1996 (Note 4)

                          SIMON PROPERTY GROUP, L.P.

                               December 31, 1999

                            (Dollars in thousands)

                                                     Cost Capitalized         Gross Amounts At
                                                      Subsequent to             Which Carried
                                   Initial Cost        Acquisition           At Close of Period
                               -------------------- ------------------- -----------------------------
                                        Buildings           Buildings            Buildings
                                           and                 and                  and                 Accumulated
 Name, Location   Encumbrances  Land   Improvements Land   Improvements  Land   Improvements Total(1) Depreciation(2)
 --------------   ------------ ------- ------------ -----  ------------ ------- ------------ -------- ---------------
Richmond Square,
Richmond, IN....          0      3,410    11,343        0      9,037      3,410    20,380     23,790       2,055
River Oaks
Center, Calumet
City, IL........     32,500     30,884   101,224        0      2,064     30,884   103,288    134,172       6,358
Rockaway
Townsquare,
Rockaway, NJ....          0     50,500   218,557        0      2,479     50,500   221,036    271,536       7,843
Rolling Oaks
Mall, North San
Antonio, TX.....          0      2,647    38,609      (70)     1,788      2,577    40,397     42,974      10,877
Roosevelt Field,
Garden City,
NY..............          0    165,006   702,008    2,096      3,657    167,102   705,665    872,767      25,156
Ross Park Mall,
Pittsburgh, PA..          0     14,557    50,995    9,617     48,819     24,174    99,814    123,988      13,370
Santa Rosa
Plaza, Santa
Rosa, CA........          0     10,400    87,864        0        815     10,400    88,679     99,079       3,186
South Hills
Village,
Pittsburgh, PA..          0     23,453   125,858        0        708     23,453   126,566    150,019       7,629
South Park Mall,
Shreveport, LA..     26,384        855    13,684       74      2,806        929    16,490     17,419       5,417
South Shore
Plaza,
Braintree, MA...          0    101,200   301,495        0      1,339    101,200   302,834    404,034      10,860
Southern Park
Mall,
Youngstown, OH..          0     16,982    77,774       97     16,294     17,079    94,068    111,147       9,307
Southgate Mall,
Yuma, AZ........          0      1,817     7,974        0      3,415      1,817    11,389     13,206       2,720
St Charles Towne
Center
Waldorf, MD.....     28,780      9,329    52,974    1,180     10,833     10,509    63,807     74,316      15,715
Summit Mall,
Akron, OH.......          0     23,742    42,769        0     13,191     23,742    55,960     79,702       5,914
Sunland Park
Mall, El Paso,
TX..............     39,125      2,896    28,900        0      4,682      2,896    33,582     36,478       9,568
Tacoma Mall,
Tacoma, WA......     92,474     39,263   125,826        0     10,289     39,263   136,115    175,378      13,015
Tippecanoe Mall,
Lafayette, IN...     61,330      4,187     8,474    5,517     33,545      9,704    42,019     51,723      11,774
Town Center at
Boca Raton, Boca
Raton, FL.......          0     64,200   307,511        0     17,927     64,200   325,438    389,638      10,560
Towne East
Square, Wichita,
KS..............     79,756      9,495    18,479    2,042     11,626     11,537    30,105     41,642       9,189
Towne West
Square, Wichita,
KS..............          0        972    21,203       76      7,947      1,048    29,150     30,198       8,264
Treasure Coast
Square, Jenson
Beach, FL.......     64,419     11,124    73,108    3,067     10,479     14,191    83,587     97,778       7,560
Tyrone Square,
St. Petersburg,
FL..............          0     15,638   120,962        0     12,662     15,638   133,624    149,262      12,477
University Mall,
Little Rock,
AR..............          0        123    17,411        0      1,117        123    18,528     18,651       5,488
University Mall,
Pensacola, FL...          0      4,741    26,657        0      3,506      4,741    30,163     34,904       4,648
University Park
Mall, South
Bend, IN........     59,500     15,105    61,466        0      9,063     15,105    70,529     85,634      32,852
                     Date of
 Name, Location   Construction
 --------------   -------------
Richmond Square,
Richmond, IN....  1996 (Note 4)
River Oaks
Center, Calumet
City, IL........  1997 (Note 4)
Rockaway
Townsquare,
Rockaway, NJ....  1998 (Note 4)
Rolling Oaks
Mall, North San
Antonio, TX.....  1998 (Note 4)
Roosevelt Field,
Garden City,
NY..............  1998 (Note 4)
Ross Park Mall,
Pittsburgh, PA..  1996 (Note 4)
Santa Rosa
Plaza, Santa
Rosa, CA........  1998 (Note 4)
South Hills
Village,
Pittsburgh, PA..  1997 (Note 4)
South Park Mall,
Shreveport, LA..  1975
South Shore
Plaza,
Braintree, MA...  1998 (Note 4)
Southern Park
Mall,
Youngstown, OH..  1996 (Note 4)
Southgate Mall,
Yuma, AZ........  1988 (Note 3)
St Charles Towne
Center
Waldorf, MD.....  1990
Summit Mall,
Akron, OH.......  1996 (Note 4)
Sunland Park
Mall, El Paso,
TX..............  1988
Tacoma Mall,
Tacoma, WA......  1996 (Note 4)
Tippecanoe Mall,
Lafayette, IN...  1973
Town Center at
Boca Raton, Boca
Raton, FL.......  1998 (Note 4)
Towne East
Square, Wichita,
KS..............  1975
Towne West
Square, Wichita,
KS..............  1980
Treasure Coast
Square, Jenson
Beach, FL.......  1996 (Note 4)
Tyrone Square,
St. Petersburg,
FL..............  1996 (Note 4)
University Mall,
Little Rock,
AR..............  1967
University Mall,
Pensacola, FL...  1994 (Note 3)
University Park
Mall, South
Bend, IN........  1996 (Note 4)

                          SIMON PROPERTY GROUP, L.P.

                               December 31, 1999

                            (Dollars in thousands)

                                                    Cost Capitalized        Gross Amounts At
                                                     Subsequent to           Which Carried
                                  Initial Cost        Acquisition          At Close of Period
                               ------------------- ------------------ ----------------------------
                                       Buildings          Buildings           Buildings
                                          and                and                 and                 Accumulated      Date of
 Name, Location   Encumbrances  Land  Improvements Land  Improvements  Land  Improvements Total(1) Depreciation(2) Construction
 --------------   ------------ ------ ------------ ----- ------------ ------ ------------ -------- --------------- -------------
Upper Valley
Mall,
Springfield,
OH..............     30,940     8,421    38,745        0     1,626     8,421    40,371     48,792       4,070      1996 (Note 4)
Valle Vista
Mall, Harlingen,
TX..............     41,623     1,398    17,266      372     8,158     1,770    25,424     27,194       6,430      1983
Virginia Center
Commons,
Richmond, VA....          0     9,764    50,547    4,149     3,462    13,913    54,009     67,922       4,977      1996 (Note 4)
Walt Whitman
Mall, Huntington
Station, NY.....          0    51,700   111,170    3,789    24,388    55,489   135,558    191,047       6,720      1998 (Note 4)
Washington
Square,
Indianapolis,
IN..............     33,541    20,146    41,248        0     5,912    20,146    47,160     67,306       4,407      1996 (Note 4)
West Ridge Mall,
Topeka, KS......      5,796     5,652    34,132      197     5,553     5,849    39,685     45,534       8,929      1988
Westminster
Mall,
Westminster,
CA..............          0    45,200    84,709        0       899    45,200    85,608    130,808       3,036      1998 (Note 4)
White Oaks Mall,
Springfield,
IL..............     16,500     3,024    35,692    1,153    14,109     4,177    49,801     53,978       8,633      1977
Windsor Park
Mall, San
Antonio, TX.....     14,442     1,194    16,940      130     3,430     1,324    20,370     21,694       6,019      1976
Woodville Mall,
Toledo, OH......          0     1,831     4,454        0       951     1,831     5,405      7,236         663      1996 (Note 4)
Community
Shopping Centers
Arboretum, The,
Austin, TX......     34,000     7,640    36,778       71     1,620     7,711    38,398     46,109       1,196      1998 (Note 4)
Arvada Plaza,
Arvada, CO......          0        70       342      608       825       678     1,167      1,845         404      1966
Aurora Plaza,
Aurora, CO......          0        35     5,754        0     1,039        35     6,793      6,828       2,086      1966
Bloomingdale
Court,
Bloomingdale,
IL..............     29,879     8,764    26,184        0     1,889     8,764    28,073     36,837       4,985      1987
Boardman Plaza,
Youngstown, OH..     18,277     8,189    26,355        0     2,024     8,189    28,379     36,568       2,713      1996 (Note 4)
Bridgeview
Court,
Bridgeview, IL..          0       302     3,638        0       704       302     4,342      4,644         985      1988
Brightwood
Plaza,
Indianapolis,
IN..............          0        65       128        0       252        65       380        445         147      1965
Buffalo Grove
Towne Center,
Buffalo Grove,
IL..............          0     1,345     6,602      121       379     1,466     6,981      8,447         787      1988
Celina Plaza, El
Paso, TX........          0       138       815        0       100       138       915      1,053         221      1978
Century Mall,
Merrillville,
IN..............          0     2,190     9,589        0     1,410     2,190    10,999     13,189       4,019      1992 (Note 3)
Charles Towne
Square,
Charleston, SC..          0       446     1,768      425    11,090       871    12,858     13,729         333      1976
Chesapeake
Center,
Chesapeake, VA..      6,563     5,352    12,279        0       102     5,352    12,381     17,733       1,216      1996 (Note 4)
Countryside
Plaza,
Countryside,
IL..............          0     1,243     8,507        0       602     1,243     9,109     10,352       2,507      1977
Eastgate
Consumer Mall,
Indianapolis,
IN..............     22,929       424     4,722      187     2,705       611     7,427      8,038       3,216      1991 (Note 3)
Eastland Plaza,
Tulsa, OK.......          0       908     3,709        0         0       908     3,709      4,617         725      1986
Forest Plaza,
Rockford, IL....     16,388     4,187    16,818      453       626     4,640    17,444     22,084       3,022      1985
Fox River Plaza,
Elgin, IL.......          0     2,908     9,453        0       148     2,908     9,601     12,509       1,623      1985

                          SIMON PROPERTY GROUP, L.P.

                               December 31, 1999

                            (Dollars in thousands)

                                                    Cost Capitalized         Gross Amounts At
                                                     Subsequent to            Which Carried
                                  Initial Cost        Acquisition           At Close of Period
                               ------------------- ------------------- ----------------------------
                                       Buildings           Buildings           Buildings
                                          and                 and                 and                 Accumulated      Date of
 Name, Location   Encumbrances  Land  Improvements Land   Improvements  Land  Improvements Total(1) Depreciation(2) Construction
 --------------   ------------ ------ ------------ -----  ------------ ------ ------------ -------- --------------- -------------
Glen Burnie
Mall, Glen
Burnie, MD......          0     7,422    22,778        0      2,595     7,422    25,373     32,795       2,535      1996 (Note 4)
Great Lakes
Plaza,
Cleveland, OH...          0     1,028     2,025        0      3,366     1,028     5,391      6,419         663      1996 (Note 4)
Greenwood Plus,
Greenwood, IN...          0     1,350     1,792        0      3,757     1,350     5,549      6,899         950      1979 (Note 3)
Griffith Park
Plaza, Griffith,
IN..............          0         0     2,412        0        135         0     2,547      2,547         792      1979
Grove at
Lakeland Square,
The, Lakeland,
FL..............      3,750     5,237     6,016        0      1,031     5,237     7,047     12,284         791      1996 (Note 4)
Hammond Square,
Sandy Springs,
GA..............          0         0        27        0          1         0        28         28           9      1974
Highland Lakes
Center, Orlando,
FL..............     14,377    13,951    18,490        0        454    13,951    18,944     32,895       1,934      1996 (Note 4)
Ingram Plaza,
San Antonio,
TX..............          0       421     1,802        4         21       425     1,823      2,248         670      1980
Keystone
Shoppes,
Indianapolis,
IN..............          0         0     4,232        0         (7)        0     4,225      4,225         241      1997 (Note 4)
Knoxville
Commons,
Knoxville, TN...          0     3,731     5,345        0      1,787     3,731     7,132     10,863       1,355      1987
Lake Plaza,
Waukegan, IL....          0     2,812     6,420        0        364     2,812     6,784      9,596       1,088      1986
Lake View Plaza,
Orland Park,
IL..............     21,785     4,775    17,586        0      2,115     4,775    19,701     24,476       2,953      1986
Lakeline Plaza,
Austin, TX......     23,883     5,929    25,732        0      5,696     5,929    31,428     37,357       1,208      1999 (Note 4)
Lima Center,
Lima, OH........          0     1,808     5,151        0        123     1,808     5,274      7,082         509      1996 (Note)
Lincoln
Crossing,
O'Fallon, IL....      3,298     1,047     2,692        0        192     1,047     2,884      3,931         449      1990
Mainland
Crossing,
Galveston, TX...      1,603     1,609     1,737        0        221     1,609     1,958      3,567         220      1996 (Note 4)
Markland Plaza,
Kokomo, IN......     10,000       210     1,258        0        453       210     1,711      1,921         613      1974
Martinsville
Plaza,
Martinsville,
VA..............          0         0       584        0         50         0       634        634         400      1967
Marwood Plaza,
Indianapolis,
IN..............          0        52     3,597        0        107        52     3,704      3,756         842      1962
Matteson Plaza,
Matteson, IL....      9,593     1,830     9,737        0      1,986     1,830    11,723     13,553       2,033      1988
Memorial Plaza,
Sheboygan, WI...          0       250       436        0        857       250     1,293      1,543         407      1966
Mounds Mall
Cinema,
Anderson, IN....          0        88       158        0          1        88       159        247          60      1974
Muncie Plaza,
Muncie, IN......          0       626    10,626     (163)        (5)      463    10,621     11,084         644      1998
New Castle
Plaza, New
Castle, IN......          0       128     1,621        0        645       128     2,266      2,394         725      1966
Shops at North
East Plaza, The
Hurst, TX.......          0     8,988     2,198    3,553     25,979    12,541    28,177     40,718         164
North Ridge
Plaza, Joliet,
IL..............          0     2,831     7,699        0        451     2,831     8,150     10,981       1,442      1985
North Riverside
Park Plaza, N.
Riverside, IL...      7,386     1,062     2,490        0        644     1,062     3,134      4,196         983      1977
Northland Plaza,
Columbus, OH....          0     4,490     8,893        0      1,034     4,490     9,927     14,417       1,523      1988
Northwood Plaza,
Fort Wayne, IN..          0       302     2,922        0        584       302     3,506      3,808       1,015      1974
Park Plaza,
Hopkinsville,
KY..............          0       300     1,572        0        211       300     1,783      2,083         457      1968
Regency Plaza,
St. Charles,
MO..............      4,497       616     4,963        0        151       616     5,114      5,730         793      1988

                          SIMON PROPERTY GROUP, L.P.

                               December 31, 1999

                            (Dollars in thousands)

                                                         Cost Capitalized             Gross Amounts At
                                                           Subsequent to                Which Carried
                                    Initial Cost            Acquisition              At Close of Period
                               ----------------------- --------------------- -----------------------------------
                                           Buildings             Buildings               Buildings
                                              and                   and                     and                    Accumulated
 Name, Location   Encumbrances    Land    improvements   Land   Improvements    Land    Improvements  Total(1)   Depreciation(2)
 --------------   ------------ ---------- ------------ -------- ------------ ---------- ------------ ----------- ---------------
Rockaway
Convenience
Center,
Rockaway, NJ....            0       2,900      12,500         0           0       2,900      12,500       15,400          446
St. Charles
Towne Plaza,
Waldorf, MD.....            0       8,779      18,993         0         183       8,779      19,176       27,955        3,369
Teal Plaza,
Lafayette, IN...            0          99         878         0       2,957          99       3,835        3,934          450
Terrace at the
Florida Mall,
Orlando, FL.....        4,688       5,647       4,126         0       1,025       5,647       5,151       10,798          710
Tippecanoe
Plaza,
Lafayette, IN...            0         265         440       305       4,967         570       5,407        5,977        1,106
University
Center, South
Bend, IN........            0       2,388       5,214         0         339       2,388       5,553        7,941        4,796
Wabash Village,
West Lafayette,
IN..............            0           0         976         0         204           0       1,180        1,180          348
Washington
Plaza,
Indianapolis,
IN..............            0         941       1,697         0         167         941       1,864        2,805          976
West Ridge
Plaza, Topeka,
KS..............       44,288       1,491       4,620         0         614       1,491       5,234        6,725          895
White Oaks
Plaza,
Springfield,
IL..............       17,688       3,265      14,267         0         341       3,265      14,608       17,873        2,328
Wichita Mall,
Wichita, KS.....            0           0       4,535         0       1,746           0       6,281        6,281        2,014
Wood Plaza, Fort
Dodge, LA.......            0          45         380         0         867          45       1,247        1,292          333
Specialty Recall
Centers
The Forum Shops
at Caesars,
Las Vegas, NV...      175,000           0      72,866         0      59,130           0     131,996      131,996       21,738
Trolley Square,
Salt Lake City,
UT..............       27,141       4,899      27,539       363       7,299       5,262      34,838       40,100        7,138
Office, Mixed-
Use Properties
and Other
Lenox Building,
Atlanta, GA.....            0           0      57,778         0         332           0      58,110       58,110        2,096
Net Lease
Properties,
Various.........            0      10,363           0         0           0      10,363           0       10,363            0
New Orleans
Center/CNG
Tower,
New Orleans,
LA..............            0       3,679      41,231         0       6,223       3,679      47,454       51,133        4,249
O'Hare
International
Center,
Rosemont, IL....            0         125      60,287         1       9,017         126      69,304       69,430       20,312
Riverway,
Rosemont, IL....            0       8,739     129,175        16       7,121       8,755     136,296      145,051       39,949
Development
Projects
Bowie Town
Center, Bowie,
MD..............            0       6,000         570         0       1,648       6,000       2,218        8,218            0
Indian River
Peripheral Vero
Beach, FL.......            0         790          57         0           0         790          57          847            0
Victoria Ward,
Honolulu, HI....            0           0       1,400         0         729           0       2,129        2,129            0
Waterford Lakes,
Orlando, FL.....       30,336           0       1,114     9,662      46,704       9,662      47,818       57,480          137
Land, Garland,
TX..............            0           0           0    12,002           0      12,002           0       12,002            0
Other...........            0           0         314         0       1,128           0       1,442        1,442            0
Corporate,
Indianapolis,
IN..............            0       2,745         500       280       2,640       3,025       3,140        6,165        2,294
                   ----------  ----------  ----------  --------  ----------  ---------- -----------  -----------   ----------
                   $2,995,561  $1,994,179  $8,874,693  $114,917  $1,582,281  $2,109,096 $10,456,974  $12,566,070   $1,066,200
                   ==========  ==========  ==========  ========  ==========  ========== ===========  ===========   ==========
                     Date of
 Name, Location   Construction
 --------------   -------------
Rockaway
Convenience
Center,
Rockaway, NJ....  1998 (Note 4)
St. Charles
Towne Plaza,
Waldorf, MD.....  1987
Teal Plaza,
Lafayette, IN...  1962
Terrace at the
Florida Mall,
Orlando, FL.....  1996 (Note 4)
Tippecanoe
Plaza,
Lafayette, IN...  1974
University
Center, South
Bend, IN........  1996 (Note 4)
Wabash Village,
West Lafayette,
IN..............  1970
Washington
Plaza,
Indianapolis,
IN..............  1996 (Note 4)
West Ridge
Plaza, Topeka,
KS..............  1988
White Oaks
Plaza,
Springfield,
IL..............  1986
Wichita Mall,
Wichita, KS.....  1969
Wood Plaza, Fort
Dodge, LA.......  1968
Specialty Recall
Centers
The Forum Shops
at Caesars,
Las Vegas, NV...  1992
Trolley Square,
Salt Lake City,
UT..............  1986 (Note 3)
Office, Mixed-
Use Properties
and Other
Lenox Building,
Atlanta, GA.....  1998 (Note 4)
Net Lease
Properties,
Various.........
New Orleans
Center/CNG
Tower,
New Orleans,
LA..............  1996 (Note 4)
O'Hare
International
Center,
Rosemont, IL....  1988
Riverway,
Rosemont, IL....  1991
Development
Projects
Bowie Town
Center, Bowie,
MD..............
Indian River
Peripheral Vero
Beach, FL.......  1996 (Note 4)
Victoria Ward,
Honolulu, HI....
Waterford Lakes,
Orlando, FL.....
Land, Garland,
TX..............
Other...........
Corporate,
Indianapolis,
IN..............

                           SIMON PROPERTY GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1999
                             (Dollars in thousands)

(1) Reconciliation of Real Estate Properties:

   The changes in real estate assets for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999         1998         1997
                                           -----------  -----------  ----------
Balance, beginning of year................ $11,603,771  $ 6,814,065  $5,273,465
Acquisitions..............................     475,166    4,676,634   1,238,909
Improvements..............................     544,956      356,829     312,558
Disposals.................................     (57,823)    (126,454)    (10,867)
Deconsolidation...........................         --      (117,303)        --
                                           -----------  -----------  ----------
Balance, close of year.................... $12,566,070  $11,603,771  $6,814,065
                                           ===========  ===========  ==========

   The unaudited aggregate cost for federal income tax purposes as of December 31, 1999 was $8,585,753.

(2) Reconciliation of Accumulated Depreciation:

   The changes in accumulated depreciation and amortization for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                    1999       1998      1997
                                                 ----------  --------  --------
Balance, beginning of year...................... $  688,955  $448,353  $270,637
Acquisitions....................................     32,793    25,839       --
Depreciation expense............................    351,473   246,934   183,357
Disposals.......................................     (7,021)  (32,171)   (5,641)
                                                 ----------  --------  --------
Balance, close of year.......................... $1,066,200  $688,955  $448,353
                                                 ==========  ========  ========

   Depreciation of the SPG Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements--typically 35 years
     Tenant Inducements--shorter of lease term or useful life

(3) Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by the SPG Operating Partnership or its predecessors. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

Exhibits                                                                             Page
--------                                                                             ----
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

 2.3 Agreement and Plan of Merger among SDG, CPI and CRC (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by SDG on February 24,
           1998).

 2.4      Agreement and Plan of Merger among SPG Properties, Inc. and SD Property
           Group, Inc.                                                                98

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

21.1      List of Subsidiaries of SPG Properties.                                     96

23.1      Consent of Arthur Andersen LLP.                                             97

--------
(a) Incorporated by reference to the exhibit with the same number of SPG Properties' 1996 Form 10-K.
(b) Incorporated by reference to the exhibit indicated of SPG Properties' 1993 Form 10-K.