Form 10-K405
period 2000-12-31
SPG PROPERTIES INC/MD/
filed 2001-04-02
CIK 912564

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

Commission file number 1-12618

SPG PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	35-1901999 (I.R.S. Employer Identification No.)
115 West Washington Street Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code: (317) 636-1600

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
8 3/4% Series B Cumulative Redeemable Preferred Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Substantially all of the Registrant's common stock is held by Simon Property Group, Inc.

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.

SPG PROPERTIES, INC.

Annual Report on Form 10-K

December 31, 2000

Part I

Item 1. Business

  Background

    SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties is a general partner of, and holds a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"). The interests in the SPG Operating Partnership ("Units") represent the sole assets and business activities of SPG Properties. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies").

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

    SPG Properties' outstanding publicly traded preferred stock was not impacted by the above business combination. Prior to the CPI Merger, SPG Properties accounted for its controlling interest in the SPG Operating Partnership using the consolidated method of accounting. As a result of the CPI Merger, SPG Properties accounts for its noncontrolling interest in the SPG Operating Partnership using the equity method of accounting.

  General

    As of December 31, 2000, SPG and the SPG Operating Partnership owned or held an interest in 251 income-producing properties in the United States, which consisted of 164 regional malls, 73 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"), and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties." The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages certain of the Properties and certain other retail real estate properties not owned by the SPG Operating Partnership, and also engages in certain property development activities.

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

    E-Commerce.  The SPG Operating Partnership is developing unique programs designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called MerchantWired, LLC.

    Acquisitions.  The SPG Operating Partnership may selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the SPG Operating Partnership's growth strategy.

    Development in North America.  The SPG Operating Partnership's strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

During 2000, the SPG Operating Partnership opened one specialty center, and one value-oriented super-regional mall. These additions added approximately 1.7 million square feet of GLA to the Portfolio at a cost to the SPG Operating Partnership of approximately $162 million. The SPG Operating Partnership also has two additional projects under construction, which are scheduled to open in 2001.

    Strategic Expansions and Renovations.  A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 2000, the SPG Operating Partnership invested approximately $202 million on redevelopment projects and completed five major redevelopment projects. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development.

    The SPG Operating Partnership also has direct or indirect interests in eleven parcels of land being held for future development in eight states totaling approximately 772 acres. Management believes the SPG Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

    International Expansion.  The SPG Operating Partnership's management believes the expertise it has gained through the development and management of its domestic Portfolio can be utilized in retail properties throughout the world. The SPG Operating Partnership intends to continue pursuing international opportunities on a selected basis to enhance the value of its Units.

    B2B and B2C Initiatives.  SPG recently formed Simon Brand Ventures, LLC ("SBV"), a business to consumer initiative, and Simon Business Network ("SBN"), a business-to-business initiative to continue to take advantage of the SPG Operating Partnership's size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging the SPG Operating Partnership's 100 million unique shoppers and their 2 billion annual shopping visits to contribute to the SPG Operating Partnership's second-curve revenue strategy. The SBV concept and initiatives were started in 1997 to create an exciting new medium for connecting consumers with retailers and sponsors by developing a unique and compelling combination of shopping, entertainment and community. SBN is focused on leveraging the SPG Operating Partnership's assets to create new businesses which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for the SPG Operating Partnership. SBN's strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant business-to-business marketplace and service network focused on the real estate industry and their tenants. Effective January 1, 2001, SBV became a wholly-owned subsidiary of the SPG Operating Partnership.

  Competition

    The SPG Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) the size, quality and diversity of its Properties, (ii) its use of innovative retailing concepts, (iii) its management and operational expertise, (iv) its extensive experience and relationships with retailers and lenders, (v) the mall marketing initiatives of SBV, which the SPG Operating Partnership believes is the world's largest and most sophisticated mall marketing initiative, and (vi) the B2Binitiatives of SBN. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded retail real estate owner, with more regional malls than any other publicly traded retail real estate owner. For these reasons, management believes the SPG Operating Partnership to be the leader in the industry.

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

    Underground Storage Tanks.  Several of the Portfolio Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been and is not expected to be material.

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

  Employees

    The SPG Operating Partnership and its affiliates employ approximately 5,370 persons at various centers and offices throughout the United States, of which 2,590 are part-time. Approximately 930 employees are located at the SPG Operating Partnership's headquarters.

  Insurance

    The SPG Operating Partnership has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its Properties. Management believes that such insurance provides adequate coverage.

  Corporate Headquarters

    SPG, SPG Properties and the SPG Operating Partnership's executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is (317) 636-1600.

  Executive Officers of the Registrant

    The following table sets forth certain information with respect to the executive officers of SPG and SPG Properties, as of December 31, 2000.

Name	Age	Position
Melvin Simon(1)	74	Co-Chairman
Herbert Simon(1)	66	Co-Chairman
David Simon(1)	39	Chief Executive Officer
Hans C. Mautner	62	Vice Chairman; Chairman, Simon Global Limited
Richard S. Sokolov	51	President and Chief Operating Officer
Randolph L. Foxworthy	56	Executive Vice President—Corporate Development
William J. Garvey	61	Executive Vice President—Property Development
James A. Napoli	54	Executive Vice President—Leasing
John R. Neutzling	48	Executive Vice President—Property Management
James M. Barkley	49	General Counsel; Secretary
Stephen E. Sterrett	45	Executive Vice President and Chief Financial Officer
Drew Sheinman	43	President—Simon Brand Ventures
Joseph S. Mumphrey	49	President—Simon Business Network
John Rulli	44	Senior Vice President and Chief Administrative Officer—
Andrew A. Juster	48	Senior Vice President and Treasurer
David Schacht	37	Senior Vice President and Chief Information Officer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

    Set forth below is a summary of the business experience of the executive officers of SPG and SPG Properties. The executive officers of SPG Properties serve at the pleasure of the Board of Directors and have served SPG's predecessor since its formation in 1993, with the exception of Mr. Mautner, who has held his office since 1998 and Mr. Sokolov, who has held his office since 1996. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

    Mr. Foxworthy is the Executive Vice President—Corporate Development of the Companies. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with SPG Properties since 1993.

    Mr. Garvey is the Executive Vice President—Property Development of the Companies. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

    Mr. Napoli is the Executive Vice President—Leasing of the Companies. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

    Mr. Neutzling is the Executive Vice President—Property Management of the Companies. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

    Mr. Barkley serves as the Companies' General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

    Mr. Sterrett serves as the Companies' Executive Vice-President and Chief Financial Officer. He joined MSA in 1989 and has held various positions with MSA.

    Mr. Mumphrey holds the position of President—Simon Business Network. He joined MSA in 1974 and has held various property and asset management positions with MSA.

    Mr. Juster serves as the Companies' Senior Vice-President and Treasurer. He joined MSA in 1989 and has held various financial positions with MSA.

    Mr. Rulli serves as the Companies' Senior Vice-President and Chief Administrative Officer. He joined MSA in 1988 and has held various positions with MSA.

    Mr. Sheinman holds the position of President—Simon Brand Ventures. He joined the Companies' in 1998 as Senior Vice President of Marketing and Business Development.

    Mr. Schacht serves as the Companies' Senior Vice-President and Chief Information Officer. He joined the Companies in 1997 and has held various information technology positions.

Item 2. Properties

  Portfolio Properties

    The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 164 regional malls in the Properties range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but four regional malls over 400,000 square feet. These regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors which are mostly national retailers. As of December 31, 2000, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 85.4% of total GLA, 80.4% of Owned GLA and 86.0% of total annualized base rent of the Properties.

    Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 73 community shopping centers in the Properties range in size from approximately 50,000 to

600,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 2000, community shopping centers represented 9.7% of total GLA, 11.6% of Owned GLA and 6.0% of the total annualized base rent of the Properties.

    The SPG Operating Partnership also has interests in five specialty retail centers, four office and mixed-use Properties and five value-oriented super-regional malls. The specialty retail centers contain approximately 1,838,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The four office and mixed-use Properties range in size from approximately 512,000 to 1,048,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. The value-oriented super-regional malls range in size from approximately 1.0 million to 1.6 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 2000, value-oriented super-regional malls represented 3.5% of total GLA, 5.7% of Owned GLA and 5.7% of the total annualized base rent of the Properties.

    As of December 31, 2000, approximately 91.8% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 92.9% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.5% of Owned GLA in the community shopping centers was leased.

    Of the 251 Properties, 171 are owned 100% by the SPG Operating Partnership and the remainder are held as joint venture interests. The SPG Operating Partnership is the managing or co-managing general partner or member of all but 15 of the Properties held as joint venture interests.

Additional Information

    The following table sets forth certain information, as of December 31, 2000, regarding the Properties:

Name/Location		Ownership Interest (Expiration if Lease)(1)	The SPG Operating Partnership's Percentage Interest(2)	Year Built or Acquired	Total GLA		Retail Anchors(28)
REGIONAL MALLS
1.	Alton Square Alton, IL	Fee	100.0	Acquired 1993	639,200		Sears, JCPenney, Famous Barr
2.	Amigoland Mall Brownsville, TX	Fee	100.0	Built 1974	557,855		Ward, Beall's
3.	Anderson Mall Anderson, SC	Fee	100.0	Built 1972	634,311		Belk(3), JCPenney, Sears
4.	Apple Blossom Mall Winchester, VA	Fee	49.1	Acquired 1999	442,657		Belk, JCPenney, Sears
5.	Arsenal Mall Watertown, MA	Fee	100.0	Acquired 1999	501,664	(4)	Marshall's
6.	Auburn Mall Auburn, MA	Fee	49.1	Acquired 1999	597,809		Filene's, Sears, Caldor(5)
7.	Aurora Mall Aurora, CO	Fee	100.0	Acquired 1998	1,013,706		JCPenney, Foley's(3), Sears
8.	Aventura Mall(6) Miami, FL	Fee	33.3	Built 1983	1,904,240		Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor, Burdines
9.	Avenues, The Jacksonville, FL	Fee	25.0	Built 1990	1,113,261		Belk, Dillard's, JCPenney, Parisian, Sears
10.	Barton Creek Square Austin, TX	Fee	100.0	Built 1981	1,403,822		Dillard's(3), Foley's, JCPenney, Sears, Ward
11.	Battlefield Mall Springfield, MO	Fee and Ground Lease (2056)	100.0	Built 1970	1,184,464		Dillard's(3), Famous Barr, Ward, Sears, JCPenney
12.	Bay Park Square Green Bay, WI	Fee	100.0	Built 1980	665,633		Elder-Beerman, Kohl's, Ward, Shopko
13.	Bergen Mall Paramus, NJ	Fee and Ground Lease(7) (2061)	100.0	Acquired 1987	920,314		Off 5th-Saks Fifth Avenue Outlet, Value City Furniture, Macy's, Marshall's
14.	Biltmore Square Asheville, NC	Fee	100.0	Built 1989	494,691		Belk, Dillard's, Proffitt's, Goody's
15.	Boynton Beach Mall Boynton Beach, FL	Fee	100.0	Built 1985	1,185,557		Macy's, Burdines, Sears, Dillard's(3), JCPenney
16.	Brea Mall Brea, CA	Fee	100.0	Acquired 1998	1,303,587		Macy's, JCPenney, Robinsons-May, Nordstrom, Sears

17.	Broadway Square Tyler, TX	Fee	100.0	Acquired 1994	616,986	Dillard's, JCPenney, Sears
18.	Brunswick Square East Brunswick, NJ	Fee	100.0	Built 1973	768,099	Macy's, JCPenney, Barnes & Noble
19.	Burlington Mall Burlington, MA	Ground Lease (2048)	100.0	Acquired 1998	1,251,518	Macy's, Lord & Taylor, Filene's, Sears
20.	Cape Cod Mall Hyannis, MA	Ground Leases(7) (2009-2073)	49.1	Acquired 1999	698,020	Macy's, Filene's, Marshall's, Sears, Best Buy, Barnes & Noble(9)
21.	Castleton Square Indianapolis, IN	Fee	100.0	Built 1972	1,454,489	Galyan's, LS Ayres, Lazarus, JCPenney, Sears, Von Maur
22.	Century III Mall Pittsburgh, PA	Fee	100.0	Built 1979	1,287,721	JCPenney, Sears, T.J. Maxx, Kauufmann's(3), Wickes Furniture
23.	Charlottesville Fashion Square Charlottesville, VA	Ground Lease (2076)	100.0	Acquired 1997	573,789	Belk(3), JCPenney, Sears
24.	Chautauqua Mall Jamestown, NY	Fee	100.0	Built 1971	432,483	Sears, JCPenney, Office Max, The Bon Ton
25.	Cheltenham Square Philadelphia, PA	Fee	100.0	Built 1981	636,437	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
26.	Chesapeake Square Chesapeake, VA	Fee and Ground Lease (2062)(8)	75.0	Built 1989	799,434	Dillard's(3), JCPenney, Sears, Ward, Hecht's
27.	Cielo Vista Mall El Paso, TX	Fee and Ground Lease(10) (2027)	100.0	Built 1974	1,192,172	Dillard's(3), JCPenney, Ward, Sears
28.	Circle Centre Indianapolis, IN	Property Lease (2097)	14.7	Built 1995	794,834	Nordstrom, Parisian
29.	College Mall Bloomington, IN	Fee and Ground Lease(10) (2048)	100.0	Built 1965	707,346	Sears, Lazarus, L.S. Ayres(3), Target
30.	Columbia Center Kennewick, WA	Fee	100.0	Acquired 1987	772,043	Sears, JCPenney, Gottschalks, Barnes & Noble, The Bon Marche
31.	Coral Square Coral Springs, FL	Fee	50.0	Built 1984	946,137	Dillard's, JCPenney, Sears, Burdines(3)
32.	Cordova Mall Pensecola, FL	Fee	100.0	Acquired 1998	852,128	Ward, Parisian, Dillard's(3)

33.	Cottonwood Mall Albuquerque, NM	Fee	100.0	Built 1996	1,045,265	Dillard's, Foley's, JCPenney, Mervyn's, Ward
34.	Crossroads Mall Omaha, NE	Fee	100.0	Acquired 1994	864,928	Dillard's, Sears, Younkers, Barnes & Noble
35.	Crystal Mall Waterford, CT	Fee	74.6	Acquired 1998	786,359	Macy's, Filene's, JCPenney, Sears
36.	Crystal River Mall Crystal River, FL	Fee	100.0	Built 1990	424,430	JCPenney, Sears, Belk, Kmart
37.	Dadeland Mall Miami, FL	Fee	50.0	Acquired 1997	1,404,312	Saks Fifth Avenue, JCPenney, Burdine's, Burdine's Home Gallery, Limited, Lord & Taylor
38.	DeSoto Square Bradenton, FL	Fee	100.0	Built 1973	686,993	JCPenney, Sears, Dillard's, Burdines
39.	Eastern Hills Mall Buffalo, NY	Fee	100.0	Built 1971	997,111	Sears, JCPenney, The Bon Ton, Kaufmann's, Burlington Coat Factory
40.	Eastland Mall Evansville, IN	Fee	50.0	Acquired 1998	899,746	JC Penney, De Jong's, Famous Barr, Lazarus
41.	Eastland Mall Tulsa, OK	Fee	100.0	Built 1986	707,425	Dillard's, Foley's, Mervyn's, (11)
42.	Edison Mall Fort Myers, FL	Fee	100.0	Acquired 1997	1,046,348	Dillard's, JCPenney, Sears, Burdines(3)
43.	Emerald Square North Attleborough, MA	Fee	49.1	Acquired 1999	1,006,434	Filene's, JCPenney, Lord & Taylor, Sears
44.	Empire Mall(6) Sioux Falls, SD	Fee and Ground Lease(7) (2013)	50.0	Acquired 1998	1,056,290	JCPenney, Younkers, Sears, Daytons, (11)
45.	Fashion Mall at Keystone at the Crossing, The Indianapolis, IN	Ground Lease (2067)	100.0	Acquired 1997	653,604	Jacobsons, Parisian
46.	Florida Mall, The Orlando, FL	Fee	50.0	Built 1986	1,633,852	Dillard's, JCPenney, Lord & Taylor(9) Saks Fifth Avenue, Sears, Burdines, Nordstrom(9)
47.	Forest Mall Fond Du Lac, WI	Fee	100.0	Built 1973	474,432	JCPenney, Kohl's, Younkers, Sears, Staples
48.	Forest Village Park Mall Forestville, MD	Fee	100.0	Built 1980	418,612	JCPenney, Kmart

49.	Golden Ring Mall Baltimore, MD	Fee	100.0	Built 1974	704,960		Hecht's, Ward, Caldor(5)
50.	Granite Run Mall Media, PA	Fee	50.0	Acquired 1998	1,046,790		JCPenney, Sears, Boscovs
51.	Great Lakes Mall Cleveland, OH	Fee	100.0	Built 1961	1,314,349		Dillard's(3), Kaufmann's, JCPenney, Sears
52.	Greendale Mall Worcester, MA	Fee and Ground Lease(7) (2009)	49.1	Acquired 1999	408,224	(12)	Best Buy, Marshall's, T.J. Maxx & More
53.	Greenwood Park Mall Greenwood, IN	Fee	100.0	Acquired 1979	1,327,448		JCPenney, JCPenney Home Store, Lazarus, L.S. Ayres, Sears, Service Merchandise, Von Maur
54.	Gulf View Square Port Richey, FL	Fee	100.0	Built 1980	804,191		Sears, Dillard's, Ward, JCPenney, Burdines
55.	Gwinnett Place Atlanta, GA	Fee	50.0	Acquired 1998	1,247,353		Parisian, Macy's, Rich's JCPenney, Sears
56.	Haywood Mall Greensville, SC	Fee and Ground Lease(7) (2017)	100.0	Acquired 1998	1,244,735		Rich's, Sears, Dillard's, JCPenney, Belk Simpson
57.	Heritage Park Mall Midwest City, OK	Fee	100.0	Built 1978	607,000		Dillard's, Sears, Ward
58.	Highland Mall(6) Austin, TX	Fee and Ground Lease (2070)	50.0	Acquired 1998	1,090,099		Dillard's(3), Foley's, JCPenney
59.	Hutchinson Mall Hutchinson, KS	Fee	100.0	Built 1985	525,633		Dillard's, JCPenney, Sears, Wal-Mart
60.	Independence Center Independence, MO	Fee	100.0	Acquired 1994	1,020,129		Dillard's, Sears(3), The Jones Store Co.
61.	Indian River Mall Vero Beach, FL	Fee	50.0	Built 1996	748,010		Sears, JCPenney, Dillard's, Burdines
62.	Ingram Park Mall San Antonio, TX	Fee	100.0	Built 1979	1,129,098		Dillard's(3), Foley's, JCPenney, Sears, Beall's
63.	Irving Mall Irving, TX	Fee	100.0	Built 1971	1,125,986		Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble
64.	Jefferson Valley Mall Yorktown Heights, NY	Fee	100.0	Built 1983	591,861		Macy's, Sears, (11)
65.	Knoxville Center Knoxville, TN	Fee	100.0	Built 1984	981,105		Dillard's, JCPenney, Proffitt's, Sears, Service Merchandise(5)

66.	La Plaza McAllen, TX	Fee and Ground Lease(7) (2040)	100.0	Built 1976	1,214,464	Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand
67.	Lafayette Square Indianapolis, IN	Fee	100.0	Built 1968	1,227,716	JCPenney, LS Ayres, Sears, Lazarus, Burlington Coat Factory
68.	Laguna Hills Mall Laguna Hills, CA	Fee	100.0	Acquired 1997	866,983	Macy's, JCPenney, Sears
69.	Lake Square Mall Leesburg, FL	Fee	50.0	Acquired 1998	560,968	JCPenney, Sears, Belk, Target,
70.	Lakeline Mall N. Austin, TX	Fee	100.0	Built 1995	1,102,184	Dillard's, Foley's, Sears, JCPenney, Mervyn's
71.	Lenox Square Atlanta, GA	Fee	100.0	Acquired 1998	1,427,382	Neiman Marcus, Macy's, Rich's
72.	Liberty Tree Mall Newton, MA	Fee	49.1	Acquired 1999	828,978	Marshall's, Sports Authority, Target
73.	Lima Mall Lima, OH	Fee	100.0	Built 1965	747,513	Elder-Beerman, Sears, Lazarus, JCPenney
74.	Lincolnwood Town Center Lincolnwood, IL	Fee	100.0	Built 1990	441,213	JCPenney, Carson Pirie Scott
75.	Lindale Mall(6) Cedar Rapids, IA	Fee	50.0	Acquired 1998	690,748	Von Maur, Sears, Younkers
76.	Livingston Mall Livingston, NJ	Fee	100.0	Acquired 1998	985,053	Macy's, Sears, Lord & Taylor
77.	Longview Mall Longview, TX	Fee	100.0	Built 1978	616,445	Dillard's(3), JCPenney, Sears, Service Merchandise, Beall's
78.	Machesney Park Mall Rockford, IL	Fee	100.0	Built 1979	555,351	Seventh Avenue Direct, Bergners
79.	Mall at Rockingham Park Salem, NH	Fee	24.6	Acquired 1999	1,020,236	Macy's, Filene's, JCPenney, Sears
80.	Mall of America Minneapolis, MN	Fee(13)	27.5	Acquired 1999	2,775,958	Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy

81.	Mall of Georgia Gwinnett County, GA	Fee	50.0	Built 1999	1,780,906		Lord & Taylor, Rich's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
82.	Mall of New Hampshire Manchester, NH	Fee	49.1	Acquired 1999	804,559		Filene's, JCPenney, Sears
83.	Markland Mall Kokomo, IN	Ground Lease (2041)	100.0	Built 1968	394,008		Lazarus, Sears, Target
84.	McCain Mall N. Little Rock, AR	Ground Lease(14) (2032)	100.0	Built 1973	777,335		Sears, Dillard's, JCPenney, M.M. Cohn
85.	Melbourne Square Melbourne, FL	Fee	100.0	Built 1982	737,032		Belk, Dillard's(3), JCPenney, Burdines
86.	Memorial Mall Sheboygan, WI	Fee	100.0	Built 1969	416,572		Kohl's, Sears
87.	Menlo Park Mall Edison, NJ	Fee	100.0	Acquired 1997	1,293,458	(15)	Macy's(3), Nordstrom
88.	Mesa Mall(6) Grand Junction, CO	Fee	50.0	Acquired 1998	856,258		Sears, Herberger's, JCPenney, Target, Mervyn's
89.	Metrocenter Phoenix, AZ	Fee	50.0	Acquired 1998	1,369,722		Macy's, Dillard's, Robinsons-May, JCPenney, Sears, Vans Skate Park
90.	Miami International Mall Miami, FL	Fee	60.0	Built 1982	973,607		Sears, Dillard's, JCPenney, Burdines(3)
91.	Midland Park Mall Midland, TX	Fee	100.0	Built 1980	619,600		Dillard's(3), JCPenney, Sears, Beall's
92.	Miller Hill Mall Duluth, MN	Ground Lease (2008)	100.0	Built 1973	728,773		JCPenney, Sears, Younkers, Barnes & Noble, DSW Shoes
93.	Mounds Mall Anderson, IN	Ground Lease (2033)	100.0	Built 1965	407,681		Elder-Beerman, JCPenney, Sears
94.	Muncie Mall Muncie, IN	Fee	100.0	Built 1970	658,018		JCPenney, L.S. Ayres, Sears, Elder Beerman, (11)
95.	Nanuet Mall Nanuet, NY	Fee	100.0	Acquired 1998	915,030		Macy's, Boscov(9), Sears
96.	North East Mall Hurst, TX	Fee	100.0	Built 1971	1,326,861		Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Ward, Sears, Foley's(9)

97.	North Towne Square Toledo, OH	Fee	100.0	Built 1980	749,109		Ward,(11)
98.	Northfield Square Bradley, IL	Fee(8)	31.6	Built 1990	558,535		Sears, JCPenney, Carson Pirie Scott(3)
99.	Northgate Mall Seattle, WA	Fee	100.0	Acquired 1987	1,006,713		Nordstrom, JCPenney, Gottschalk, The Bon Marche
100.	Northlake Mall Atlanta, GA	Fee	100.0	Acquired 1998	961,919		Parisian, Macy's, Sears, JCPenney
101.	Northpark Mall Davenport, IA	Fee	50.0	Acquired 1998	1,042,118		Von Maur, Younkers, Ward, JCPenney, Sears, Barnes & Noble(9)
102.	Northshore Mall Peabody, MA	Fee	49.1	Acquired 1999	1,690,958		Macy's, Filene's, JCPenney, Lord & Taylor, Sears
103.	Northwoods Mall Peoria, IL	Fee	100.0	Acquired 1983	667,957		Famous Barr, JCPenney, Sears
104.	Oak Court Mall Memphis, TN	Fee	100.0	Acquired 1997	852,315	(16)	Dillard's(3), Goldsmith's
105.	Orange Park Mall Jacksonville, FL	Fee	100.0	Acquired 1994	931,095		Dillard's, JCPenney, Sears, Belk
106.	Orland Square Orland Park, IL	Fee	100.0	Acquired 1997	1,248,714		JCPenney, Marshall Field, Sears, Carson Pirie Scott
107.	Paddock Mall Ocala, FL	Fee	100.0	Built 1980	559,541		JCPenney, Sears, Belk, Burdines
108.	Palm Beach Mall West Palm Beach, FL	Fee	100.0	Built 1967	1,217,508		Dillard's, JCPenney, Sears, Lord & Taylor, Burdines, Borders Books & Music, DSW Shoes, MARS
109.	Phipps Plaza Atlanta, GA	Fee	100.0	Acquired 1998	821,514		Lord & Taylor, Parisian, Saks Fifth Avenue
110.	Port Charlotte Town Center Port Charlotte, FL	Ground Lease (2064)(8)	80.0	Built 1989	781,288		Dillard's, Ward, JCPenney, Sears, Burdines
111.	Prien Lake Mall Lake Charles, LA	Fee and Ground Lease(7) (2025)	100.0	Built 1972	812,475		Dillards, JCPenney, Ward, Sears, The White House
112.	Raleigh Springs Mall Memphis, TN	Fee and Ground Lease(7) (2018)	100.0	Built 1979	900,593		Dillard's, Sears, JCPenney, Goldsmith's

113.	Randall Park Mall Cleveland, OH	Fee	100.0	Built 1976	1,569,911		Dillard's, Kaufmann's, Sears, Burlington Coat Factory, Ohio Furniture Mart.com(11)
114.	Richardson Square Dallas, TX	Fee	100.0	Built 1977	745,746		Dillard's, Sears, Stein Mart, Ward, Ross Dress for Less, Barnes & Noble
115.	Richmond Square Richmond, IN	Fee	100.0	Built 1966	390,834		Dillard's, JCPenney, Sears, Office Max
116.	Richmond Town Square Cleveland, OH	Fee	100.0	Built 1966	1,021,696		Sears, JCPenney, Kaufmann's, Barnes & Noble, Old Navy
117.	River Oaks Center Calumet City, IL	Fee	100.0	Acquired 1997	1,362,262	(17)	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
118.	Rockaway Townsquare Rockaway, NJ	Fee	100.0	Acquired 1998	1,240,800		Macy's, Lord & Taylor, JCPenney, Sears
119.	Rolling Oaks Mall North San Antonio, TX	Fee	100.0	Built 1988	755,934		Sears, Dillard's, Foley's,
120.	Roosevelt Field Mall Garden City, NY	Ground Lease(7) (2090)	100.0	Acquired 1998	2,174,482		Macy's, Bloomingdale's, JCPenney, Nordstrom
121.	Ross Park Mall Pittsburgh, PA	Fee	100.0	Built 1986	1,276,164		Lazarus, JCPenney, Sears, Kaufmann's, Media Play, Designer Shoe Warehouse
122.	Rushmore Mall(6) Rapid City, SD	Fee	50.0	Acquired 1998	833,791		JCPenney, Sears, Herberger's, Hobby Lobby, Target
123.	St. Charles Towne Center Waldorf, MD	Fee	100.0	Built 1990	1,052,875		Sears, JCPenney, Kohl's, Ward, Hecht's(3)
124.	Santa Rosa Plaza Santa Rosa, CA	Fee	100.0	Acquired 1998	695,577		Macy's, Mervyn's, Sears
125.	Seminole Towne Center Sanford, FL	Fee	45.0	Built 1995	1,153,226		Dillard's, JCPenney, Parisian, Sears, Burdines
126.	Shops at Mission Viejo Mall, The Mission Viejo, CA	Fee	100.0	Built 1979	1,085,701		Macy's, Saks Fifth Avenue, Robinsons—May, Nordstrom
127.	Smith Haven Mall Lake Grove, NY	Fee	25.0	Acquired 1995	1,331,436		Macy's, Sears, JCPenney

128.	Solomon Pond Mall Marlborough, MA	Fee	49.1	Acquired 1999	880,815	Filene's, Sears, JCPenney, Linens 'N Things
129.	Source, The Long Island, NY	Fee	25.0	Built 1997	729,485	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore
130.	South Hills Village Pittsburgh, PA	Fee	100.0	Acquired 1997	1,120,424	Sears, Kaufmann's, Lazarus
131.	South Park Mall Shreveport, LA	Fee	100.0	Built 1975	858,675	Burlington Coat Factory, Stage, Ward(5)
132.	South Shore Plaza Braintree, MA	Fee	100.0	Acquired 1998	1,432,258	Macy's, Filene's, Lord & Taylor, Sears
133.	Southern Hills Mall(6) Sioux City, IA	Fee	50.0	Acquired 1998	752,286	Younkers, Sears, Target
134.	Southern Park Mall Youngstown, OH	Fee	100.0	Built 1970	1,202,675	Dillard's, JCPenney, Sears, Kaufmann's
135.	Southgate Mall Yuma, AZ	Fee	100.0	Acquired 1988	321,564	Sears, Dillard's, JCPenney, Hastings
136.	SouthPark Mall Moline, IL	Fee	50.0	Acquired 1998	1,034,687	JCPenney, Ward, Younkers, Sears, Von Maur
137.	SouthRidge Mall(6) Des Moines, IA	Fee	50.0	Acquired 1998	1,008,542	Sears, Younkers, JCPenney, Target, (11)
138.	Square One Mall Saugus, MA	Fee	49.1	Acquired 1999	848,240	Filene's, Sears, Service Merchandise, TJMaxx & More
139.	Summit Mall Akron, OH	Fee	100.0	Built 1965	698,372	Dillard's(3), Kaufmann's
140.	Sunland Park Mall El Paso, TX	Fee	100.0	Built 1988	923,317	JCPenney, Mervyn's, Sears, Dillard's(3)
141.	Tacoma Mall Tacoma, WA	Fee	100.0	Acquired 1987	1,265,579	Nordstrom, Sears, JCPenney, The Bon Marche, Mervyn's
142.	Tippecanoe Mall Lafayette, IN	Fee	100.0	Built 1973	861,379	Lazarus, Sears, L.S. Ayres, JCPenney, Kohl's
143.	Town Center at Boca Raton Boca Raton, FL	Fee	100.0	Acquired 1998	1,501,384	Lord & Taylor, Saks Fifth Avenue, Bloomingdale's, Sears, Burdines, Nordstrom
144.	Town Center at Cobb Atlanta, GA	Fee	50.0	Acquired 1998	1,272,722	Macy's, Parisian, Sears, JCPenney, Rich's

145.	Towne East Square Wichita, KS	Fee	100.0	Built 1975	1,090,464	Dillard's, JCPenney, Sears, Von Maur(9), Steinmart
146.	Towne West Square Wichita, KS	Fee	100.0	Built 1980	965,933	Dillard's(3), Sears, JCPenney, Ward, (11)
147.	Treasure Coast Square Jenson Beach, FL	Fee	100.0	Built 1987	808,492	Dillard's(3), Sears, JCPenney, Burdines
148.	Tyrone Square St. Petersburg, FL	Fee	100.0	Built 1972	1,128,154	Dillard's, JCPenney, Sears, Borders, Burdines
149.	University Mall Little Rock, AR	Ground Lease (2026)	100.0	Built 1967	565,450	JCPenney, M.M. Cohn, Ward
150.	University Mall Pensacola, FL	Fee	100.0	Acquired 1994	711,723	JCPenney, Sears, McRae's
151.	University Park Mall South Bend, IN	Fee	60.0	Built 1979	943,147	LS Ayres, JCPenney, Sears, Marshall Fields
152.	Upper Valley Mall Springfield, OH	Fee	100.0	Built 1971	750,376	Lazarus, JCPenney, Sears, Elder-Beerman
153.	Valle Vista Mall Harlingen, TX	Fee	100.0	Built 1983	656,341	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's
154.	Valley Mall Harrisonburg, VA	Fee	50.0	Acquired 1998	482,359	JCPenney, Belk, Wal-Mart, Peebles
155.	Virginia Center Commons Richmond, VA	Fee	100.0	Built 1991	788,012	Dillard's(3), Hecht's, JCPenney, Sears
156.	Walt Whitman Mall Huntington Station, NY	Ground Rent (2012)	98.4	Acquired 1998	1,030,093	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
157.	Washington Square Indianapolis, IN	Fee	100.0	Built 1974	1,133,855	L.S. Ayres, Lazarus, Target, Sears(11)
158.	West Ridge Mall Topeka, KS(18)	Fee	100.0	Built 1988	1,040,736	Dillard's, JCPenney, The Jones Store, Sears, Ward
159.	West Town Mall Knoxville, TN	Ground Lease (2042)	50.0	Acquired 1991	1,333,885	Parisian, Dillard's, JCPenney, Proffitt's, Sears
160.	Westchester, The White Plains, NY	Fee	40.0	Acquired 1997	826,282	Neiman Marcus, Nordstrom
161.	Westminster Mall Westminster, CA	Fee	100.0	Acquired 1998	1,079,574	Sears, JCPenney, Robinsons-May, Macy's(9)
162.	White Oaks Mall Springfield, IL	Fee	77.0	Built 1977	951,418	Famous Barr(3), Ward, Sears, Bergner's

163.	Windsor Park Mall San Antonio, TX	Fee	100.0	Built 1976	1,092,992	Ward, Dillard's(11), JCPenney, Mervyn's
164.	Woodville Mall Toledo, OH	Fee	100.0	Built 1969	771,461	Sears, Elder-Beerman, Andersons, (11)
VALUE-ORIENTED REGIONAL MALLS
1.	Arizona Mills(6) Tempe, AZ	Fee	26.3	Built 1997	1,227,564
						Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Oshman's Super Sport, Rainforest Café, GameWorks, Hi-Health, Linens 'N Things, Ross Dress for Less, Group USA, Marshalls, Last Call, Off Rodeo, Virgin Megastore
2.	Arundel Mills(6) Anne Arundel, MD	Fee	37.5	Built 2000	948,826	Sun & Ski Sports, For Your Entertainment, Jillian's, Bed, Bath & Beyond
3.	Concord Mills(6) Concord, NC	Fee	37.5	Built 1999	1,260,655	Saks Fifth Avenue, Alabama Grill, Bass Pro, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group USA, Jillian's, T.J. Maxx, F.Y.E., Jeepers
4.	Grapevine Mills(6) Grapevine (Dallas/Ft. Worth), TX	Fee	37.5	Built 1997	1,370,548	Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Books-A-Million, Burlington Coat Factory, Rainforest Café, Group USA, Bed, Bath & Beyond, Polar Ice, GameWorks

5.	Ontario Mills(6) Ontario, CA	Fee	25.0	Built 1996	1,596,096
							Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Marshall's, Sports Authority, Dave & Busters, Group USA, T.J. Maxx, Foozles, Totally for Kids, Bed, Bath & Beyond, Off Rodeo, Mikasa, Virgin Megastore, GameWorks
SPECIALTY RETAIL CENTERS
1.	Atrium Mall Chestnut Hill, MA	Fee	49.1	Acquired 1999	214,754		Border Books & Music, Cheesecake, Tiffany
2.	Orlando Premium Outlets(6) Orlando, FL	Fee	50.0	Built 2000	420,026		—
3.	The Forum Shops at Caesars Las Vegas, NV	Ground Lease (2050)	(19)	Built 1992	479,667		—
4.	The Shops at Sunset Place Miami, FL	Fee	37.5	Built 1999	503,722		Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
5.	Trolley Square Salt Lake City, UT	Fee	90.0	Acquired 1986	219,474		—
OFFICE AND MIXED-USE PROPERTIES
1.	Fashion Centre at Pentagon City, The Arlington, VA	Fee	21.0	Built 1989	990,804	(20)	Macy's, Nordstrom
2.	New Orleans Centre/CNG Tower New Orleans, LA	Fee and Ground Lease (2084)	100.0	Built 1988	1,047,913	(21)	Macy's, Lord & Taylor
3.	O'Hare International Center Rosemont, IL	Fee	100.0	Built 1988	512,262	(22)	—
4.	Riverway Rosemont, IL	Fee	100.0	Acquired 1991	817,289	(23)	—
COMMUNITY SHOPPING CENTERS
1.	Arboretum, The Austin, TX	Fee	100.0	Acquired 1998	211,947		Barnes & Noble

2.	Bloomingdale Court Bloomingdale, IL	Fee	100.0	Built 1987	598,561	Wal-Mart, Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Service Merchandise, Dress Barn, Linen N Things
3.	Boardman Plaza Youngstown, OH	Fee	100.0	Built 1951	641,021	AMES, Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx,(11)
4.	Bridgeview Court Bridgeview, IL	Fee	100.0	Built 1988	278,184	AMES(5), (11)
5.	Brightwood Plaza Indianapolis, IN	Fee	100.0	Built 1965	41,893	Preston Safeway
6.	Celina Plaza El Paso, TX	Fee and Ground Lease(24) (2027)	100.0	Built 1978	32,622
7.	Century Mall Merrillville, IN(25)	Fee	100.0	Acquired 1982	414,534	Burlington Coat Factory, Ward
8.	Charles Towne Square Charleston, SC	Fee	100.0	Built 1976	199,693	Ward
9.	Chesapeake Center Chesapeake, VA	Fee	100.0	Built 1989	299,604	Service Merchandise, Phar Mor, K-Mart
10.	Cobblestone Court Victor, NY	Fee and Ground Lease(10) (2038)	35.0	Built 1993	265,493	Dick's Sporting Goods, Kmart, Office Max
11.	Countryside Plaza Countryside, IL	Fee and Ground Lease(10) (2058)	100.0	Built 1977	435,608	Best Buy, Old Country Buffet, KMart(11)
12.	Crystal Court Crystal Lake, IL	Fee	35.0	Built 1989	284,816	Cub Foods, Wal-Mart, Service Merchandise, (11)
13.	Eastgate Consumer Mall Indianapolis, IN	Fee	100.0	Acquired 1981	465,620	Burlington Coat Factory
14.	Eastland Convenience Center Evansville, IN	Ground Lease (2075)	50.0	Acquired 1998	173,069	Service Merchandise, Marshalls, Kids "R" Us, Toys "R" Us, Bed Bath & Beyond
15.	Eastland Plaza Tulsa, OK	Fee	100.0	Built 1986	188,229	Marshalls, Target, Toys "R" Us
16.	Empire East(6) Sioux Falls, SD	Fee	50.0	Acquired 1998	271,351	Kohl's, Target
17.	Fairfax Court Fairfax, VA	Fee	26.3	Built 1992	258,738	Burlington Coat Factory, Circuit City Superstore, Today's Man

18.	Forest Plaza Rockford, IL	Fee	100.0	Built 1985	435,404	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
19.	Fox River Plaza Elgin, IL	Fee	100.0	Built 1985	324,873	Big Lots, Builders Square(5), Kmart, (11)
20.	Gaitway Plaza Ocala, FL	Fee	23.3	Built 1989	229,973	Ward, Books-A-Million, Office Depot, T.J. Maxx
21.	Glen Burnie Mall Glen Burnie, MD	Fee	100.0	Built 1963	455,112	Ward, Toys "R" Us, Best Buy, Dick's Clothing & Sporting Goods
22.	Great Lakes Plaza Cleveland, OH	Fee	100.0	Built 1976	164,104	Circuit City, Best Buy, Michael's, Cost Plus World Market
23.	Great Northeast Plaza Philadelphia, PA	Fee	50.0	Acquired 1989	298,242	Sears, Phar Mor
24.	Greenwood Plus Greenwood, IN	Fee	100.0	Built 1979	173,481	Best Buy, Kohl's
25.	Griffith Park Plaza Griffith, IN	Ground Lease (2060)	100.0	Built 1979	274,230	Kmart, Service Merchandise, (11)
26.	Grove at Lakeland Square, The Lakeland, FL	Fee	100.0	Built 1988	215,591	Sports Authority
27.	Highland Lakes Center Orlando, FL	Fee	100.0	Built 1991	478,014	Target, Marshalls, Bed, Bath & Beyond, Foods Festival, Ross Dress for Less, Office Max
28.	Indian River Commons Vero Beach, FL	Fee	50.0	Built 1997	264,690	HomePlace, Lowe's, Office Max, (11)
29.	Ingram Plaza San Antonio, TX	Fee	100.0	Built 1980	111,518	—
30.	Keystone Shoppes Indianapolis, IN	Ground Lease (2067)	100.0	Acquired 1997	29,140	—
31.	Knoxville Commons Knoxville, TN	Fee	100.0	Built 1987	180,355	Office Max, Trees 'N Trends, Circuit City
32.	Lake Plaza Waukegan, IL	Fee	100.0	Built 1986	218,208	Pic 'N Save, Home Owners Buyer's Outlet, (11)

33.	Lake View Plaza Orland Park, IL	Fee	100.0	Built 1986	382,019	Service Merchandise, Best Buy(3), Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things(3), Pet Care Plus,(11)
34.	Lakeline Plaza Austin, TX	Fee	100.0	Built 1998	344,675	Old Navy, Best Buy, Cost Plus World Market, Linens- N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics
35.	Lima Center Lima, OH	Fee	100.0	Built 1978	201,154	AMES, Hobby Lobby
36.	Lincoln Crossing O'Fallon, IL	Fee	100.0	Built 1990	161,337	Wal-Mart, PetsMart
37.	Mainland Crossing Galveston, TX	Fee(8)	80.0	Built 1991	390,987	Hobby Lobby, Sam's Club, Wal-Mart
38.	Mall of Georgia Crossing Gwinnett County, GA	Fee	50.0	Built 1999	440,452	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More, Dekor
39.	Markland Plaza Kokomo, IN	Fee	100.0	Built 1974	111,166	Spiece, (11)
40.	Martinsville Plaza Martinsville, VA	Space Lease (2036)	100.0	Built 1967	102,105	Rose's
41.	Matteson Plaza Matteson, IL	Fee	100.0	Built 1988	274,805	Service Merchandise, Dominick's, Michael's Arts & Crafts, Value City
42.	Memorial Plaza Sheboygan, WI	Fee	100.0	Built 1966	141,177	Office Max, (11)
43.	Mounds Mall Cinema Anderson, IN	Fee	100.0	Built 1974	7,500	—
44.	Muncie Plaza Muncie, IN	Fee	100.0	Built 1998	172,651	Kohl's, Office Max, Shoe Carnival, T.J. Maxx
45.	New Castle Plaza New Castle, IN	Fee	100.0	Built 1966	91,648	Goody's
46.	North Ridge Plaza Joliet, IL	Fee	100.0	Built 1985	367,282	Service Merchandise, Best Buy, Cub Foods, Hobby Lobby, Office Max

47.	North Riverside Park Plaza North Riverside, IL	Fee	100.0	Built 1977	119,608	Dominick's
48.	Northland Plaza Columbus, OH	Fee and Ground Lease(7) (2085)	100.0	Built 1988	209,534	Marshalls, Phar-Mor, Hobby Lobby
49.	Northwood Plaza Fort Wayne, IN	Fee	100.0	Built 1974	209,374	Target, Cinema Grill, (11)
50.	Park Plaza Hopkinsville, KY	Fee and Ground Lease(7) (2039)	100.0	Built 1968	115,024	Wal-Mart(5)
51.	Plaza at Buckland Hills, The Manchester, CT	Fee	35.0	Built 1993	334,491	Toys "R" Us, Jo-Ann Etc., Kids "R" Us, Service Merchandise, Comp USA, Linens-N-Thing's, Party City, The Floor Store, Pay Half
52.	Regency Plaza St. Charles, MO	Fee	100.0	Built 1988	287,526	Wal-Mart, Sam's Wholesale, Bed,
53.	Ridgewood Court Jackson, MS	Fee	35.0	Built 1993	240,820	T.J. Maxx, Service Merchandise, Bed, Bath & Beyond, Best Buy, Marshall's(11)
54.	Rockaway Convenience Center Rockaway, NJ	Fee	100.0	Acquired 1998	135,309	Kids "R" Us, AMCE Grocery
55.	Royal Eagle Plaza Coral Springs, FL	Fee	35.0	Built 1989	198,986	Kmart, Stein Mart
56.	Shops at Northeast Mall, The Hurst, TX	Fee	100.0	Built 1999	364,750	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ulta Cosmectics, Best Buy, Zany Brainy
57.	St. Charles Towne Plaza Waldorf, MD	Fee	100.0	Built 1987	404,949	Value City Furniture, T.J. Maxx, Ames, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, (11)
58.	Teal Plaza Lafayette, IN	Fee	100.0	Built 1962	101,087	Circuit City, Hobby-Lobby, The Pep Boys
59.	Terrace at The Florida Mall Orlando, FL	Fee	100.0	Built 1989	332,980	Marshalls, Service Merchandise, Target, Home Place, (11)
60.	Tippecanoe Plaza Lafayette, IN	Fee	100.0	Built 1974	94,598	Best Buy, Barnes & Noble
61.	University Center South Bend, IN	Fee	60.0	Built 1980	150,548	Best Buy, Michaels, Service Merchandise

62.	Village Park Plaza Westfield, IN	Fee	35.0	Built 1990	528,051	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh
63.	Wabash Village West Lafayette, IN	Ground Lease (2063)	100.0	Built 1970	124,748	Kmart
64.	Washington Plaza Indianapolis, IN	Fee	100.0	Built 1976	50,107	Kids "R" Us
65.	Waterford Lakes Town Center Orlando, FL	Fee	100.0	Built 1999	802,308	Super Target, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max
66.	West Ridge Plaza Topeka, KS	Fee	100.0	Built 1988	237,729	Target, T.J. Maxx, Toys "R" Us,
67.	West Town Corners Altamonte Springs, FL	Fee	23.3	Built 1989	385,196	Wal-Mart, Service Merchandise, Sports Authority, PetsMart, Winn Dixie
68.	Westland Park Plaza Orange Park, FL	Fee	23.3	Built 1989	163,154	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
69.	White Oaks Plaza Springfield, IL	Fee	100.0	Built 1986	400,303	Kohl's, Kids "R" Us, Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
70.	Wichita Mall Wichita, KS	Ground Lease (2022)	100.0	Built 1969	379,457	Ward, Office Max, (11)
71.	Willow Knolls Court Peoria, IL	Fee	35.0	Built 1990	382,377	Kohl's, Phar-Mor, Sam's Wholesale Club
72.	Wood Plaza Fort Dodge, IA	Ground Lease (2045)	100.0	Built 1968	94,993	Country General
73.	Yards Plaza, The Chicago, IL	Fee	35.0	Built 1990	273,054	Burlington Coat Factory, Ward, Value City
PROPERTIES UNDER CONSTRUCTION
1.	Bowie Town Center Bowie, MD	Fee	100.0	(26)	559,540	Sears, Hecht's
2.	Montreal Forum Montreal, Canada	Fee	35.0	(27)	275,711	Morentzos, Jilians, Showmax

Footnotes:

(1)
The date listed is the expiration date of the last renewal option available to the Operating entity under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

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

(14)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(15)
Primarily retail space with approximately 43,939 square feet of office space.

(16)
Primarily retail space with approximately 130,000 square feet of office space.

(17)
Primarily retail space with approximately 107, 600 square feet of office space.

(18)
Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.

(19)
The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II. The SPG Operating Partnership has entered into a letter of intent to redeem all of the interests of the limited partners at this property. This transaction is subject to final documentation and customary closing conditions.

(20)
Primarily retail space with approximately 169,100 square feet of office space. The SPG Operating Partnership has elected to exercise certain rights set forth in the partnership agreement for this property and acquire the 50% partnership interest of one of the partners at this property.

(21)
Primarily retail space with approximately 509,500 square feet of office space.

(22)
Primarily office space with approximately 12,800 square feet of retail space.

(23)
Primarily office space with approximately 24,300 square feet of retail space.

(24)
Indicates ground lease covers outparcel only.

(25)
The SPG Operating Partnership sold its interest effective February 1, 2001.

(26)
Scheduled to open during the fall of 2001.

(27)
Scheduled to open during the summer of 2001.

(28)
On December 28, 2000, Montgomery Ward LLC and certain of its related entities ("Ward") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. A limited liability company was formed by affiliates of Kimco Realty Corporation, (the Schottenstein organization) and the Management Company has acquired the right to designate persons or entities to whom the Ward real estate assets will be sold. Thus far, Target Corp., Sears Roebuck & Co. and May Department Stores have entered into agreements to collectively acquire sixty-six (66) of the former Ward stores, of which ten (10) are located at the Portfolio Properties. These transactions are subject to Bankruptcy Court approval.

  Land Held for Development

    The SPG Operating Partnership has direct or indirect ownership interests in eleven parcels of land held for future development, containing an aggregate of approximately 772 acres located in eight states. In addition, the SPG Operating Partnership, through the Management Company, has interests in two parcels of land totaling 243 acres, which were previously held for development, but are now being marketed for sale.

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

  Mortgage Financing on Properties

    The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $618.7 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)

Property Name	(50) Interest Rate		Face Amount at 12/31/2000	Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness
Simon Property Group, L.P.:
Anderson Mall—1(1)	6.57%		19,000	1,248	(2)	3/15/2003	(4)
Anderson Mall—2(1)	7.01%		8,500	596	(2)	3/15/2003	(4)
Arboretum	8.15	%(3)	34,000	2,770	(2)	11/30/2003	(4)
Arsenal Mall—1	6.75%		34,268	2,808		9/28/2008
Arsenal Mall—2	8.20%		2,164	286		5/15/2016
Battlefield Mall—1	7.50%		46,373	4,765		1/1/2004
Battlefield Mall—2	6.81%		44,053	3,524		1/1/2004
Biltmore Square	7.95%		26,000	2,067	(2)	12/11/2010
Bloomingdale Court(5)	7.78%		29,617	2,578		10/1/2009
Bowie Mall	8.15	%(3)	8,657	705	(2)	12/14/2003
Brunswick Square	8.15	%(3)	45,000	3,666	(2)	6/12/2005	(4)
Century III Mall	6.78%		66,000	4,475	(2)	7/1/2003
Chesapeake Center	8.44%		6,563	554	(2)	5/15/2015
Chesapeake Square	7.28%		45,207	4,883		7/1/2001
Cielo Vista Mall—1(6)	9.38%		53,753	5,828		5/1/2007
Cielo Vista Mall—2(6)	8.13%		1,501	376		11/1/2005
Cielo Vista Mall—3(6)	6.76%		38,140	3,039		5/1/2007
CMBS Loan—Fixed Component(7)	7.31%		175,000	12,790	(2)	12/15/2004
CMBS Loan—Variable Component(7)	6.16	%(8)	50,000	3,078	(2)	12/15/2004
College Mall—1(9)	7.00%		40,568	3,908		1/1/2009
College Mall—2(9)	6.76%		11,747	935		1/1/2009
Columbia Center	7.62%		42,326	3,225	(2)	3/15/2002
Crystal River	7.63%		16,288	1,385		11/11/2010
Eastland Mall (OK)(12)	6.81%		15,000	1,022	(2)	3/15/2003	(4)
Forest Mall—1(12)	6.57%		12,800	841	(2)	3/15/2003	(4)
Forest Mall—2(12)	6.81%		2,750	187	(2)	3/15/2003	(4)
Forest Plaza(5)	7.78%		16,244	1,414		10/1/2009
Forest Village Park Mall—1(1)	6.57%		20,600	1,353	(2)	3/15/2003	(4)
Forest Village Park Mall—2(1)	7.01%		1,250	88	(2)	3/15/2003	(4)
Forum Phase I—Class A-1	7.13%		46,996	3,348	(2)	5/15/2004
Forum Phase I—Class A-2	6.19	%(13)	44,386	2,747	(2)	5/15/2004
Forum Phase II—Class A-1	7.13%		43,004	3,064	(2)	5/15/2004
Forum Phase II—Class A-2	6.19	%(13)	40,614	2,514	(2)	5/15/2004
Golden Ring Mall(12)	6.57%		29,750	1,955	(2)	3/15/2003	(4)
Great Lakes Mall—1	6.74%		52,632	3,547	(2)	3/1/2001
Great Lakes Mall—2	7.07%		8,489	600	(2)	3/1/2001
Greenwood Park Mall—1(9)	7.00%		33,977	3,273		1/1/2009
Greenwood Park Mall—2(9)	6.76%		60,696	4,831		1/1/2009
Grove at Lakeland Square, The	8.44%		3,750	317	(2)	5/15/2015
Gulf View Square	8.25%		36,447	3,652		10/1/2006
Highland Lakes Center	8.15	%(3)	14,377	1,171	(2)	3/1/2002

Hutchinson Mall—1(12)	8.44%		11,242	1,104		3/15/2003	(4)
Hutchinson Mall—2(12)	6.81%		4,500	306	(2)	3/15/2003	(4)
Jefferson Valley Mall	7.90	%(14)	60,000	4,738	(2)	1/11/2004	(4)
Keystone at the Crossing	7.85%		62,894	5,642		7/1/2027
Lake View Plaza(5)	7.78%		21,593	1,880		10/1/2009
Lakeline Mall	7.65%		71,373	6,295		5/1/2007
Lakeline Plaza(5)	7.78%		23,673	2,061		10/1/2009
Lima Mall—1	7.12%		14,180	1,010	(2)	3/1/2002
Lima Mall—2	7.12%		4,723	336	(2)	3/1/2002
Lincoln Crossing(5)	7.78%		3,269	285		10/1/2009
Longview Mall—1(1)	6.57%		22,100	1,452	(2)	3/15/2003	(4)
Longview Mall—2(1)	7.01%		5,500	386	(2)	3/15/2003	(4)
Mainland Crossing	8.15	%(3)	1,603	131	(2)	3/31/2002
Markland Mall(12)	6.57%		10,000	657	(2)	3/15/2003	(4)
Matteson Plaza(5)	7.78%		9,509	828		10/1/2009
McCain Mall—1(6)	9.38%		25,100	2,721		5/1/2007
McCain Mall—2(6)	6.76%		17,604	1,402		5/1/2007
Melbourne Square	7.42%		38,362	3,374		2/1/2005
Miami International Mall	6.91%		45,316	3,758		12/21/2003
Midland Park Mall—1(12)	6.57%		22,500	1,478	(2)	3/15/2003	(4)
Midland Park Mall—2(12)	6.81%		5,500	375	(2)	3/15/2003	(4)
Muncie Plaza(5)	7.78%		8,221	716		10/1/2009
Net Lease (Atlanta)	8.00%		667	263		12/1/2002
Net Lease (Chattanooga)	6.80%		387	274		5/31/2002
North East Mall	8.02	%(15)	135,761	10,890	(2)	5/20/2004	(4)
North Riverside Park Plaza—1	9.38%		3,679	452		9/1/2002
North Riverside Park Plaza—2	10.00%		3,543	420		9/1/2002
North Towne Square(12)	6.57%		23,500	1,544	(2)	3/15/2003	(4)
Northgate Shopping Center	7.62%		79,035	6,022	(2)	3/15/2002
Orland Square	7.74	%(16)	50,000	3,871	(2)	9/1/2001
Paddock Mall	8.25%		28,988	2,905		10/1/2006
Palm Beach Mall	7.50%		48,282	4,803		12/15/2002
Port Charlotte Town Center	7.98%		53,250	4,249	(2)	12/11/2010
Raleigh Springs Mall	8.30	%(47)	11,000	913	(2)	2/23/2003
Randall Park Mall—1	9.75	%(46)	35,000	3,411	(2)	12/11/2001	(4)
Randall Park Mall—2	11.65	%(46)	5,000	582	(2)	12/11/2001	(4)
Regency Plaza(5)	7.78%		4,457	388		10/1/2009
Richmond Towne Square	7.65	%(11)	56,851	4,347	(2)	7/15/2003	(4)
River Oaks Center	8.67%		32,500	2,818	(2)	6/1/2002
Shops @ Mission Viejo	7.80	%(17)	141,314	11,017	(2)	8/31/2003	(4)
South Park Mall—1(1)	7.25%		19,194	1,717		3/15/2003	(4)
South Park Mall—2(1)	7.01%		6,799	570		3/15/2003	(4)
St. Charles Towne Plaza(5)	7.78%		28,527	2,483		10/1/2009
Sunland Park Mall(18)	8.63%		38,710	3,773		1/1/2026
Tacoma Mall	7.62%		92,474	7,047	(2)	3/15/2002
Terrace at Florida Mall, The	8.44%		4,688	396	(2)	5/15/2015
Tippecanoe Mall—1(9)	8.45%		44,649	4,647		1/1/2005
Tippecanoe Mall—2(9)	6.81%		15,666	1,253		1/1/2005

Towne East Square—1(9)	7.00%		53,638	5,167		1/1/2009
Towne East Square—2(9)	6.81%		24,478	1,958		1/1/2009
Treasure Coast Square—1	7.42%		51,575	4,714		1/1/2006
Treasure Coast Square—2	8.06%		11,892	1,063		1/1/2006
Trolley Square	9.03%		29,700	2,880		8/1/2010
University Park Mall	7.43%		59,500	4,421	(2)	10/1/2007
Valle Vista Mall—1(6)	9.38%		33,243	3,604		5/1/2007
Valle Vista Mall—2(6)	6.81%		7,826	626		5/1/2007
Waterford Lakes	8.05	%(20)	56,998	4,586	(2)	8/15/2004	(4)
West Ridge Plaza(5)	7.78%		5,745	500		10/1/2009
White Oaks Mall	8.39	%(21)	16,500	1,385	(2)	3/1/2001
White Oaks Plaza(5)	7.78%		17,532	1,526		10/1/2009
Windsor Park Mall—1	8.00%		5,610	544		3/1/2001
Windsor Park Mall—2	8.00%		8,625	811		5/1/2012

Total Consolidated Secured Indebtedness			$3,164,032

Unsecured Indebtedness
Simon Property Group, L.P.:
CPI Merger Facility—2 (1.4B)	7.30%		450,000		32,833	(2)	3/24/2001
CPI Merger Facility—3 (1.4B)	7.30%		475,000		34,657	(2)	9/24/2001
Medium Term Notes—1	7.13%		100,000		7,125	(22)	6/24/2005
Medium Term Notes—2	7.13%		180,000		12,825	(22)	9/20/2007
Putable Asset Trust Securities	6.75%		100,000		6,750	(22)	11/15/2003
Simon ERE Facility—Swap component	7.75	%(37)	28,200		2,186	(2)	7/31/2004	(4)
Simon ERE Facility—Variable component	7.25	%(38)	4,992		362	(2)	7/31/2004	(4)
SPG, L.P. Unsecured Loan—1	7.45%		150,000		11,169	(2)	2/28/2002	(4)
SPG, L.P. Unsecured Loan—3	7.65%		22,929		1,753	(2)	3/30/2002	(4)
Unsecured Notes—1	6.88%		250,000		17,188	(22)	11/15/2006
Unsecured Notes—2A	6.75%		100,000		6,750	(22)	7/15/2004
Unsecured Notes—2B	7.00%		150,000		10,500	(22)	7/15/2009
Unsecured Notes—3	6.88%		150,000		10,313	(22)	10/27/2005
Unsecured Notes—4A	6.63%		375,000		24,844	(22)	6/15/2003
Unsecured Notes—4B	6.75%		300,000		20,250	(22)	6/15/2005
Unsecured Notes—4C	7.38%		200,000		14,750	(22)	6/15/2018
Unsecured Notes—5A	6.75%		300,000		20,250	(22)	2/9/2004
Unsecured Notes—5B	7.13%		300,000		21,375	(22)	2/9/2009
Unsecured Revolving Credit Facility	7.30	%(24)	645,000		47,061	(2)	8/25/2003
Mandatory Par Put Remarketed Securities	7.00	%(26)	200,000		14,000	(22)	6/15/2008

			4,481,121
Shopping Center Associates:
Unsecured Notes—SCA 1	6.75%		150,000		10,125	(22)	1/15/2004
Unsecured Notes—SCA 2	7.63%		110,000		8,388	(22)	5/15/2005

			260,000
The Retail Property Trust:
Unsecured Notes—CPI 1	9.00%		250,000		22,500	(22)	3/15/2002
Unsecured Notes—CPI 2	7.05%		100,000		7,050	(22)	4/1/2003
Unsecured Notes—CPI 3	7.75%		150,000		11,625	(22)	8/15/2004
Unsecured Notes—CPI 4	7.18%		75,000		5,385	(22)	9/1/2013
Unsecured Notes—CPI 5	7.88%		250,000		19,688	(22)	3/15/2016

			825,000

Total Consolidated Unsecured Indebtedness			$5,566,121

Total Consolidated Indebtedness at Face Amounts			$8,730,153
Net Premium on Indebtedness			$(1,571)

Total Consolidated Indebtedness			$8,728,582	(27)

Joint Venture Indebtedness(28):
Apple Blossom Mall	7.99%		40,633	3,607		9/10/2009
Arizona Mills	7.95	%(29)	145,764	11,583	(2)	2/1/2002	(4)
Arundel Mills	8.30	%(19)	112,346	9,321	(2)	4/30/2005	(4)
Atrium at Chestnut Hill—1	7.29%		42,117	4,031		4/1/2001
Atrium at Chestnut Hill—2	8.16%		11,550	1,154		4/1/2001
Auburn Mall	7.99%		47,570	4,222		9/10/2009
Aventura Mall—A	6.55%		141,000	9,231	(2)	4/6/2008
Aventura Mall—B	6.60%		25,400	1,675	(2)	4/6/2008
Aventura Mall—C	6.89%		33,600	2,314	(2)	4/6/2008
Avenues, The	8.36%		56,126	5,555		5/15/2003
Cape Cod Mall	8.45	%(30)	67,348	5,688	(2)	4/1/2003	(4)
Circle Centre Mall—1	7.09	%(31)	60,000	4,252	(2)	1/31/2004	(4)
Circle Centre Mall—2	8.15	%(32)	7,500	611	(2)	1/31/2004	(4)
CMBS Loan—Fixed Component (IBM)(33)	7.41%		300,000	22,229	(2)	5/1/2006
CMBS Loan—Fixed Component—2 (IBM)	8.13%		57,100	4,643	(2)	5/15/2006
CMBS Loan—Floating Component (IBM)(33)	7.14%		184,500	13,181	(2)	5/1/2003
CMBS Loan—Floating Component—2 (IBM)(45)	7.02%		81,400	5,711	(2)	5/15/2006
Cobblestone Court	7.64	%(34)	6,180	472	(2)	1/1/2006
Concord Mills	8.00	%(35)	179,883	14,384	(2)	12/2/2003	(4)
Coral Square	8.00%		90,000	7,200	(2)	10/1/2010
Crystal Court	7.64	%(34)	3,570	273	(2)	1/1/2006
Crystal Mall	8.66%		48,068	5,384		2/1/2003
Dadeland Mall(49)	7.45	%(36)	140,000	10,425	(2)	2/1/2003
Emerald Square Mall	8.13	%(10)	145,000	11,795	(2)	3/31/2005	(4)
Fairfax Court	7.64	%(34)	10,320	788	(2)	1/1/2006
Florida Mall, The	7.55%		270,000	22,766		11/13/2010
Gaitway Plaza	7.64	%(34)	7,350	562	(2)	1/1/2006
Grapevine Mills—1	6.47%		155,000	10,029	(2)	10/1/2008
Grapevine Mills—2	8.39%		14,491	1,324		11/5/2008
Great Northeast Plaza	9.04%		17,353	2,053		6/1/2006
Greendale Mall	8.23%		41,725	3,779		11/1/2006
Gwinnett Place—1	7.54%		38,994	3,412		4/1/2007
Gwinnett Place—2	7.25%		85,257	7,070		4/1/2007
Highland Mall—1	9.75%		6,983	1,661		12/1/2009
Highland Mall—2	8.50%		83	116		10/1/2001
Highland Mall—3	9.50%		869	607		11/1/2001
Indian River Commons	7.58%		8,386	710	(37)	11/1/2004
Indian River Mall	7.58%		46,533	3,941	(37)	11/1/2004
Liberty Tree Mall	8.15	%(3)	46,680	4,320		10/1/2001
Mall at Rockingham	7.88%		99,782	8,705		8/1/2007
Mall of America	7.16	%(40)	312,000	22,336	(2)	3/10/2005	(4)
Mall of Georgia	7.09%		200,000	14,180	(2)	7/1/2010
Mall of Georgia Crossing	7.25%		34,470	2,825		6/9/2006
Mall of New Hampshire—1	6.96%		103,811	8,345		10/1/2008
Mall of New Hampshire—2	8.53%		8,431	786		10/1/2008
Mayflower Realty Credit Facility	9.15	%(39)	8,400	768	(2)	7/12/2002	(4)

Merchantwired	7.93%		6,609		524	(2)	12/31/2005
Metrocenter	8.45%		30,360		3,031		2/28/2008
Montreal Forum	7.50	%(41)	24,931		1,870	(2)	1/31/2002
Northfield Square	9.15%		37,000		3,384	(2)	4/30/2005	(4)
Northshore Mall	9.05%		161,000		14,571	(2)	5/14/2004
Ontario Mills—4	6.00%		4,198		252	(2)	12/28/2009
Ontario Mills—5	6.75%		142,117		11,286		11/2/2008
Ontario Mills—6	8.00%		10,500		925		12/5/2008
Orlando Premium Outlets	8.15	%(42)	56,490		4,602	(2)	2/12/2004	(4)
Plaza at Buckland Hills, The	7.64	%(34)	17,625		1,347	(2)	1/1/2006
Polska Shopping Mall	6.49%		12,355		802	(2)	12/31/2011
Ridgewood Court	7.64	%(34)	8,035		614	(2)	1/1/2006
Royal Eagle Plaza	7.64	%(34)	7,920		605	(2)	1/1/2006
Seminole Towne Center	8.00%		70,500		5,640	(2)	6/30/2001
Shops at Sunset Place, The	7.80	%(43)	114,218		10,669		6/30/2002	(4)
Smith Haven Mall	7.86%		115,000		9,039	(2)	6/1/2006
Solomon Pond	7.83%		95,185		8,564		2/1/2004
Source, The	6.65%		124,000		8,246	(2)	11/6/2008
Square One	8.40%		104,526		10,139		12/1/2001
Town Center at Cobb—1	7.54%		49,681		4,347		4/1/2007
Town Center at Cobb—2	7.25%		64,883		5,381		4/1/2007
Village Park Plaza	7.64	%(34)	8,960		685	(2)	1/1/2006
West Town Corners	7.64	%(34)	10,330		789	(2)	1/1/2006
West Town Mall	6.90%		76,000		5,244	(2)	5/1/2008
Westchester, The—1	8.74%		149,525		14,478		9/1/2005
Westchester, The—2	7.20%		53,099		4,399		9/1/2005
Westland Park Plaza	7.64	%(34)	4,950		378	(2)	1/1/2006
Willow Knolls Court	7.64	%(34)	6,490		496	(2)	1/1/2006
Yards Plaza, The	7.64	%(34)	8,270		632	(2)	1/1/2006

Total Joint Venture Indebtedness at Face Amounts			$5,118,330
Premium on Indebtedness			$17,158

Total Joint Venture Indebtedness			$5,135,488	(44)

(Footnotes on following page)

(Footnotes for preceding page)

(1)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(2)
Requires monthly payment of interest only.
(3)
LIBOR + 1.50%.
(4)
Includes applicable extension available at the SPG Operating Partnership's option.
(5)
These eleven Properties are cross-collateralized and cross-defaulted.
(6)
These three Properties are cross-collateralized and cross-defaulted.
(7)
Secured by cross-collateralized and cross-dafaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
(8)
LIBOR + 0.37%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.16%.
(9)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(10)
LIBOR + a weighted average 1.49% with LIBOR capped at a weighted average rate of 7.73%.
(11)
LIBOR + 1.00%.
(12)
Loans secured by these seven Properties are cross-collateralized and cross-defaulted.
(13)
LIBOR + 0.30%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.19%.
(14)
LIBOR + 1.25%.
(15)
LIBOR + 1.38%.
(16)
LIBOR + 0.50%, with LIBOR swapped at 7.24% through maturity.
(17)
LIBOR + 1.15%.
(18)
Lender also participates in a percentage of certain gross receipts above a specified base.
(19)
LIBOR + 1.65%.
(20)
LIBOR + 1.40%.
(21)
LIBOR + 1.30%, with LIBOR set using a 90 day rate.
(22)
Requires semi-annual payments of interest only.
(23)
LIBOR + 0.80%.
(24)
$1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/2000, $600,519 was available after outstanding borrowings and letters of credit.
(25)
LIBOR + 0.65%. Consists of two tranches of $450,000 and $475,000 due 03/24/2001 and 09/24/2001, respectively. SPG and the SPG Operating Partnership are co-obligors of this debt.
(26)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 16, 2008.
(27)
Includes minority interest partners' share of consolidated indebtedness of $156,442.

(28)
As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.
(29)
LIBOR + 1.30%, with LIBOR capped at 9.50% through maturity.
(30)
LIBOR + 1.80%.
(31)
LIBOR + 0.44%, with LIBOR capped at 8.81% through maturity.
(32)
LIBOR + 1.50%, with LIBOR capped at 7.75% through maturity.
(33)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest protection agreement which caps LIBOR at a weighted average rate of 11.67%.
(34)
The interest rate on this cross-collateralized and cross-defaulted mortgage is fixed at 7.64%, interest only through 1/1/2006.
(35)
LIBOR + 1.35%.
(36)
LIBOR + 0.80%.
(37)
EUROBOR + 0.60% with EUROBOR swapped at 7.75%.
(38)
EUROBOR + 0.60%.
(39)
LIBOR + 2.50%.
(40)
LIBOR + a weighted average 0.51%, with LIBOR capped at 8.13%.
(41)
Canadian Prime.
(42)
LIBOR + 1.50%, rate may be reduced based upon project performance.
(43)
LIBOR + 1.25%, rate may be reduced based upon project performance.
(44)
Includes outside partners' share of indebtedness of $2,968,700 and indebtedness of an affiliate of $33,572.
(45)
LIBOR + 0.37%, LIBOR capped at a weighted average rate of 11.83%
(46)
LIBOR + a weighted average 3.34%, with LIBOR capped at 6.40%
(47)
LIBOR + 1.65%, with LIBOR capped at 8.35%
(48)
LIBOR + 2.50%, with an embedded LIBOR cap at 11.00%.
(49)
LIBOR + 0.80%, with an embedded LIBOR cap at 8.45%
(50)
Variable rate debt is stated based upon the LIBOR rate as of December 28, 2000 or 6.65%

Item 3. Legal Proceedings

    Please refer to Note 13 of the attached audited financial statements of the SPG Operating Partnership for a summary of material litigation.

    SPG Properties and the SPG Operating Partnership are subject to routine litigation, claims and administrative proceedings arising in the ordinary course of its business, none of which are expected to have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Part II

Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

  Market Information

    There is no established public trading market for SPG Properties common stock, which is substantially wholly-owned by SPG. The following table sets forth for the periods indicated, the distributions declared per share of SPG Properties common stock:

Declared Distribution
2000
1st Quarter	$0.5050
2nd Quarter	$0.5050
3rd Quarter	$0.5050
4th Quarter	$0.5050
1999
1st Quarter	$0.5050
2nd Quarter	$0.5050
3rd Quarter	$0.5050
4th Quarter	$0.5050

  Holders

    The number of holders of record of the shares of common stock of SPG Properties was 187 as of March 16, 2001.

  Unregistered Sales of Equity Securities

    SPG Properties did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 2000.

Item 6. Selected Financial Data

    The following table sets forth selected financial data for SPG Properties. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

	As of or for the Year Ended December 31,
	2000(1)	1999(1)	1998(1)	1997(1)	1996
	(in thousands, except per share data)
OPERATING DATA(2):
Total revenue	$—	$—	$932,619	$1,054,167	$747,704
Equity in income of the SPG Operating Partnership(3)	155,721	137,764	44,313	—	—
Income before extraordinary items	155,721	137,764	185,586	203,133	134,663
Net income available to common shareholders	$126,385	$108,428	$116,509	$107,989	$72,561
Distributions per common share(4)	$2.02	$2.02	$2.02	$2.01	$1.63
BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$109,699	$64,309
Total assets	1,971,122	2,072,186	2,108,291	7,662,667	5,895,910
Mortgages and other indebtedness	—	—	—	5,077,990	3,681,984
Shareholders' equity	$1,971,122	$2,072,186	$2,108,291	$1,556,862	$1,304,891

Notes

(1)
Notes 3, 4 and 5 to the accompanying financial statements of the SPG Operating Partnership describe the CPI Merger, which occurred on September 24, 1998, and other 2000, 1999 and 1998 real estate acquisitions and development.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto that are included in this report. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and

environmental/safety requirements. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

  Overview

    Who we are—As of December 31, 2000, SPG Properties, Inc. ("SPG Properties"), held a 48.3% ownership interest in Simon Property Group, LP (the "SPG Operating Partnership"). This investment is their sole asset and represents their only source of income. For these reasons, management has based the following discussion on the results of operations and financial position of the SPG Operating Partnership. Prior to the September 24, 1998 acquisition, through merger, of Corporate Property Investors, Inc. ("CPI") (the "CPI Merger") (see Note 4 to the financial statements of the SPG Operating Partnership), SPG Properties (formerly Simon DeBartolo Group, Inc.) accounted for its interest in the SPG Operating Partnership using the consolidation method of accounting. As a result of the CPI Merger and related transactions, SPG Properties began accounting for its noncontrolling interest in the SPG Operating Partnership using the equity method of accounting. In this discussion, the terms "we", "us" and "our" refer to SPG Properties and the SPG Operating Partnership on a combined basis.

    We are engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 2000, we owned or held an interest in 251 income-producing properties in the United States, which consisted of 164 regional malls, 73 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"), and five additional retail real estate properties operating in Europe. We also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties." We also hold substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the attached financial statements of the SPG Operating Partnership for a description of the activities of the Management Company.

    Our operating results for the two years ended December 31, 2000 and 1999, and their comparability to the respective prior periods, were significantly impacted by a number of Property acquisitions and openings beginning in 1998. The greatest impact on results of operations has come from the CPI Merger (see Note 4 to the financial statements). In addition, we acquired ownership interests in, or commenced operations of, a number of other Properties throughout the comparative periods and, as a result, increased the number of Properties we account for using the consolidation method of accounting and sold interests in several Properties throughout the comparative periods (together with the CPI merger, the "Property Transactions"). "Liquidity and Capital Resources" contains additional information on the 2000 activity and Note 5 to the financial statements of the SPG Operating Partnership contains information about acquisitions and dispositions prior to 2000.

  Cumulative Effect of Accounting Change

    On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. We previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. We adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12.3 million, which includes our $1.8 million share from unconsolidated entities.

Results of Operations

Year Ended December 31, 2000 vs. Year Ended December 31, 1999

    Operating income increased $55.2 million or 6.5% in 2000 as compared to 1999. This increase includes the net result of the Property Transactions ($10.8 million). Excluding these transactions, operating income increased approximately $44.4 million or 5.2%, primarily resulting from a $53.6 million increase in minimum rents, a $14.2 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio from our strategic marketing division, Simon Brand Ventures ("SBV"), a $3.8 million increase in miscellaneous income, a $4.8 million increase in interest income, and an $8.6 million increase in lease settlements, partially offset by a $31.8 million increase in depreciation and amortization, a $2.5 million increase in cost sharing expense, and a $4.7 million increase in other expenses. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $5.1 million increase in rents from tenants operating under license agreements. The increase in miscellaneous income results from gift certificate sales previously recorded on the Management Company and incidental fee revenues. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

    Interest expense increased $57.5 million, or 9.9% in 2000 as compared to 1999. This increase is primarily the result of overall increases in interest rates during the comparative periods ($20.6 million), the Property Transactions ($8.2 million) and incremental interest on borrowings under our Credit Facility to complete the NED Acquisition ($12.4 million) and acquire an ownership interest in Mall of America ($3.8 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

    The $9.1 million net gain on the sales of assets in 2000 results from the sale of our interests in an office building, two regional malls and four community shopping centers for approximately $142.6 million, partially offset by a $10.6 million asset write-down on two Properties recognized in the second quarter of 2000. In 1999, we recognized a net loss of $7.1 million on the sale of four Properties.

    Income from unconsolidated entities increased $34.7 million in 2000, resulting from a $26.1 million increase in income from the Management Company and an $8.6 million increase in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $6.7 million increase in management fees due to property acquisitions and increased minimum rents, $7.3 million of asset write-downs recognized in 1999, $4.6 million in 2000 residual land sales, as well as a $5.3 million increase in the income tax benefit, which is primarily due to the reversal of valuation allowances due to 2000 income and forecasted future income. Income from unconsolidated partnerships and joint ventures included a $5.0 million asset impairment write-down in 1999 related to The Tower Shops.

    During the first quarter of 2000, we recorded a $12.3 million expense resulting from the cumulative effect of an accounting change described above.

    Net income was $340.4 million for the year ended December 31, 2000, which reflects a $49.3 million or 16.9% increase over 1999, primarily for the reasons discussed above, and was allocated to the Unitholders of the SPG Operating Partnership based upon their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

    Operating income increased $212.7 million or 33.2% in 1999 as compared to 1998. This increase is primarily the result of the CPI Merger ($141.3 million) and the Property Transactions ($23.0 million). Excluding these transactions, operating income increased approximately $48.5 million, primarily resulting from an approximately $15.1 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio from our strategic marketing division, Simon Brand Ventures ("SBV"); a $39.1 million increase in minimum rents; a $6.3 million increase in gains from sales of peripheral properties; a $7.2 million increase in interest income and a $4.3 million increase in lease settlement income, partially offset by a $14.1 million increase in depreciation and amortization and an $8.6 million decrease in fee income. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $7.9 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

    Interest expense increased $159.6 million, or 38.0% in 1999 as compared to 1998. This increase is primarily a result of the CPI Merger ($124.9 million) and the Property Transactions ($18.0 million). The remaining increase includes incremental interest resulting from our 1998 issuance of $1,1 billion of public notes, the proceeds of which were used primarily to pay down the Credit Facility (see Liquidity and Capital Resources) ($4.5 million), and incremental interest on borrowings under our Credit Facility to complete the NED Acquisition, and acquire ownership interests in the IBM Properties and Mall of America ($6.3 million) (see Liquidity and Capital Resources and Notes 3 & 5 to the financial statements).

    Income from unconsolidated entities increased $21.5 million in 1999, resulting from an increase in our share of income from partnerships and joint ventures ($22.6 million), partially offset by a decrease in its share of the income from the Management Company ($1.1 million). The increase in our share of income from partnerships and joint ventures is primarily the result of the joint venture interests acquired in the CPI Merger ($11.4 million), the IBM Properties ($3.2 million) and the NED Acquisition ($3.1 million). The decrease in Management Company income is primarily the result of losses associated with interests in two parcels of land held by the Management Company ($7.3 million), partially offset by increases in SBV revenues ($2.9 million), construction services revenues ($1.3 million) and increased earnings from a subsidiary captive insurance company ($1.1 million).

    As discussed further in Note 13 to the financial statements, the $12.0 million unusual item in 1999 is the estimated result of damages arising from the litigation surrounding the 1996 acquisition through merger of DeBartolo Realty Corporation (the "DRC Merger"). The actual amount of damages has not yet been determined by the courts.

    The $6.7 million extraordinary loss and $7.1 million extraordinary gain in 1999 and 1998, respectively, are the net results from refinancings, early extinguishments and/or forgiveness of debt.

    Net income was $291.1 million during 1999, an increase of $50.7 million over 1998, primarily for the reasons discussed above, and was allocated to the Unitholders of the SPG Operating Partnership based upon their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

  Liquidity and Capital Resources

    As of December 31, 2000, our balance of unrestricted cash and cash equivalents was $209.8 million, including $116.5 million related to our gift certificate program, which we do not consider available for general working capital purposes. We have a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $598.5 million at December 31, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets. Our current corporate bond ratings are Baa1 by Moody's Investors Service and BBB+ by Standard & Poor's.

    We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness,

recurring capital expenditures, and distributions to Unitholders so that SPG can comply with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

  •
  excess cash generated from operating performance

  •
  working capital reserves

  •
  additional debt financing

  •
  additional equity raised in the public markets

  Financing and Debt

    At December 31, 2000, we had consolidated debt of $8.7 billion, of which $6.1 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.3% and $2.6 billion was variable-rate debt bearing interest at a weighted average rate of 7.5%. As of December 31, 2000, we had interest rate protection agreements related to $404.0 million of combined consolidated variable-rate debt. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates in 2000.

    Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $7.1 billion, with $3.6 billion thereafter. We, together with SPG and the SRC Operating Partnership (See Note 1 to the financial statements), have a combined ratio of consolidated debt-to-market capitalization of 57.0% and 58.1% at December 31, 2000 and 1999, respectively.

    Market Risk—Sensitivity Analysis.  Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $5.9 million, and would decrease the fair value of debt by approximately $220.0 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $5.9 million, and would increase the fair value of debt by approximately $230.0 million. We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

    The following summarizes significant financing and refinancing transactions completed in 2000:

    Secured Indebtedness.  During 2000, we refinanced approximately $1.1 billion of mortgage indebtedness on twelve of the Properties. Our share of the refinanced debt is approximately $556 million. The weighted average maturity of the indebtedness increased from approximately 0.6 years to 6.7 years, while the weighted average interest rates increased from approximately 7.77% to 7.84%.

    Credit Facility.  During 2000 the maximum and average amounts outstanding under the Credit Facility were $830 million and $715 million, respectively. The weighted average interest rate was 7.34% for 2000.

    Unsecured Notes.  On March 24, 2000, we refinanced $450.0 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 24, 2001 and also bears interest at LIBOR plus 65 basis points. In addition, during September 2000, we refinanced $500.0 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points, with a new $475.0 million facility and borrowings from the Credit Facility. The new $475.0 million facility matures September 2001 and bears interest at LIBOR plus 65 basis points.

    On January 11, 2001, we issued $500.0 million of unsecured debt to institutional investors pursuant to Rule 144A in two tranches. The first tranche is $300.0 million bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200.0 million bearing an interest rate of 7 3/4% due January 20, 2011. The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the Merger Facility due March 24, 2001 and to repay a portion of the Merger Facility due September 24, 2001.

  Acquisitions and Disposals

    We continue to review and evaluate a limited number of individual property and portfolio acquisition opportunities. However, due to the rapid consolidation of the regional mall business and the current status of the capital markets, we believe that acquisition activity in the near term will be a less significant component of our growth strategy. We believe funds on hand, and amounts available under the Credit Facility, together with the ability to issue Units, provide the means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

    See Note 5 to the financial statements for 1999 and 1998 acquisition activity.

    Disposals.  During 2000, we sold our interests in two regional malls, four community shopping centers and an office building for a total of approximately $142.6 million, including the buyer's assumption of approximately $25.9 million of mortgage debt, which resulted in a net gain of $19.7 million. The net proceeds of $114.6 million were used to reduce the outstanding borrowings on the Credit Facility, to repurchase Paired Shares and Units and for general corporate purposes.

    In addition, on July 31, 2000, we sold our 1,408,450 shares of common stock of Chelsea Property Group, Inc. for $50.0 million, which equaled our original investment. No gain or loss was recognized on the transaction. The net proceeds were used for general corporate purposes.

    In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria. We expect the sale prices of any non-core assets, if sold, will not differ materially from the carrying value of the related assets.

  Development Activity

    New Developments.  Development activities are an ongoing part of our business. During 2000, we opened two new Properties aggregating approximately 1.7 million square feet of GLA. In total, we invested approximately $179.6 million on new developments in 2000. With fewer new developments currently under construction, we expect 2001 development costs to be approximately $76.2 million.

    Strategic Expansions and Renovations.  One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 2000, we invested approximately $201.6 million on redevelopment projects and completed five major redevelopment projects, which added approximately 1.2 million square feet of GLA to the Portfolio. We have a number of renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $121.0 million on redevelopment in 2001.

    International Expansion.  The SPG Operating Partnership and the Management Company have a 29% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A.

("BEG"), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our total cash investment in ERE and BEG at December 31, 2000 was approximately $45.8 million, with commitments for an additional $16.6 million, subject to certain performance and other criteria, including our approval of development projects. The agreements with BEG and ERE are structured to allow us to acquire an additional 25% ownership interest over time. As of December 31, 2000, BEG and ERE had three Properties open in Poland and two in France.

    Technology Initiatives.  We continue to evolve our technology initiatives through our association with several third party participants. Through MerchantWired LLC, we are creating, along with all the other leading retail real estate developers, a full service retail infrastructure company that provides retailers across the country access to a high speed, highly reliable and secure broadband network. We own an approximately 53% noncontrolling interest in MerchantWired LLC and account for it using the equity method of accounting. In addition, in 2000 we joined with other leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors. In September, Constellation announced its initial investment of $25.0 million in FacilityPro.com, a business-to-business electronic marketplace designed for the efficient procurement of facilities' products and services. Our share of this investment is $2.5 million.

    These new activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. We have investments totaling approximately $28.9 million related to such programs through December 31, 2000. We expect to continue to invest in these programs over the next two years and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of equipment lease payments up to $46.0 million. There is no assurance that our technology programs will succeed.

  Capital Expenditures on Consolidated Properties

	2000	1999	1998
New Developments	$58	$226	$22
Renovations and Expansions	194	248	250
Tenant Allowances	65	64	46
Operational Capital Expenditures	49	27	18
Other	—	—	12

Total	$366	$565	$348

  Distributions

    We declared distributions in 2000 aggregating $2.02 per Unit. On February 6, 2001, we declared a distribution of $0.5050 per Unit payable on February 28, 2001, to Unitholders of record on February 16, 2001. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

  Investing and Financing Activities

    Pursuant to a stock repurchase program authorized by the Board of Directors of SPG, on August 8, 2000, we purchased 1,596,100 Paired Shares at an average price of $25.00 per Paired Share. The purchase is part of a plan announced by management earlier in the year to make opportunistic repurchases of Paired Shares during 2000 funded solely by a portion of the net proceeds realized from sales of our non-core assets.

    During 2000, 478,454 limited partner units were purchased for approximately $11.1 million.

    Cash used in investing activities during 2000 includes capital expenditures of $409.7 million, investments in unconsolidated joint ventures of $161.6 million consisting primarily of development funding, $1.3 million in acquisition costs, $19.6 million of funding through the note receivable from the SRC Operating Partnership primarily for technology initiatives, and $20.3 million of investments in and advances to the Management Company. Capital expenditures include development costs of $61.5 million, renovation and expansion costs of approximately $233.3 million and tenant costs, and other operational capital expenditures of approximately $114.9 million. These uses of cash are partially offset by distributions from unconsolidated entities of $360.3 million; net proceeds of $114.6 million from the sales of our interests in two regional malls, four community shopping centers and an office building; and net proceeds of $50.0 million from the sale of stock held as an investment. Distributions from unconsolidated entities includes approximately $277.1 million resulting from financing activities, with the remainder resulting primarily from those entities' operating activities.

    Cash used in financing activities during 2000 includes net equity distributions of $554.6 million, $50.8 million to purchase treasury stock and limited partner units, and net debt proceeds of $48.5 million.

  Inflation

    Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

    However, inflation may have a negative impact on some of our other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

  Seasonality

    The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, our earnings are generally highest in the fourth quarter of each year.

  Retail Climate and Tenant Bankruptcies

    A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy. Some changeover in tenants is normal in our business. We lost 800,000 square feet of tenants in 2000 to bankruptcies or restructurings. Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

    The geographical diversity of our portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix also is a factor because no single retailer represents more than 2.0% of total GLA or more than 3.5% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

  Environmental Matters

    See Note 13 in the Notes to Financial Statements for discussion of environmental matters.

  New Accounting Pronouncements

    See Footnote 15 of the Notes to Financial Statements for a discussion of the impact of new accounting pronouncements.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

    Please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 under the caption Liquidity and Capital Resources.

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

(b)
Reports on Form 8-K

    None.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Simon Property Group, Inc.:

    We have audited the accompanying consolidated balance sheets of SPG Properties, Inc. (a Maryland corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPG Properties, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, and the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 15 to the financial statements of Simon Property Group, L.P., effective January 1, 2000, Simon Property Group, L.P. adopted Staff Accounting Bulletin No. 101, which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

ARTHUR ANDERSEN LLP

Indianapolis, Indiana
February 7, 2001.

CONSOLIDATED BALANCE SHEETS
SPG PROPERTIES, INC.
(Dollars in thousands, except per share amounts)

	December 31, 2000	December 31, 1999
ASSETS:
Investment in the SPG Operating Partnership	$1,971,122	$2,072,186

COMMITMENTS AND CONTINGENCIES (See note 13 to the financial statements of the SPG Operating Partnership)
SHAREHOLDERS' EQUITY:
Series B and C cumulative redeemable preferred stock, 12,200,000 shares authorized, 11,000,000 issued and outstanding. Liquidation values $350,000	339,865	339,597
Common stock, $.0001 par value, 400,000,000 shares authorized, and 113,679,929 and 113,688,557 issued and outstanding, respectively	11	11
Class B common stock, $.0001 par value, 12,000,000 shares authorized, 0 issued and outstanding	—	—
Class C common stock, $.0001 par value, 4,000 shares authorized, 0 issued and outstanding	—	—
Capital in excess of par value	2,175,421	2,175,672
Accumulated deficit	(538,939)	(427,394)
Unrealized loss on long-term investment	—	(3,885)
Unamortized restricted stock award	(5,236)	(11,815)

Total shareholders' equity	$1,971,122	$2,072,186

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SPG PROPERTIES, INC.

(Dollars in thousands)

	For the Year Ended December 31,
	2000(Note 2)	1999(Note 2)	1998(Note 2)
REVENUE:
Minimum rent	$—	$—	$565,294
Overage rent	—	—	22,766
Tenant reimbursements	—	—	283,805
Other income	—	—	60,754

Total revenue	—	—	932,619

EXPENSES:
Property operating	—	—	155,822
Depreciation and amortization	—	—	177,710
Real estate taxes	—	—	90,341
Repairs and maintenance	—	—	35,953
Advertising and promotion	—	—	27,992
Provision for credit losses	—	—	1,599
Other	—	—	16,983

Total operating expenses	—	—	506,400

OPERATING INCOME	—	—	426,219
INTEREST EXPENSE	—	—	281,748

INCOME BEFORE MINORITY INTEREST	—	—	144,471
MINORITY INTEREST	—	—	(4,704)
LOSS ON SALES OF ASSETS, NET	—	—	(7,283)

INCOME BEFORE UNCONSOLIDATED ENTITIES	—	—	132,484
EQUITY IN INCOME OF THE SPG OPERATING PARTNERSHIP	155,721	137,764	44,313
INCOME FROM UNCONSOLIDATED ENTITIES	—	—	8,789

INCOME BEFORE EXTRAORDINARY ITEMS	155,721	137,764	185,586
EXTRAORDINARY ITEMS	—	—	7,002

INCOME BEFORE ALLOCATION TO LIMITED PARTNERS	155,721	137,764	192,588
LESS—LIMITED PARTNERS' INTEREST IN THE SPG OPERATING PARTNERSHIP	—	—	45,374
LESS—MANAGING GENERAL PARTNER'S DIRECT INTEREST IN THE SPG OPERATING PARTNERSHIP	—	—	1,369

NET INCOME	155,721	137,764	145,845
PREFERRED DIVIDENDS	(29,336)	(29,336)	(29,336)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$126,385	$108,428	$116,509

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SPG PROPERTIES, INC.

(Dollars in thousands)

	Preferred Stock	All Classes of Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Unrealized Gain (Loss) on Long-Term Investment	Unamortized Restricted Stock Award	Total Shareholders' Equity
Balance at December 31, 1997	$339,061	$10	$1,491,909	$(263,308)	$2,420	$(13,230)	$1,556,862
Common stock issued to the public (2,957,335 shares)		1	91,398				91,399
Common stock issued in connection with acquisitions (519,889 shares)			17,176				17,176
Stock incentive program (495,131 shares)			15,983			(15,983)	—
Other (Accretion of preferred stock and 81,111 shares issued)	268		2,160				2,428
Amortization of stock incentive						9,463	9,463
Adjustment to limited partners' interest in the SPG Operating Partnership			557,642				557,642
Distributions				(270,193)			(270,193)

Subtotal	339,329	11	2,176,268	(533,501)	2,420	(19,750)	1,964,777

Other Comprehensive Income:
Unrealized loss on long-term investment					(2,331)		(2,331)
Net income				145,845			145,845

Total Comprehensive Income:	—	—	—	145,845	(2,331)	—	143,514

Balance at December 31, 1998	339,329	11	2,176,268	(387,656)	89	(19,750)	2,108,291
Restricted stock forfeitures (19,089 shares)			(596)			333	(263)
Amortization of stock incentive						7,602	7,602
Preferred stock accretion	268						268
Adjustment to limited partners' interest in the SPG Operating Partnership				81,473			81,473
Distributions				(258,975)			(258,975)

Subtotal	339,597	11	2,175,672	(565,158)	89	(11,815)	1,938,396

Comprehensive Income:
Unrealized loss on long-term investment					(3,974)		(3,974)
Net income				137,764			137,764

Total Comprehensive Income:	—	—	—	137,764	(3,974)	—	133,790

Balance at December 31, 1999	339,597	11	2,175,672	(427,394)	(3,885)	(11,815)	2,072,186
Restricted stock forfeitures (8,628 shares)			(251)			251	—
Amortization of stock incentive						6,328	6,328
Preferred stock accretion	268						268
Adjustment to limited partners' interest in the SPG Operating Partnership				99,615			99,615
Distributions				(258,970)			(258,970)

Subtotal	339,865	11	2,175,421	(586,749)	(3,885)	(5,236)	1,919,427

Comprehensive Income:
Unrealized loss on long-term investment					3,885		3,885
Net income				155,721			155,721

Total Comprehensive Income:	—	—	—	155,721	3,885	—	159,606

Balance at December 31, 2000	$339,865	$11	$2,175,421	$(431,028)	$—	$(5,236)	$2,079,033

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SPG PROPERTIES, INC.

(Dollars in thousands)

	For the Year Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,721	$137,764	$145,845
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	185,798
Extraordinary items	—	—	(7,002)
Loss on sales of assets, net	—	—	7,283
Limited partners' interest in the SPG Operating Partnership	—	—	45,374
Managing General Partner's Interest in the SPG Operating Partnership	—	—	1,369
Straight-line rent	—	—	(5,892)
Minority interest	—	—	4,704
Equity in income of the SPG Operating Partnership	(155,721)	(137,764)	(44,313)
Equity in income of unconsolidated entities	—	—	(8,789)
Changes in assets and liabilities —		—
Tenant receivables and accrued revenue	—	—	(5,280)
Deferred costs and other assets	—	—	(10,516)
Accounts payable, accrued expenses and other liabilities	—	—	41,648

Net cash provided by operating activities	—	—	350,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	—	(1,881,183)
Capital expenditures	—	—	(233,200)
Cash from mergers, acquisitions and consolidation of joint ventures, net	—	—	17,213
Cash held by deconsolidated investee	—	—	(78,971)
Change in restricted cash	—	—	6,868
Net proceeds from sale of assets	—	—	46,087
Investments in unconsolidated entities	—	—	(28,726)
Distributions from the SPG Operating Partnership	258,970	258,975	64,014
Distributions from unconsolidated entities	—	—	164,914
Investments in and advances to the Management Company and affiliate	—	—	(19,915)
Other investing activities	—	—	—

Net cash provided by (used in) investing activities	258,970	258,975	(1,942,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common and preferred stock, net	—	—	92,629
Minority interest distributions, net	—	—	(10,991)
Preferred dividends and distributions to shareholders	(258,970)	(258,975)	(270,193)
Distributions to the limited partners of the SPG Operating Partnership	—	—	(104,139)
Mortgage and other note proceeds, net of transaction costs	—	—	3,305,199
Mortgage and other note principal payments	—	—	(1,529,534)
Other refinancing transaction	—	—	—

Net cash (used in) provided by financing activities	(258,970)	(258,975)	1,482,971

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(109,699)
CASH AND CASH EQUIVALENTS, beginning of period	—	—	109,699

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Simon Property Group, L.P.

(Dollars in thousands)

	December 31, 2000	December 31, 1999
ASSETS:
Investment properties, at cost	$12,883,471	$12,640,146
Less—accumulated depreciation	1,471,178	1,093,103

	11,412,293	11,547,043
Cash and cash equivalents	209,755	153,743
Tenant receivables and accrued revenue, net	294,775	287,950
Notes and advances receivable from Management Company and affiliates	182,401	162,082
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	29,425	9,848
Investment in unconsolidated entities, at equity	1,308,838	1,519,504
Other investment	—	41,902
Goodwill, net	38,384	39,556
Deferred costs and other assets, net	240,578	249,168
Minority interest	42,377	35,931

Total assets	$13,758,826	$14,046,727

LIABILITIES:
Mortgages and other indebtedness	$8,728,582	$8,768,841
Accrued distributions	18,266	876
Accounts payable and accrued expenses	437,860	476,904
Cash distributions and losses in partnerships and joint ventures, at equity	44,634	32,995
Other liabilities	227,083	213,874

Total liabilities	9,456,425	9,493,490

COMMITMENTS AND CONTINGENCIES (Note 13)
PARTNERS' EQUITY:
Preferred units, 22,049,570 and 22,066,056 units outstanding, respectively. Liquidation values $1,058,950 and $1,062,589, respectively (Note 11)	1,028,435	1,032,320
General Partners, 170,274,816 and 171,494,311 units oustanding, respectively	2,451,452	2,631,618
Limited Partners, 64,966,226 and 65,444,680 units outstanding, respectively	935,321	1,004,263
Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)
Unamortized restricted stock award	(19,982)	(22,139)
Total partners' equity	4,302,401	4,553,237

Total liabilities and partners' equity	$13,758,826	$14,046,727

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
Simon Property Group, L.P.

(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2000	1999	1998
REVENUE:
Minimum rent	$1,215,623	$1,134,297	$847,198
Overage rent	56,200	60,720	49,441
Tenant reimbursements	596,578	578,752	427,921
Other income	132,310	106,466	75,629

Total revenue	2,000,711	1,880,235	1,400,189

EXPENSES:
Property operating	308,432	292,249	225,899
Depreciation and amortization	416,239	378,192	266,978
Real estate taxes	188,077	185,340	133,038
Repairs and maintenance	73,392	70,364	53,189
Advertising and promotion	64,726	65,216	50,521
Provision for credit losses	9,603	8,367	6,599
Other	32,288	27,796	23,956

Total operating expenses	1,092,757	1,027,524	760,180

OPERATING INCOME	907,954	852,711	640,009
INTEREST EXPENSE	637,325	579,848	420,280

INCOME BEFORE MINORITY INTEREST	270,629	272,863	219,729
MINORITY INTEREST	(10,725)	(10,719)	(7,335)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $10,572, $0 AND $0 RESPECTIVELY	9,132	(1,942)	(7,283)

INCOME BEFORE UNCONSOLIDATED ENTITIES	269,036	260,202	205,111
INCOME FROM UNCONSOLIDATED ENTITIES	84,322	49,641	28,145

INCOME BEFORE UNUSUAL ITEM, EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	353,358	309,843	233,256
UNUSUAL ITEM (Note 13)	—	(12,000)	—
EXTRAORDINARY ITEMS — DEBT RELATED TRANSACTIONS	(649)	(6,705)	7,146
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 15)	(12,311)	—	—

NET INCOME	340,398	291,138	240,402
PREFERRED UNIT REQUIREMENT	(77,410)	(69,323)	(41,471)

NET INCOME AVAILABLE TO UNITHOLDERS	$262,988	$221,815	$198,931

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$63,987	$51,860	$14,243
SPG Properties and SD Property Group (Note 10)	126,385	108,428	$116,509
Limited Partners	72,616	61,527	68,179

Net income	$262,988	$221,815	$198,931

BASIC AND DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$1.16	$0.98	$1.01
Extraordinary items	—	(0.03)	0.04
Cumulative effect of accounting change	(0.05)	—	—

Net income	$1.11	$0.95	$1.05

The accompanying notes are an integral part of these statements.

Consolidated Statements of Partners' Equity
Simon Property Group, L.P.
(Dollars in thousands)

		General Partners
	Preferred Units	SPG (Managing General Partner)	SPG Properties and SD Property Group	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from SPG	Total Partners' Equity
Balance at December 31, 1997	$339,061	$—	$1,231,031	$694,437	$(13,230)	$—	$2,251,299
General Partner Contributions (2,957,335 units)			91,399				91,399
CPI Merger (Note 4):
Preferred Units (5,053,580)	717,916						717,916
Units (47,790,550)		1,605,638					1,605,638
Units issued in connection with acquisitions (519,889 and 2,344,199 units, respectively)			17,176	76,263			93,439
Stock incentive program (495,131 units, net of forfeitures)			15,983		(15,983)		—
Amortization of stock incentive					9,463		9,463
Other (Accretion of Preferred Units, 81,111 general partner Units issued and 12,804 limited partner Units redeemed)	268	340	2,160	(289)			2,479
Adjustment to allocate net equity of the SPG Operating Partnership		(866,564)	557,642	308,922			—
Distributions	(41,471)	(1,746)	(240,857)	(136,551)			(420,625)

Subtotal	1,015,774	737,668	1,674,534	942,782	(19,750)	—	4,351,008
Comprehensive Income:
Net income	41,471	14,243	116,509	68,179			240,402
Unrealized loss on long-term investments		37	(2,331)	(1,315)			(3,609)

Total Comprehensive Income	41,471	14,280	114,178	66,864	—	—	236,793

Balance at December 31, 1998	1,057,245	751,948	1,788,712	1,009,646	(19,750)	—	4,587,801
General Partner Contributions (82,988 units)		2,131					2,131
Preferred Unit Conversion (5,926,440 units)	(199,320)	198,787					(533)
Units issued to pay dividend (153,890 units)		4,016					4,016
NED Acquisition (Note 3):
Preferred Units (5,168,454)	149,885						149,885
Units (1,269,446)				36,180			36,180
Mall of America acquisition (1,000,000 preferred units)	24,242						24,242
Units issued to SPG for Note (3,617,070 Units)		92,825				(92,825)	—
Stock incentive program (537,861 units, net of forfeitures)		14,183	(596)		(12,990)		597
Amortization of stock incentive					10,601		10,601
Units purchased by subsidiary (310,955)		(7,953)					(7,953)
Other (Accretion of Preferred Units, and 6,923 limited partner Units redeemed)	268			(607)			(339)
Adjustment to allocate net equity of the SPG Operating Partnership		(111,227)	81,473	29,754			—
Distributions	(69,323)	(78,016)	(258,975)	(129,941)			(536,255)

Subtotal	962,997	866,694	1,610,614	945,032	(22,139)	(92,825)	4,270,373
Comprehensive Income:
Net income	69,323	22,524	137,764	61,527			291,138
Unrealized gain on long-term investments		(2,004)	(3,974)	(2,296)			(8,274)

Total Comprehensive Income	69,323	20,520	133,790	59,231	—	—	282,864

Balance at December 31, 1999	1,032,320	887,214	1,744,404	1,004,263	(22,139)	(92,825)	4,553,237

Consolidated Statements of Partners' Equity
Simon Property Group, L.P.
(Dollars in thousands)

		General Partners
	Preferred Units	SPG (Managing General Partner)	SPG Properties and SD Property Group	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from SPG	Total Partners' Equity
Managing General Partner Contributions (27,910 Units)		1,134					1,134
Conversion of 2,212 Series A Preferred Units into 84,046 Units	(2,827)	2,819					(8)
Preferred Unit Issued as Dividend (1,242 Units)		31					31
Conversion of 14,274 Series B Preferred Units into 36,913 Units	(1,327)	1,324					(3)
Stock incentive program (417,994 Units, net)		9,849	(276)		(9,613)		(40)
Amortization of stock incentive					11,770		11,770
Units purchased by subsidiary (191,500)		(4,522)					(4,522)
Treasury units purchased (1,596,100)		(39,854)					(39,854)
Other (Accretion of Preferred Units, and 478,454 limited partner Units redeemed)	269			(11,183)			(10,914)
Adjustment to allocate net equity of the SPG Operating Partnership		8,974	(8,272)	(702)			—
Distributions	(77,410)	(117,964)	(229,633)	(131,919)			(556,926)

Subtotal	951,025	749,005	1,506,223	860,459	(19,982)	(92,825)	3,953,905
Comprehensive Income:
Net income	77,410	63,987	126,385	72,616			340,398
Unrealized loss on long-term investments		1,967	3,885	2,246			8,098

Total Comprehensive Income	77,410	65,954	130,270	74,862	—	—	348,496

Balance at December 31, 2000	$1,028,435	$814,959	$1,636,493	$935,321	$(19,982)	$(92,825)	$4,302,401

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Simon Property Group, L.P.
(Dollars in thousands)

	For the Year Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$340,398	$291,138	$240,402
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	426,648	390,020	277,346
Extraordinary items	649	6,705	(7,146)
Unusual Item	—	12,000	—
(Gain) loss on sales of assets, net of asset write downs of $10,572, $0 and $0, respectively	(9,132)	1,942	7,283
Cumulative effect of accounting change	12,311	—	—
Straight-line rent	(15,372)	(17,666)	(9,261)
Minority interest	10,725	10,719	7,335
Equity in income of unconsolidated entities	(84,322)	(49,641)	(28,145)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	(3,151)	(37,225)	(13,316)
Deferred costs and other assets	(3,730)	(23,242)	(7,289)
Accounts payable, accrued expenses and other liabilities	25,552	35,100	76,454

Net cash provided by operating activities	700,576	619,850	543,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,325)	(339,065)	(1,942,724)
Capital expenditures	(409,733)	(488,712)	(345,026)
Cash from mergers, acquisitions and consolidation of joint ventures, net	—	83,169	16,563
Change in restricted cash	—	—	7,686
Net proceeds from sale of assets	114,576	46,750	46,087
Investments in unconsolidated entities	(161,580)	(83,124)	(55,523)
Distributions from unconsolidated entities	360,290	221,509	195,497
Investment in and advances to the Management Company and affiliates	(20,319)	(46,704)	(21,569)
Mortgage loan payoff from the SRC Operating Partnership	—	20,565	—
Loan to the SRC Operating Partnership	(19,577)	(9,848)	—
Net proceeds from sale of investment	49,998	—	—

Net cash used in investing activities	(87,670)	(595,460)	(2,099,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	1,190	1,463	92,570
Purchase of treasury units and limited partner units	(50,828)	—	—
Partnership distributions	(539,538)	(538,807)	(417,164)
Minority interest distributions, net	(16,224)	(14,923)	(19,694)
Loan payoff to the SRC Operating Partnership	—	(17,907)	—
Mortgage and other note proceeds, net of transaction costs	1,474,527	2,168,069	3,782,314
Mortgage and other note principal payments	(1,426,021)	(1,593,008)	(1,867,913)

Net cash (used in) provided by financing activities	(556,894)	4,887	1,570,113

INCREASE IN CASH AND CASH EQUIVALENTS	56,012	29,277	14,767
CASH AND CASH EQUIVALENTS, beginning of period	153,743	124,466	109,699

CASH AND CASH EQUIVALENTS, end of period	$209,755	$153,743	$124,466

The accompanying notes are an integral part of these statements.

SPG PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.  Organization

    SPG Properties, Inc. ("SPG Properties"), formerly Simon DeBartolo Group, Inc. ("SDG"), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. ("SPG"). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties is a general partner of, and holds a noncontrolling partnership interest in, Simon Property Group, L.P. (the "SPG Operating Partnership"), formerly Simon DeBartolo Group, L.P. ("SDG, LP"), as of December 31, 2000. On January 27, 2000, SD Property Group, Inc., a substantially wholly-owned subsidiary of SPG Properties, merged with and into SPG Properties. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). At December 31, 2000 and 1999, SPG Properties' direct and indirect ownership interest in the SPG Operating Partnership was 48.3% and 48.0%, respectively.

    As of December 31, 2000, the SPG Operating Partnership owned or held an interest in 251 income-producing properties in the United States, which consisted of 164 regional malls, 73 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"), and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties."The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the financial statements of the SPG Operating Partnership for a description of the activities of the Management Company.

2.  Basis of Presentation

    The accompanying consolidated financial statements of SPG Properties include accounts of all entities owned or controlled by SPG Properties. All significant intercompany amounts have been eliminated. In connection with the CPI Merger (see Note 4 to the financial statements of the SPG Operating Partnership), SPG became the managing general partner of the SPG Operating Partnership. Since SPG Properties no longer controls the SPG Operating Partnership, the accompanying balance sheets as of December 31, 2000 and 1999 reflect SPG Properties' interest in the SPG Operating Partnership utilizing the equity method of accounting. Prior to the CPI Merger, SPG Properties and subsidiary accounted for their interests in the SPG Operating Partnership using the consolidated method of accounting. Because of the proximity of the change in control (as of the close of business on September 24, 1998) to the period ended September 30, 1998, for purposes of the statements of operations and cash flows, the equity method commenced effective October 1, 1998. The managing general partners' interest during the period from September 25, 1998 through September 30, 1998 has been reflected as a reduction to SPG Properties' operating results in the accompanying consolidated statement of operations. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of SPG Properties' assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

    Net operating results of the SPG Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining weighted average ownership interest in the SPG Operating Partnership during the period. SPG Properties' remaining weighted average ownership interest in the SPG Operating Partnership for the years ended December 31, 2000, 1999 and 1998 was 48.1%, 48.9% and 59.4%, respectively.

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

3.  Equity Investment in the SPG Operating Partnership

    The following table summarizes financial information of the SPG Operating Partnership for the year ended December 31, 1998, and distinguishes between the periods in which SPG Properties' interest in the SPG Operating Partnership was accounted for using the consolidated method of accounting and the equity method of accounting:

	Consolidated Method (January 1 to September 30, 1998)	Equity Method (October 1 to December 31, 1998)	Total
Total Revenue	$932,619	$467,570	$1,400,189
Operating Expenses	506,400	253,780	760,180
Net Income of the SPG Operating Partnership	$148,275	$92,127	$240,402
Managing General and Limited Partners' Share of the SPG Operating Partnership's Net Income	46,743	47,814	94,557

SPG Properties' Share of the SPG Operating Partnership's Net Income	$101,532	$44,313	$145,845

SPG Properties' Weighted Average Ownership Interest	63.2%	50.4%	59.4%

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

    In connection with the CPI Merger, all of the holders of all classes SPG Properties' common stock exchanged their shares in SPG Properties to SPG for a like number of shares in SPG. The result is that SPG owns substantially all of the common stock of SPG Properties.

  Preferred Stock

    SPG Properties has outstanding 8,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock, which it may redeem any time on or after September 29, 2006, at a liquidation value of $25.00 per share, plus accrued and unpaid dividends. The liquidation value (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, which may include other series of preferred shares. The SPG

Operating Partnership pays a preferred distribution to SPG Properties equal to the dividends paid on the preferred stock. The balance of the Series B Preferred Shares was $192,989 as of December 31, 2000 and 1999.

    SPG Properties also has outstanding 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") with a liquidation value of $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. Beginning September 30, 2007, SPG Properties may redeem the Series C Preferred Shares in whole or in part, using only the sale proceeds of other capital stock of SPG Properties, at a liquidation value of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties. The SPG Operating Partnership pays a preferred distribution to SPG Properties equal to the dividends paid on the preferred stock. The balance of the Series C Preferred Shares was $146,877and $146,608 as of December 31, 2000 and 1999, respectively.

5.  Quarterly Financial Data (Unaudited)

    Summarized quarterly 2000 and 1999 data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
2000
Total revenue	$—	$—	$—	$—	$—
Operating income	—	—	—	—	—
Equity in income of the SPG Operating Partnership	26,418	35,308	35,699	58,296	155,721
Income before extraordinary items	26,418	35,308	35,699	58,296	155,721
Net income available to common shareholders	$19,084	$27,974	$28,366	$50,961	$126,385

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
1999
Total revenue	$—	$—	$—	$—	$—
Operating income	—	—	—	—	—
Equity in income of the SPG Operating Partnership	30,862	32,594	34,256	40,052	137,764
Income before extraordinary items	30,862	32,594	34,256	40,052	137,764
Net income available to common shareholders	$23,528	$25,260	$26,923	$32,717	$108,428

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

    The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 2000, the SPG Operating Partnership owned or held an interest in 251 income-producing properties in the United States, which consisted of 164 regional malls, 73 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. SPG and the SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 for a description of the activities of the Management Company.

    The Companies have recently formed Simon Brand Ventures, LLC ("SBV"), a business to consumer initiative, and Simon Brand Network ("SBN"), a business-to-business initiative, to continue to expand upon certain mall marketing initiatives to take advantage of the SPG Operating Partnership's size and tenant relationships, through strategic corporate alliances. Beginning in 2000, certain SBV income, previously included in Management Company's results of operations, was included in SRC's results of operations. SBV is focused on leveraging the SPG Operating Partnership's 100 million unique shoppers and their 2 billion annual shopping visits to contribute to the SPG Operating Partnership's second-curve revenue strategy. The SBV concept and initiatives were started in 1997 to create a new medium for connecting consumers with retailers and sponsors by developing a combination of shopping, entertainment and community. SBN is focused on leveraging the SPG Operating Partnership's assets to create new businesses which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for the SPG Operating Partnership. SBN's strategy is to provide a competitively valued, broad based offering of products and services via a unique and dominant business-to-business marketplace and service network focused on the real estate industry and their tenants. Effective January 1, 2001, ownership of SBV transferred from SRC to the SPG Operating Partnership.

    The SPG Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the SPG Operating

Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 2000, 333 of the approximately 975 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the Operating Partnerships.

2. Basis of Presentation and Consolidation

    The accompanying consolidated financial statements include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The consolidated financial statements reflect the CPI Merger (see Note 4) as of the close of business on September 24, 1998.

    Properties which are wholly-owned or owned less than 100% and are controlled by the SPG Operating Partnership are accounted for using the consolidation method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions. Investments in partnerships and joint ventures which represent noncontrolling ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

    Net operating results of the SPG Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during 2000, 1999 and 1998 were 72.4%, 72.3% and 66.2%, respectively. At December 31, 2000 and 1999, SPG's direct and indirect ownership interest in the SPG Operating Partnership was 72.4%.

3. NED Acquisition

    During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the Properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns a noncontrolling 49.1%, to acquire interests in the remaining Properties. The total cost of the NED Acquisition is approximately $1.8 billion, of which the SPG Operating Partnership's share is approximately $894 million. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA. The SPG Operating Partnership's share of the cost of the NED Acquisition included the assumption of approximately $530,000 of mortgage indebtedness; $177,050 in cash; the issuance of 1,269,446 Paired Units valued at approximately $36,400; the issuance of 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72,800; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78,000. The SPG Operating Partnership's share of the cash portion of the purchase price was financed primarily using the Credit Facility (see Note 9).

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

4. CPI Merger

    As of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc., Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. ("CRC"). The CPI Merger included the addition of 23 regional malls, one community center, two office buildings and one regional mall and one community center under construction.

    The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion, including transaction costs and liabilities assumed, in accordance with the purchase method of accounting and has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed and resulted in goodwill of $41,021, as adjusted. Goodwill is amortized over the estimated life of the properties of 35 years.

    In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired-share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition, Simon DeBartolo Group ("SDG") and Simon DeBartolo Group, L.P. ("SDG, LP") were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

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

    SDG, LP contributed cash to CRC and the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SPG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SPG Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership in exchange for an ownership interest therein have been appropriately accounted for as capital infusion or equity transactions. The assets and liabilities of CRC are reflected at historical cost.

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

Year Ended December 31, 1998
Revenue	$1,695,204

Net income(1)	273,088

Net income available to Unitholders	191,312

Basic net income per Unit(1)	$0.85

Diluted net income per Unit	$0.85

Basic weighted average number of Units	224,041,500

Diluted weighted average number of Units	224,398,649

(1)
Includes net gains on the sales of assets of $37,973, or $0.17 on a basic earnings per Unit basis.

5. Other Real Estate Acquisitions and Disposals

  Acquisitions

    During 1999, the SPG Operating Partnership acquired the remaining interests in four Properties, and a noncontrolling 27.5% ownership interest in the 2.8 million square-foot Mall of America for a combined price of approximately $317,850, including the assumption of $134,300 of mortgage indebtedness, 1,000,000 shares of 8% Redeemable Preferred Stock in SPG issued at $24,242, and the remainder in cash, financed primarily through the Credit Facility and working capital. The SPG Operating Partnership is entitled to 50% of the economic benefits of Mall of America, due to a preference.

    On February 27, 1998, the SPG Operating Partnership acquired a noncontrolling 50% joint venture interest in a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA. The SPG Operating Partnership's $487,250 share of the purchase price included the assumption of indebtedness of $242,500. The SPG Operating Partnership also assumed leasing and management responsibilities for six of the regional malls and one community center. The SPG Operating Partnership funded its share of the cash portion of the purchase price using borrowings from an interim $300,000 unsecured revolving credit facility, which was subsequently retired using borrowings from the Credit Facility.

    During 1998, the SPG Operating Partnership acquired 100% of one Property, a 90% interest in another Property and additional interests in a total of six Properties for approximately $199,200, including the assumption of $62,100 of indebtedness and 2,864,088 Units valued at approximately $93,500, with the remainder in cash financed primarily through the Credit Facility and working capital. These transactions resulted in the addition of approximately 1.1 million square feet of GLA to the portfolio.

  Disposals

    During 2000, 1999 and 1998, the SPG Operating Partnership sold ownership interests in seven, two and five properties, respectively, at a combined gross sale price of $142,575, $46,750 and $120,000, respectively. These sales generated net combined consolidated gains (losses) of $19,704, ($1,942) and ($7,283) in 2000, 1999 and 1998, respectively. The SPG Operating Partnership is continuing to pursue the sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

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

  Use of Estimates

    The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

  Capitalized Interest

    Interest is capitalized on projects during periods of construction. Interest capitalized during 2000, 1999 and 1998 was $18,210, $19,641 and $10,567, respectively.

  Segment Disclosure

    The SPG Operating Partnership's interests in its regional malls, community centers and other assets represent one segment as they have similar economic and environmental conditions, business processes, types of customers (i.e. tenants) and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio.

  Long-term Investment

    Investments in securities classified as available for sale are reflected in other investments in the balance sheets at market value with the changes in market value reflected as comprehensive income in partners' equity. These investments were sold in 2000.

  Deferred Costs

    Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs of $138,396 and $137,133 are net of accumulated amortization of $148,967 and $121,468 as of December 31, 2000 and 1999, respectively.

    Interest expense in the accompanying Statements of Operations includes amortization of deferred financing costs of $15,798, $17,535, and $11,835, for 2000, 1999 and 1998, respectively, and has been reduced by amortization of debt premiums and discounts of $5,391, $5,707 and $1,465 for 2000, 1999 and 1998, respectively.

  Revenue Recognition

    The SPG Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Beginning January 1, 2000, the Companies recognize overage rents only when each tenant's sales exceeds its sales threshold. Previously, overage rents were recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year. See Note 15 for description and impact of the accounting change.

    Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

  Allowance for Credit Losses

    A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 2000, 1999 and 1998 was as follows:

Year Ended	Balance at Beginning of Year	Provision for Credit Losses	Accounts Written Off	Balance at End of Year
December 31, 2000	$14,488	$9,603	$(4,023)	$20,068

December 31, 1999	$14,476	$8,367	$(8,355)	$14,488

December 31, 1998	$13,804	$6,599	$(5,927)	$14,476

  Income Taxes

    As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

  Per Unit Data

    Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The following table sets forth the computation for the SPG Operating Partnership's basic and diluted earnings per Unit.

	For the Year Ended December 31,
	2000	1999	1998
Income before extraordinary items, before cumulative effect of accounting change, after the unusual item and after the preferred unit requirement	$275,948	$228,520	$191,785
Extraordinary items	(649)	(6,705)	7,146
Cumulative effect of accounting change	(12,311)	—	—

Net Income available to Unitholders	$262,988	$221,815	$198,931

Weighted Average Shares Outstanding—Basic	236,535,534	232,569,029	189,082,385
Effect of stock options	99,538	137,002	357,149

Weighted Average Shares Outstanding—Diluted	236,635,072	232,706,031	189,439,534

    Basic and diluted earnings per Unit is presented in the financial statements based upon the weighted average number of Units outstanding of the SPG Operating Partnership, giving effect to the CPI Merger as of the close of business on September 24, 1998. Management believes this presentation provides the Unitholders with the most meaningful presentation of earnings for a single interest in the SPG Operating Partnership.

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

    The SPG Operating Partnership accrues distributions when they are declared. SPG declared distributions in 2000 and 1999 aggregating $2.02 per share of common stock, of which $0.94 and $1.07 represented a return of capital measured using accounting principles generally accepted in the United States. On a federal income tax basis, 49% of SPG's 2000 distribution represented a capital gain, 11% represented a return of capital, and 4% represented unrecaptured Section 1250 gain. In 1999, 10% of SPG's 1999 distribution represented a capital gain and 38% represented a return of capital.

  Cash and Cash Equivalents

    All highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities.

  Noncash Transactions

    Accrued and unpaid distributions were $18,266 and $876 at December 31, 2000 and 1999, respectively. Please refer to Notes 3, 4, 5 and 11 for additional discussion of noncash transactions.

  Reclassifications

    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

7. Investment Properties

    Investment properties consist of the following:

	December 31,
	2000	1999
Land	$1,973,380	$1,960,177
Buildings and improvements	10,820,467	10,605,893

Total land, buildings and improvements	12,793,847	12,566,070
Furniture, fixtures and equipment	89,624	74,076

Investment properties at cost	12,883,471	12,640,146
Less—accumulated depreciation	1,471,178	1,093,103

Investment properties at cost, net	$11,412,293	$11,547,043

    Investment properties includes $122,277 and $201,032 of construction in progress at December 31, 2000 and 1999, respectively.

8. Investments in Unconsolidated Entities

    Summary financial information of the Joint Venture Properties and a summary of the SPG Operating Partnership's investment in and share of income from such Properties follows.

	December 31,
	2000	1999
BALANCE SHEETS
Assets:
Investment properties at cost, net	$6,563,470	$6,471,992
Cash and cash equivalents	191,687	169,763
Tenant receivables	165,583	160,431
Other assets	278,294	165,303

Total assets	$7,199,034	$6,967,489

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,135,488	$4,484,598
Accounts payable, accrued expenses and other liabilities	348,375	291,213

Total liabilities	5,483,863	4,775,811
Partners' equity	1,715,171	2,191,678

Total liabilities and partners' equity	$7,199,034	$6,967,489

The SPG Operating Partnership's Share of:
Total assets	$2,924,666	$2,834,236

Partners' equity	$672,593	$887,219
Add: Excess Investment	558,675	592,457

The SPG Operating Partnership's net Investment in Joint Ventures	$1,231,268	$1,479,676

	For the Year Ended December 31,
	2000	1999	1998
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$766,379	$570,902	$442,530
Overage rent	31,174	25,957	18,465
Tenant reimbursements	377,673	276,223	204,936
Other income	56,905	45,140	30,564

Total revenue	1,232,131	918,222	696,495
Operating Expenses:
Operating expenses and other	454,513	324,061	245,927
Depreciation and amortization	238,932	170,339	129,681

Total operating expenses	693,445	494,400	375,608

Operating Income	538,686	423,822	320,887
Interest Expense	357,569	235,179	176,669
Loss on Sale of Assets	(6,990)	—	(6,818)

Income Before Extraordinary Items and Cumulative Effect of Accounting Change ("IBEC")	174,127	188,643	137,400
Cumulative Effect of Accounting Change	(3,948)	—	—
Extraordinary Items—Debt Extinguishments	(1,842)	(66)	(4,240)

Net Income	$168,337	$188,577	$133,160

Third-Party Investors' Share of IBEC	99,679	116,465	92,482

The SPG Operating Partnership's Share of IBEC	$74,448	$72,178	$44,918
Amortization of Excess Investment	20,972	27,252	22,625

Income from Unconsolidated Entities	$53,476	$44,926	$22,293

    As of December 31, 2000 and 1999, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures acquired ("Excess Investment") was $558,675 and $592,457, respectively, which is amortized over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 2000, 1999 and 1998 was $20,972, $27,252 and $22,625, respectively. Included in the 1999 amortization is a $5,000 writedown on a joint venture investment.

  The Management Company

    The SPG Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the 8% cumulative preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by certain Simon family members. Because the SPG Operating Partnership exercises significant influence but not control over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. The SPG Operating Partnership incurred costs of $79,357, $75,697 and $58,748 on consolidated Properties, related to services provided by the Management Company and its affiliates in 2000, 1999 and 1998, respectively. The Management Company also provides certain of such services to Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties for a fee. Fees for services provided by the Management Company to MSA were $4,246, $3,853 and $3,301 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The SPG Operating Partnership manages substantially all wholly-owned and joint venture Properties except for 44 Properties of which 29 are managed by the Management Company, and, accordingly, it reimburses a subsidiary of the Management Company for costs incurred relating to the management of such Properties. Substantially all employees of the SPG Operating Partnership (other than direct field personnel) are employed by such Management Company subsidiary. The Management Company records costs net of amounts reimbursed by the SPG Operating Partnership. Common costs are allocated using assumptions that management believes are reasonable. The SPG Operating Partnership's share of allocated common costs was $60,874, $54,759 and $35,341 for 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, amounts due from the Management Company for unpaid accrued interest and unpaid accrued preferred dividends were not material to the financial statements or to those of the SPG Operating Partnership. Amounts due to the Management Company under cost-sharing arrangements and management contracts are included in notes and advances receivable from Management Company and affiliates.

    The SPG Operating Partnership's net investment in the Management Company as of December 31, 2000 and 1999 was $32,936 and $6,833, respectively. Summarized consolidated financial information of the Management Company and a summary of the SPG Operating Partnership's investment in and share of income from the Management Company follows.

	December 31,
	2000	1999
BALANCE SHEET DATA:
Total assets	$225,272	$184,501
Notes payable to the SPG Operating Partnership at 11%, due 2008, and advances	182,401	162,082
Shareholders' equity	35,630	21,740
The SPG Operating Partnership's Share of:
Total assets	$212,838	$172,935

Shareholders' equity	$39,078	$23,889

	For the Year Ended December 31,
	2000	1999	1998
OPERATING DATA:
Total revenue	$93,618	$115,761	$100,349
Operating Income	37,290	5,573	8,067
Net Income Available for Common Shareholders	$35,890	$4,173	$6,667

The SPG Operating Partnership's Share of Net Income after intercompany profit elimination	$30,846	$4,715	$5,852

European Investment

    The SPG Operating Partnership and the Management Company have a 29% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The SPG Operating Partnership's total cash investment in ERE and BEG at December 31, 2000 was approximately $45.8 million, with commitments for an additional $16.6 million, subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects. The agreements with

BEG and ERE are structured to allow the SPG Operating Partnership to acquire an additional 25% ownership interest over time. As of December 31, 2000, BEG and ERE had three properties open in Poland and two in France.

    The translation adjustment resulting from the conversion of BEG and ERE's financial statements from Euros to U.S. dollars was not significant for the years ended December 31, 2000 and 1999.

9. Indebtedness

    The SPG Operating Partnership's mortgages and other notes payable consist of the following:

	December 31,
	2000	1999
Fixed-Rate Debt
Mortgages and other notes, including ($3,045) and $28 net (discounts) premiums, respectively. Weighted average interest and maturity of 7.5% and 5.8 years.	$2,178,926	$2,304,325
Unsecured notes, including $4,752 and $275 net discounts, respectively. Weighted average interest and maturity of 7.2% and 6.1 years.	3,485,248	3,489,725
6 3/4% Putable Asset Trust Securities, including $701 and $913 premiums, respectively, due November 2003.	100,701	100,913
7% Mandatory Par Put Remarketed Securities, including $5,150 and $5,214 premiums, respectively, due June 2028 and subject to redemption June 2008.	205,150	205,214
Commercial mortgage pass-through certificates. Five classes bearing interest at weighted average rates and maturities of 7.3% and 4.0 years.	175,000	175,000

Total fixed-rate debt	6,145,025	6,275,177
Variable-Rate Debt
Mortgages and other notes, including $375 and $884 premiums, respectively. Weighted average interest and maturity of 7.9% and 2.8 years.	$757,436	$558,664
Credit Facility (see below)	645,000	785,000
Merger Facility (see below)	925,000	950,000
Simon ERE Facility (see below)	33,192	—
Commercial mortgage pass-through certificates, interest at 6.2%, due December 2004.	50,000	50,000
Unsecured term loans, weighted average rates and maturities of 7.47% and 1.2 years.	172,929	150,000

Total variable-rate debt	2,583,557	2,493,664

Total mortgages and other notes payable, net	$8,728,582	$8,768,841

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

    Mortgages and Other Notes.  Certain of the Properties are pledged as collateral to secure the related mortgage notes. The fixed and variable mortgage notes are nonrecourse; however certain notes have partial guarantees by affiliates of approximately $618,667. The fixed-rate mortgages generally require monthly payments of principal and/or interest. Variable-rate mortgages are typically based on LIBOR.

    Unsecured Notes.  Certain of the SPG Operating Partnership's unsecured notes totaling $825,000 with weighted average interests and maturities of 8.0% and 7.1 years, respectively, are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets and related cash flows of certain Properties. Certain of the unsecured notes are guaranteed by the SPG Operating Partnership.

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

    Credit Facility.  The Credit Facility is a $1,250,000 unsecured revolving credit facility. During 1999, the SPG Operating Partnership obtained a three-year extension on the Credit Facility to August of 2002, with an additional one-year extension available at the SPG Operating Partnership's option. The Credit Facility bears interest at LIBOR plus 65 basis points, with an additional 15 basis point facility fee on the entire $1,250,000. The maximum and average amounts outstanding during 2000 under the Credit Facility were $830,000 and $714,645, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 2000, the Credit Facility had an effective interest rate of 7.30%, with $598,519 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

    The Merger Facility.  In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and $450,000 of the remaining balance will mature on March 24, 2001, with the remaining $475,000 due on September 24, 2001. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Financing costs of $9,707, which were incurred to obtain the Merger Facility, were amortized over 18 months.

    Subsequent Event.  On January 11, 2001, the SPG Operating Partnership issued $500,000 of unsecured debt to institutional investors pursuant to Rule 144A in two tranches. The first tranche is $300,000 bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200,000 bearing an interest rate of 7 3/4% due January 20, 2011. The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the Merger Facility due March 24, 2001 and to repay a portion of the Merger Facility due September 24, 2001.

    Simon ERE Facility.  On July 31, 2000 Simon ERE Loan, LLC, a wholly owned subsidiary of the SPG Operating Partnership, entered into a Euro-denominated unsecured Credit Agreement, to fund the SPG Operating Partnership's European investment, consisting of a 25 million Euros term loan and a 35 million Euros revolving credit facility. The interest rate for each loan is Euribor plus 0.60% with a facility fee of 0.15%. The interest rate on 30 million Euros is swapped at 7.75%. The maturity date is

July 31, 2004 including a one year extension. These loans are guaranteed by the SPG Operating Partnership.

  Debt Maturity and Other

    As of December 31, 2000, scheduled principal repayments on indebtedness were as follows:

2001	$1,164,354
2002	779,381
2003	1,841,814
2004	1,490,759
2005	816,058
Thereafter	2,637,787

Total principal maturities	8,730,153
Net unamortized debt discounts	(1,571)

Total mortgages and other notes payable	$8,728,582

    The Joint Venture Properties have $5,135,488 and $4,484,598 of mortgages and other notes payable at December 31, 2000 and 1999, respectively. The SPG Operating Partnership's share of this debt was $2,166,788 and $1,876,158 at December 31, 2000 and 1999, respectively. This debt, including premiums of $17,158 in 2000, becomes due in installments over various terms extending through 2011, with interest rates ranging from 6.00% to 9.75% (weighted average rate of 7.61% at December 31, 2000). The debt, excluding the $17,158 of premiums, matures $290,162 in 2001; $310,214 in 2002; $688,679 in 2003; $448,445 in 2004; $915,286 in 2005 and $2,465,544 thereafter.

    Cash paid for interest, net of any amounts capitalized, during 2000, 1999 and 1998 was $646,184, $566,156 and $397,545, respectively.

  Interest Rate Protection Agreements

    The SPG Operating Partnership has entered into interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to certain of its variable-rate mortgages and other notes payable. Swap arrangements, which effectively fix the SPG Operating Partnership's interest rate on the respective borrowings, have been entered into for $213,200 principal amount of consolidated debt. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $191,000 principal amount of consolidated debt and cap LIBOR at rates ranging from 7.4% to 16.77% through the related debt's maturity. Costs of the caps ($403) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $248 and $187 as of December 31, 2000 and 1999, respectively. The SPG Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest (expense) savings of $316, ($1,880) and $263 for the years ended December 31, 2000, 1999 and 1998, respectively. This did not materially impact the SPG Operating Partnership's weighted average borrowing rate. Please refer to Note 15.

  Fair Value of Financial Instruments

    The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $6,453,165 and $5,649,467 at December 31, 2000 and 1999, respectively. The fair value of the interest rate protection agreements at December 31, 2000 and 1999, was ($296) and $6,600, respectively. At December 31, 2000 and 1999, the estimated discount rates were 7.17% and 8.06%, respectively. The fair values of fixed-rate mortgages and other notes payable and interest rate protection agreements are estimated using cash flows discounted at current borrowing rates and at current market rates, respectively.

10. Rentals under Operating Leases

    The SPG Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2000, are as follows:

2001	$1,001,418
2002	945,164
2003	868,334
2004	773,741
2005	681,742
Thereafter	2,433,738

$6,704,137

    Approximately 1.5% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the SPG Operating Partnership.

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

  Preferred Units

    The following table summarizes each of the series of preferred Units of the SPG Operating Partnership:

	As of December 31,
	2000	1999
Series A 6.5% Convertible Preferred Units, 209,249 units authorized, 51,059 and 53,271 issued and outstanding, respectively	$65,246	$68,073
Series B 6.5% Convertible Preferred Units, 5,000,000 units authorized, 4,830,057 and 4,844,331 issued and outstanding, respectively	449,196	450,523
Series B 8.75% Cumulative Redeemable Preferred Units, 8,000,000 units authorized, issued and outstanding	192,989	192,989
Series C 7.89% Cumulative Step-Up Premium RateSM Convertible Preferred Units, 3,000,000 units authorized, issued and outstanding	146,877	146,608
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized and 2,584,227 issued and outstanding	72,358	72,358
Series D 8.00% Cumulative Redeemable Preferred Units, 2,700,000 units authorized and 2,584,227 issued and outstanding	77,527	77,527
Series E 8.00% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 1,000,000 issued and outstanding	24,242	24,242

	$1,028,435	$1,032,320

    On January 27, 2000, SD Property Group, Inc., a substantially wholly-owned subsidiary of SPG Properties, merged with and into SPG Properties.

    Series A Convertible Preferred Units.  During 2000, 2,212 units of SPG's Series A Convertible Preferred Units were converted into 84,046 Paired Units. In addition, another 1,242 Paired Units were issued to the holders of the converted units in lieu of the cash dividends allocable to those preferred units. During 1999, 155,978 Series A Convertible Preferred Units were converted into 5,926,440 Paired Units. In addition, another 153,890 Paired Units were issued to the holders of the converted units in lieu of the cash dividends allocable to those preferred units. Each of the Series A Convertible Preferred Units has a liquidation preference of $1,000 and is convertible into 37.995 Paired Units, subject to adjustment under certain circumstances. The Series A Convertible Preferred Units are not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

    Series B Convertible Preferred Units.  During 2000, 14,274 units of SPG's Series B Convertible Preferred Units were converted into 36,913 Paired Units. Each of the Series B Convertible Preferred Units has a liquidation preference of $100 and is convertible into 2.586 Paired Units, subject to adjustment under circumstances identical to those of the Series A Preferred Units. SPG may redeem the Series B Preferred Units on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

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

  Notes Receivable from Former CPI Shareholders

    Notes receivable of $19,667 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in the CPI Merger, are reflected as a deduction from capital in excess of par value in the statements of Partners' equity in the accompanying financial statements. Certain of such notes totaling $2,018 bear interest at rates ranging from 6.00% to 7.50% and become due during the period 2001 to 2002. The remainder of the notes do not bear interest and become due at the time the underlying Units are sold.

  The Simon Property Group 1998 Stock Incentive Plan

    The SPG Operating Partnership and SPG has a stock incentive plan (the "1998 Plan"), which provides for the grant of equity-based awards during a ten-year period, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. The Companies have reserved for issuance 6,300,000 Paired Shares under the 1998 Plan. Additionally, the partnership agreements require the Companies to sell Paired Shares to the Operating Partnerships, at fair value, sufficient to satisfy the exercising of stock options, and for the Companies to purchase Paired Units for cash in an amount equal to the fair market value of such Paired Shares.

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

    Director Options.  The 1998 Plan provides for automatic grants of Options to directors ("Director Options") of the Companies who are not also employees of the SPG Operating Partnership or its affiliates ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 Paired Shares upon the director's initial election to the Board of Directors, and upon each reelection, an additional 3,000 Director Options multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors. The exercise price of the options is equal to the fair market value of the Paired Shares on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Companies (as defined in the 1998 Plan). Director Options terminate 30 days after the optionee ceases to be a member of the Board of Directors.

    Restricted Stock.  The 1998 Plan also provides for shares of restricted common stock of the Companies to be granted to certain employees at no cost to those employees, subject to growth targets established by the Compensation Committee (the "Restricted Stock Program"). Restricted stock vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. During 2000, 1999 and 1998, a total of 417,994; 537,861 and 495,131 Paired Shares, respectively, net of forfeitures, were awarded under the Restricted Stock Program and predecessor programs with a weighted average grant price of $22.94, $25.50, and $32.69, respectively. Through December 31, 2000 a total of 2,243,080 Paired Shares, net of forfeitures, were awarded.

Approximately $11,770, $10,601 and $9,463 relating to these awards were amortized in 2000, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

    The SPG Operating Partnership accounts for stock-based compensation programs using the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. During 2000, the SPG Operating Partnership awarded 750,750 additional options to directors and employees. The 24,000 options granted to Directors vest over a twelve-month period, while the remaining 726,750 employee options granted during 2000 vest over three years. The impact on pro forma net income and earnings per share as a result of applying the fair value method, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation costs measured at the grant date based on the fair value of the award, was not material.

    The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2000	1999	1998
Weighted Average Fair Value per Option	$1.57	$3.27	$7.24
Expected Volatility	20.00 - 20.01%	19.78 - 19.89%	30.83 - 41.79%
Risk-Free Interest Rate	6.08 - 6.47%	5.25 - 5.78%	4.64 - 5.68%
Dividend Yield	8.68 - 7.76%	5.32 - 6.43%	6.24 - 6.52%
Expected Life	10 years	10 years	10 years

    The weighted average remaining contract life for options outstanding as of December 31, 2000 was 6.18 years.

    Information relating to Director Options and Employee Options from December 31, 1997 through December 31, 2000 is as follows:

	Director Options		Employee Options
	Options	Option Price per Share(1)	Options	Option Price per Share(1)
Shares under option at December 31, 1997	86,080	$24.12	1,247,597	$22.90

Granted	—	N/A	385,000	30.40
CPI Options Assumed	—	N/A	304,209	25.48
Exercised	(8,000)	26.27	(38,149)	23.71
Forfeited	(3,000)	29.31	(4,750)	25.25

Shares under option at December 31, 1998	75,080	$24.11	1,893,907	$24.82

Granted	62,000	26.90	100,000	25.29
Exercised	(5,000)	22.25	(77,988)	23.21
Forfeited	—	N/A	(58,253)	23.48

Shares under option at December 31, 1999	132,080	$25.49	1,857,666	$24.95

Granted	24,000	26.03	726,750	23.41
Exercised	(1,360)	24.63	(43,350)	23.44
Forfeited	—	N/A	(28,000)	23.41

Shares under option at December 31, 2000	154,720	$25.67	2,513,066	$24.55

Options exercisable at December 31, 2000	130,720	$25.61	1,705,900	$24.77

Exercise price range		$22.25-$29.31		$22.25-$32.38

(1)
Represents the weighted average price when multiple prices exist.

  Exchange Rights

    Limited partners in the Operating Partnerships have the right to exchange all or any portion of their Paired Units for Paired shares of common stock on a one-for-one basis or cash, as selected by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Companies' common stock at that time. The Companies have reserved 64,966,226 Paired Shares for possible issuance upon the exchange of Paired Units.

12. Employee Benefit Plans

    The SPG Operating Partnership maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 16% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages up to a total of 4%, and the plan provides annual contributions of 1.5% of eligible employees' compensation. The SPG Operating Partnership contributed $3,492, $3,189 and $2,581 to the plan in 2000, 1999 and 1998, respectively.

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

The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff's damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgement on the question of damages. The Magistrate ruled on the counterclaims and found in Defendants' favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed. Those appeals are pending before the District Court of Appeals. The SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

    Roel Vento et al v. Tom Taylor et al.  An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000. A decision is expected to be rendered during the second quarter of 2001. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

    The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on the SPG Operating Partnership's financial position or its results of operations.

  Lease Commitments

    As of December 31, 2000, a total of 34 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2002 to 2090. These ground leases generally require payments by the SPG Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the SPG Operating Partnership for the years ended December 31, 2000, 1999 and 1998, was $13,654, $13,365 and $13,618, respectively.

    Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

2001	$7,845
2002	7,984
2003	7,906
2004	7,439
2005	7,133
Thereafter	489,178

$527,485

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

15. New Accounting Pronouncement

    On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." These statements, which are effective for the SPG Operating Partnership on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards will result in additional volatility in reported assets, liabilities, earnings and other comprehensive income.

    SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of the derivative instruments to be recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes."

    On January 1, 2001, the SPG Operating Partnership recorded the effect of the transition to SFAS No. 133 which resulted in an immaterial impact to the results of operations and the financial position of the SPG Operating Partnership.

    SFAS No. 133 further requires that the fair value and effectiveness of each hedging instrument must be measured quarterly. The result of each measurement could result in fluctuations in reported assets, liabilities, other comprehensive income and earnings as these changes in fair value and effectiveness are recorded to the financial statements. The SPG Operating Partnership anticipates, on an ongoing basis, the fluctuations to the aforementioned areas will be immaterial to the financial statements taken as a whole.

    On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. The SPG Operating Partnership previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12.3 million in the first quarter of 2000, which includes the SPG Operating Partnership's $1.8 million share from unconsolidated entities.

16. Quarterly Financial Data (Unaudited)

    Consolidated summarized quarterly 2000 and 1999 data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
Total revenue	$473,465	$484,450	$490,474	$522,322
Operating income	208,601	218,520	221,525	259,308
Income before unusual item, extraordinary items, and cumulative effect of accounting change	71,909	77,782	78,368	125,299
Net income available to Unitholders	39,786	58,414	59,034	105,754
Net income before extraordinary items per Unit—Basic and Diluted(1)	$0.22	$0.25	$0.25	$0.44
Net income per Unit—Basic and Diluted(1)	$0.17	$0.25	$0.25	$0.44
Weighted Average Units Outstanding	236,995,130	237,439,435	236,491,268	235,229,780
Diluted weighted Average Units Outstanding	237,040,394	237,582,451	236,593,972	235,332,395
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999
Total revenue	$441,194	$453,419	$466,913	$518,709
Operating income	194,706	208,491	212,878	236,636
Income before unusual and extraordinary items	66,638	67,735	84,164	91,306
Net income available to Unitholders	47,159	51,569	55,064	68,023
Net income before extraordinary items per Unit—Basic and Diluted(1)	$0.21	$0.22	$0.24	$0.31
Net income per Unit—Basic and Diluted(1)	$0.21	$0.22	$0.24	$0.29
Weighted Average Units Outstanding	227,879,830	232,231,002	232,636,887	236,713,575
Diluted weighted Average Units Outstanding	228,061,703	232,498,343	232,707,718	236,729,515

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

SPG PROPERTIES, INC.
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 30, 2001
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 30, 2001
/s/ HANS C. MAUTNER Hans C. Mautner	Vice Chairman of the Board of Directors	March 30, 2001
/s/ RICHARD SOKOLOV Richard Sokolov	President, Chief Operating Officer and Director	March 30, 2001
/s/ ROBERT E. ANGELICA Robert E. Angelica	Director	March 30, 2001
/s/ BIRCH BAYH Birch Bayh	Director	March 30, 2001

/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 30, 2001
/s/ G. WILLIAM MILLER G. William Miller	Director	March 30, 2001
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 30, 2001
/s/ J. ALBERT SMITH J. Albert Smith	Director	March 30, 2001
/s/ PHILIP J. WARD Philip J. Ward	Director	March 30, 2001
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 30, 2001
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer	March 30, 2001
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 30, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULE

To Simon Property Group, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 2000, is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
February 7, 2001.

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$11,827	$154	$19,468	$19,622	$3,964	1993 (Note 3)
Amigoland Mall, Brownsville, TX	0	1,045	4,518	0	975	1,045	5,493	6,538	2,246	1974
Anderson Mall, Anderson, SC	27,500	1,712	18,072	1,363	4,617	3,075	22,689	25,764	6,704	1972
Arsenal Mall, Watertown, MA	36,432	14,500	44,763	0	379	14,500	45,142	59,642	1,507	1999 (Note 4)
Arsenal Mall HCHP, Watertown, MA	0	1,005	2,917	0	0	1,005	2,917	3,922	97	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	0	3,542	11,400	59,234	70,634	3,764	1998 (Note 4)
Barton Creek Square, Austin, TX	0	4,414	20,699	771	31,405	5,185	52,104	57,289	12,536	1981
Battlefield Mall, Springfield, MO	90,426	4,039	29,769	3,225	38,514	7,264	68,283	75,547	17,712	1970
Bay Park Square, Green Bay, WI	24,848	6,864	25,623	362	2,813	7,226	28,436	35,662	3,718	1996 (Note 4)
Bergen Mall, Paramus, NJ	0	10,918	92,541	0	7,535	10,918	100,076	110,994	12,128	1996 (Note 4)
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,349	6,641	24,931	31,572	2,859	1996 (Note 4)
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	6,263	22,240	85,489	107,729	9,827	1996 (Note 4)
Brea Mall, Brea, CA	0	39,500	209,202	0	4,941	39,500	214,143	253,643	13,627	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	4,789	11,470	37,228	48,698	6,767	1994 (Note 3)
Brunswick Square, East Brunswick, NJ	45,000	8,436	55,838	0	20,719	8,436	76,557	84,993	8,088	1996 (Note 4)
Burlington Mall, Burlington, MA	0	46,600	303,618	0	1,966	46,600	305,584	352,184	19,693	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	27,536	98,287	2,500	29,762	30,036	128,049	158,085	13,407	1996 (Note 4)
Century III Mall, Pittsburgh, PA	66,000	17,251	117,822	10	2,219	17,261	120,041	137,302	32,725	1999 (Note 4)
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	3,446	0	58,184	58,184	5,459	1997 (Note 4)
Chautauqua Mall, Jamestown, NY	0	3,257	9,641	0	14,235	3,257	23,876	27,133	3,346	1996 (Note 4)
Cheltenham Square, Philadelphia, PA	34,226	14,227	43,799	0	4,006	14,227	47,805	62,032	6,382	1996 (Note 4)
Chesapeake Square, Chesapeake, VA	45,207	11,534	70,461	0	3,374	11,534	73,835	85,369	9,264	1996 (Note 4)
Cielo Vista Mall, El Paso, TX	93,394	1,307	18,512	608	19,082	1,915	37,594	39,509	13,268	1974
College Mall, Bloomington, IN	52,315	1,012	16,245	722	19,889	1,734	36,134	37,868	11,715	1965
Columbia Center, Kennewick, WA	42,326	18,285	66,580	0	6,223	18,285	72,803	91,088	8,387	1996 (Note 4)
Cordova Mall, Pensacola, FL	0	18,642	75,880	0	1,531	18,642	77,411	96,053	6,698	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	116	11,585	69,074	80,659	11,940	1996
Crossroads Mall, Omaha, NE	0	881	37,263	409	30,000	1,290	67,263	68,553	11,331	1994 (Note 3)
Crystal River Mall, Crystal River, FL	16,288	5,661	20,241	0	4,183	5,661	24,424	30,085	2,324	1996 (Note 4)
DeSoto Square, Bradenton, FL	38,880	9,380	52,716	0	5,666	9,380	58,382	67,762	7,408	1996 (Note 4)

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Eastern Hills Mall, Buffalo, NY	0	15,444	47,604	12	4,256	15,456	51,860	67,316	6,885	1996 (Note 4)
Eastland Mall, Tulsa, OK	15,000	3,124	24,035	518	7,487	3,642	31,522	35,164	8,128	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	4,493	11,529	111,874	123,403	10,460	1997 (Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	62,894	0	120,579	0	6,545	0	127,124	127,124	10,731	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	15,550	728	4,498	0	6,367	728	10,865	11,593	3,013	1973
Forest Village Park, Forestville, MD	21,850	1,212	4,625	757	4,659	1,969	9,284	11,253	2,858	1980
Golden Ring Mall, Baltimore, MD	29,750	1,130	3,704	572	8,660	1,702	12,364	14,066	8,474	1974 (Note 3)
Great Lakes Mall, Cleveland, OH	61,121	13,886	100,362	11	5,348	13,897	105,710	119,607	13,624	1996 (Note 4)
Greenwood Park Mall, Greenwood, IN	94,673	2,607	23,445	5,275	59,255	7,882	82,700	90,582	20,508	1979
Gulf View Square, Port Richey, FL	36,447	13,690	39,997	0	8,830	13,690	48,827	62,517	5,818	1996 (Note 4)
Haywood Mall, Greenville, SC	0	11,604	133,893	6	662	11,610	134,555	146,165	16,331	1999 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	2,394	598	8,607	9,205	3,510	1978
Hutchinson Mall, Hutchison, KS	15,742	1,683	18,427	0	3,045	1,683	21,472	23,155	6,172	1985
Independence Center, Independence, MO	0	5,539	45,822	2	17,929	5,541	63,751	69,292	10,263	1994 (Note 3)
Ingram Park Mall, San Antonio, TX	0	764	17,163	169	15,290	933	32,453	33,386	10,895	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	25,156	9,270	42,635	51,905	13,521	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	5,113	4,868	35,417	40,285	9,992	1983
Knoxville Center, Knoxville, TN	0	5,006	21,965	3,712	34,624	8,718	56,589	65,307	11,180	1984
Lakeline Mall, N. Austin, TX	71,373	13,741	81,568	9	271	13,750	81,839	95,589	10,016	1999 (Note 4)
La Plaza, McAllen, TX	0	1,375	9,828	6,539	27,990	7,914	37,818	45,732	5,035	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	0	10,716	14,251	65,305	79,556	7,327	1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	3,549	28,074	59,238	87,312	5,618	1997 (Note 4)
Lenox Square, Atlanta, GA	0	38,213	492,411	0	3,484	38,213	495,895	534,108	31,810	1998 (Note 4)
Lima Mall, Lima, OH	18,903	7,910	35,495	0	5,787	7,910	41,282	49,192	5,220	1996 (Note 4)
Lincolnwood Town Center, Lincolnwood, IL	0	10,754	63,490	28	2,097	10,782	65,587	76,369	17,536	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	4,623	30,200	109,873	140,073	6,820	1998 (Note 4)
Longview Mall, Longview, TX	27,600	270	3,602	124	7,244	394	10,846	11,240	3,157	1978

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Machesney Park Mall, Rockford, IL	0	614	7,438	120	4,329	734	11,767	12,501	4,272	1979
Markland Mall, Kokomo, IN	0	0	7,568	0	5,189	0	12,757	12,757	2,927	1968
Mc Cain Mall, N. Little Rock, AR	42,704	0	9,515	0	8,377	0	17,892	17,892	7,117	1973
Melbourne Square, Melbourne, FL	38,362	15,762	55,900	0	4,836	15,762	60,736	76,498	7,138	1996 (Note 4)
Memorial Mall, Sheboygan, WI	0	175	4,881	0	806	175	5,687	5,862	1,779	1969
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	6,207	65,684	229,459	295,143	21,606	1997 (Note 4)
Miami International Mall, Miami, FL	45,316	13,794	69,701	8,953	4,837	22,747	74,538	97,285	26,345	1996 (Note 4)
Midland Park Mall, Midland, TX	28,000	687	9,213	0	8,499	687	17,712	18,399	5,780	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,113	0	13,262	2,537	31,375	33,912	6,633	1973
Mission Viejo Mall, Mission Viejo, CA	141,314	9,139	54,445	7,491	135,776	16,630	190,221	206,851	13,924	1996 (Note 4)
Mounds Mall, Anderson, IN	0	0	2,689	0	2,383	0	5,072	5,072	2,484	1965
Muncie Mall, Muncie, IN	8,221	172	5,964	52	21,440	224	27,404	27,628	5,798	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	1,081	27,548	164,074	191,622	10,595	1998 (Note 4)
North East Mall, Hurst, TX	135,761	1,347	13,473	16,683	135,007	18,030	148,480	166,510	9,289	1996 (Note 4)
North Towne Square, Toledo, OH	23,500	579	8,377	0	2,072	579	10,449	11,028	6,863	1980
Northgate Mall, Seattle, WA	79,035	32,550	115,314	0	20,637	32,550	135,951	168,501	9,430	1996 (Note 4)
Northlake Mall, Atlanta, GA	0	33,400	98,035	0	1,096	33,400	99,131	132,531	6,369	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,203	12,779	1,519	27,632	2,722	40,411	43,133	11,684	1983 (Note 3)
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	2,896	15,673	60,200	75,873	5,752	1997 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	15,898	13,345	81,019	94,364	13,682	1994 (Note 3)
Orland Square, Orland Park, IL	50,000	36,770	129,906	0	5,079	36,770	134,985	171,755	12,082	1997 (Note 4)
Paddock Mall, Ocala, FL	28,988	11,198	39,712	0	5,822	11,198	45,534	56,732	4,572	1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL	48,282	11,962	112,741	0	33,268	11,962	146,009	157,971	20,373	1998 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	4,087	19,200	214,697	233,897	13,813	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,381	0	9,273	5,561	68,654	74,215	8,502	1996 (Note 4)
Prien Lake Mall, Lake Charles, LA	0	1,893	2,813	3,091	35,404	4,984	38,217	43,201	6,302	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	11,310	9,137	39,914	49,051	4,071	1996 (Note 4)
Randall Park Mall, Cleveland, OH	40,000	4,421	52,456	0	19,576	4,421	72,032	76,453	9,728	1996 (Note 4)
Richardson Square, Dallas, TX	0	4,867	6,329	1,075	11,999	5,942	18,328	24,270	2,584	1996 (Note 4)
Richmond Towne Square, Cleveland, OH	56,851	2,666	12,112	0	59,959	2,666	72,071	74,737	5,769	1996 (Note 4)

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Richmond Square, Richmond, IN	0	3,410	11,343	0	9,470	3,410	20,813	24,223	2,802	1996 (Note 4)
River Oaks Center, Calumet City, IL	32,500	30,884	101,224	0	3,323	30,884	104,547	135,431	9,365	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	50,500	218,557	0	3,233	50,500	221,790	272,290	14,206	1998 (Note 4)
Rolling Oaks Mall, North San Antonio, TX	0	2,577	38,609	0	1,980	2,577	40,589	43,166	12,634	1998 (Note 4)
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	5,936	167,123	707,944	875,067	45,399	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	14,557	50,995	9,617	60,599	24,174	111,594	135,768	17,474	1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	2,197	10,400	90,061	100,461	5,820	1998 (Note 4)
South Hills Village, Pittsburgh, PA	0	23,453	125,858	0	2,030	23,453	127,888	151,341	11,361	1997 (Note 4)
South Park Mall, Shreveport, LA	25,993	855	13,684	74	2,771	929	16,455	17,384	6,203	1975
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	2,570	101,200	304,065	405,265	19,623	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,774	97	17,397	17,079	95,171	112,250	12,694	1996 (Note 4)
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,498	1,817	11,472	13,289	3,224	1988 (Note 3)
St Charles Towne Center Waldorf, MD	28,527	9,031	52,974	1,180	10,789	10,211	63,763	73,974	17,446	1990
Summit Mall, Akron, OH	0	15,374	51,137	0	14,482	15,374	65,619	80,993	7,895	1996 (Note 4)
Sunland Park Mall, El Paso, TX	38,710	2,896	28,900	0	5,549	2,896	34,449	37,345	11,551	1988
Tacoma Mall, Tacoma, WA	92,474	38,949	125,826	0	17,426	38,949	143,252	182,201	17,425	1996 (Note 4)
Tippecanoe Mall, Lafayette, IN	60,315	4,187	8,474	5,517	33,744	9,704	42,218	51,922	14,287	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	51,087	64,200	358,598	422,798	20,133	1998 (Note 4)
Towne East Square, Wichita, KS	78,116	9,495	18,479	2,042	17,652	11,537	36,131	47,668	11,456	1975
Towne West Square, Wichita, KS	0	972	21,203	76	7,972	1,048	29,175	30,223	9,802	1980
Treasure Coast Square, Jenson Beach, FL	63,467	11,124	73,108	3,067	16,213	14,191	89,321	103,512	11,099	1996 (Note 4)
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	13,566	15,638	134,528	150,166	16,581	1996 (Note 4)
University Mall, Little Rock, AR	0	123	17,411	0	899	123	18,310	18,433	5,897	1967
University Mall, Pensacola, FL	0	4,741	26,657	0	3,730	4,741	30,387	35,128	5,705	1994 (Note 3)
University Park Mall, South Bend, IN	59,500	15,105	61,466	0	11,537	15,105	73,003	88,108	41,063	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,940	8,421	38,745	0	2,551	8,421	41,296	49,717	5,482	1996 (Note 4)
Valle Vista Mall, Harlingen, TX	41,069	1,398	17,266	372	8,546	1,770	25,812	27,582	7,414	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	5,670	13,913	56,217	70,130	7,098	1996 (Note 4)

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,170	3,789	27,112	55,489	138,282	193,771	12,333	1998 (Note 4)
Washington Square, Indianapolis, IN	33,541	20,146	41,248	0	7,830	20,146	49,078	69,224	6,118	1996 (Note 4)
West Ridge Mall, Topeka, KS	44,288	5,649	34,132	197	5,940	5,846	40,072	45,918	10,108	1988
Westminster Mall, Westminster, CA	0	45,200	84,709	0	4,253	45,200	88,962	134,162	6,069	1998 (Note 4)
White Oaks Mall, Springfield, IL	16,500	3,024	35,692	1,153	14,428	4,177	50,120	54,297	10,446	1977
Windsor Park Mall, San Antonio, TX	14,235	1,082	16,940	130	3,074	1,212	20,014	21,226	7,252	1976
Woodville Mall, Toledo, OH	0	1,831	4,454	0	986	1,831	5,440	7,271	3,807	1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX	34,000	7,640	36,778	71	3,212	7,711	39,990	47,701	2,412	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	29,617	8,764	26,184	0	1,968	8,764	28,152	36,916	5,943	1987
Boardman Plaza, Youngstown, OH	18,277	8,189	26,355	0	4,551	8,189	30,906	39,095	3,593	1996 (Note 4)
Bridgeview Court, Bridgeview, IL	0	302	3,638	0	709	302	4,347	4,649	1,185	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	252	65	380	445	173	1965
Celina Plaza, El Paso, TX	0	138	815	0	99	138	914	1,052	262	1978
Century Mall, Merrillville, IN	0	2,190	4,268	4	1,708	2,194	5,976	8,170	4,535	1992 (Note 3)
Charles Towne Square, Charleston, SC	0	418	1,768	425	11,136	843	12,904	13,747	836	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	102	5,352	12,381	17,733	1,581	1996 (Note 4)
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	656	1,243	9,163	10,406	2,926	1977
Eastgate Consumer Mall, Indianapolis, IN	0	418	4,722	190	2,660	608	7,382	7,990	3,374	1991 (Note 3)
Eastland Plaza, Tulsa, OK	0	908	3,709	0	50	908	3,759	4,667	856	1986
Forest Plaza, Rockford, IL	16,244	4,187	16,818	453	518	4,640	17,336	21,976	3,412	1985
Fox River Plaza, Elgin, IL	0	2,908	9,453	0	130	2,908	9,583	12,491	1,933	1985
Glen Burnie Mall, Glen Burnie, MD	0	7,422	22,778	0	2,866	7,422	25,644	33,066	3,393	1996 (Note 4)
Great Lakes Plaza, Cleveland, OH	0	1,028	2,025	0	3,463	1,028	5,488	6,516	909	1996 (Note 4)
Greenwood Plus, Greenwood, IN	0	1,265	1,792	0	3,757	1,265	5,549	6,814	1,197	1979 (Note 3)
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	156	0	2,568	2,568	926	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,015	5,237	7,031	12,268	1,032	1996 (Note 4)
Highland Lakes Center, Orlando, FL	14,377	7,138	25,303	0	460	7,138	25,763	32,901	2,523	1996 (Note 4)
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	753	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	590	0	4,822	4,822	363	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,787	3,731	7,132	10,863	1,604	1987
Lake Plaza, Waukegan, IL	0	2,812	6,420	0	428	2,812	6,848	9,660	1,310	1986
Lake View Plaza, Orland Park, IL	21,593	4,775	17,543	0	6,331	4,775	23,874	28,649	3,659	1986
Lakeline Plaza, Austin, TX	23,673	4,867	25,732	0	6,132	4,867	31,864	36,731	2,581	1999 (Note 4)
Lima Center, Lima, OH	0	1,808	5,151	0	201	1,808	5,352	7,160	667	1996 (Note 4)
Lincoln Crossing, O'Fallon, IL	3,269	1,047	2,692	0	251	1,047	2,943	3,990	549	1990

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Mainland Crossing, Galveston, TX	1,603	1,609	1,737	0	216	1,609	1,953	3,562	293	1996 (Note 4)
Markland Plaza, Kokomo, IN	10,000	210	1,258	0	666	210	1,924	2,134	631	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	50	0	634	634	460	1967
Matteson Plaza, Matteson, IL	9,509	1,830	9,737	0	2,101	1,830	11,838	13,668	2,477	1988
Memorial Plaza, Sheboygan, WI	0	250	436	0	857	250	1,293	1,543	508	1966
Mounds Mall Cinema, Anderson, IN	0	88	158	0	1	88	159	247	70	1974
Muncie Plaza, Muncie, IN	0	626	10,626	(163)	43	463	10,669	11,132	1,000	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,286	128	2,907	3,035	888	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	532	2,831	8,231	11,062	1,724	1985
North Riverside Park Plaza, N. Riverside, IL	7,222	1,062	2,490	0	633	1,062	3,123	4,185	1,143	1977
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,337	4,490	10,230	14,720	1,913	1988
Northwood Plaza, Fort Wayne, IN	0	284	2,922	0	599	284	3,521	3,805	1,194	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	224	300	1,796	2,096	549	1968
Regency Plaza, St. Charles, MO	4,457	616	4,963	0	151	616	5,114	5,730	957	1988
Rockaway Convenience Center Rockaway, NJ	0	2,900	12,500	0	50	2,900	12,550	15,450	810	1998 (Note 4)
Shops at North East Plaza, The, Hurst, TX	0	8,988	2,198	3,955	35,753	12,943	37,951	50,894	1,504
St. Charles Towne Plaza, Waldorf, MD	0	8,779	18,993	0	217	8,779	19,210	27,989	4,066	1987
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	634	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	1,059	2,150	8,682	10,832	936	1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN	0	265	440	305	4,967	570	5,407	5,977	1,326	1974
University Center, South Bend, IN	0	2,388	5,214	0	342	2,388	5,556	7,944	5,397	1996 (Note 4)
Wabash Village, West Lafayette, IN	0	0	976	0	204	0	1,180	1,180	410	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	170	941	1,867	2,808	1,241	1996 (Note 4)
Waterford Lakes, Orlando, FL	56,998	0	1,114	9,502	72,867	9,502	73,981	83,483	2,578
West Ridge Plaza, Topeka, KS	5,745	1,491	4,560	0	549	1,491	5,109	6,600	1,015	1988
White Oaks Plaza, Springfield, IL	17,532	3,265	14,267	0	607	3,265	14,874	18,139	2,784	1986

SCHEDULE III

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2000
(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction
Wichita Mall, Wichita, KS	0	0	4,535	0	1,853	0	6,388	6,388	2,759	1969
Wood Plaza, Fort Dodge, IA	0	45	380	0	867	45	1,247	1,292	397	1968
Specialty Retail Centers
The Forum Shops at Caesars, Las Vegas, NV	175,000	0	72,866	0	59,762	0	132,628	132,628	27,006	1992
Trolley Square, Salt Lake City, UT	29,700	4,827	27,539	435	8,376	5,262	35,915	41,177	8,957	1986 (Note 3)
Office, Mixed-Use Properties and Other
Net Lease Properties, Various	1,054	10,276	4,300	(2,988)	(4,300)	7,288	0	7,288	0
New Orleans Centre/CNG Tower, New Orleans, LA	0	3,493	41,231	0	10,921	3,493	52,152	55,645	6,336	1996 (Note 4)
O'Hare International Center, Rosemont, IL	0	125	60,287	1	8,507	126	68,794	68,920	22,448	1988
Riverway, Rosemont, IL	0	8,739	129,175	16	10,562	8,755	139,737	148,492	45,533	1991
Development Projects
Bowie Town Center, Bowie, MD	8,657	5,575	570	4	11,533	5,579	12,103	17,682	0
Other	0	790	1,771	12,002	3,829	12,792	5,600	18,392	0
Corporate, Indianapolis, IN	0	2,345	500	280	12,811	2,625	13,311	15,936	914

Subtotal — SPG	$3,164,032	$1,846,086	$8,922,811	$127,294	$1,897,656	$1,973,380	$10,820,467	$12,793,847	$1,433,673

SIMON PROPERTY GROUP, L.P.

NOTES TO SCHEDULE III AS OF DECEMBER 31, 2000

(Dollars in thousands)

(1)
Reconciliation of Real Estate Properties:

    The changes in real estate assets for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Balance, beginning of year	$12,566,070	$11,603,771	$6,814,065
Acquisitions and Consolidations	—	475,166	4,676,634
Improvements	343,239	544,956	356,829
Disposals	(115,462)	(57,823)	(126,454)
Deconsolidations	—	—	(117,303)

Balance, close of year	$12,793,847	$12,566,070	$11,603,771

    The unaudited aggregate cost for the SPG Operating Partnership for federal income tax purposes as of December 31, 2000 was $9,065,720.

(2)
Reconciliation of Accumulated Depreciation:

    The changes in accumulated depreciation and amortization for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Balance, beginning of year	$1,066,200	$688,955	$448,353
Acquisitions and Consolidations	—	32,793	25,839
Depreciation expense	392,330	351,473	246,934
Disposals	(24,857)	(7,021)	(32,171)

Balance, close of year	$1,433,673	$1,066,200	$688,955

    Depreciation of the the SPG Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

    Buildings and Improvements—typically 35 years

    Tenant Inducements—shorter of lease term or useful life

(3)
Initial cost represents net book value at December 20, 1993 except for acquired properties.

(4)
Not developed/constructed by the SPG Operating Partnership or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits			Page
2.1		Agreement and Plan of Merger among SDG, CPI and CRC (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by SDG on February 24, 1998).
2.2		Agreement and Plan of Merger among SPG Properties, Inc. and SD Property Group, Inc. (incorporated by reference to Exhibit 2.4 in the Form 10-K filed by SPG Properties, Inc. on March 29, 2000)
3.1	(a)	Amended and Restated Charter
3.2		Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 on Form S-8 filed by SPG Properties on August 9, 1996 to the Registration Statement).
3.3	(a)	Articles Supplementary with respect to the Series B Preferred Stock of the Company to the Amended and Restated Charter.
3.4		Articles Supplementary with respect to the Series C Preferred Stock of the Company to the Amended and Restated Charter (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by SPG Properties on July 8, 1997).
3.5		Articles Supplementary with respect to the conversion of the Series A Preferred Stock of the SPG Properties into Common Stock (incorporated by reference to Exhibit 3.5 of SPG Properties' 1997 Form 10-K).
10.1	(b)	Noncompetition Agreement dated as of December 1, 1993 between the Company and each of Melvin Simon and Herbert Simon (Previously filed as Exhibit 10.3).
10.2	(b)	Noncompetition Agreement dated as of December 1, 1993 between the Company and David Simon (Previously filed as Exhibit 10.4).
10.3	(b)	Restriction and Noncompetition Agreement dated as of December 1, 1993 among the Company and the Management Companies (Previously filed as Exhibit 10.5).
21.1		List of Subsidiaries of SPG Properties

(a)
Incorporated by reference to the exhibit with the same number of SPG Properties' 1996 Form 10-K.

(b)
Incorporated by reference to the exhibit indicated of SPG Properties' 1993 Form 10-K.

QuickLinks

SPG PROPERTIES, INC. Annual Report on Form 10-K December 31, 2000
Part I
Part II
Part III
PART IV
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS SPG PROPERTIES, INC. (Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS SPG PROPERTIES, INC. (Dollars in thousands)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY SPG PROPERTIES, INC. (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS SPG PROPERTIES, INC. (Dollars in thousands)
Consolidated Balance Sheets Simon Property Group, L.P. (Dollars in thousands)
Consolidated Statements of Operations Simon Property Group, L.P. (Dollars in thousands, except per unit amounts)
SPG PROPERTIES, INC. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
SIMON PROPERTY GROUP, L.P. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands, except per Unit amounts and where indicated as in billions)
SIGNATURES
SIMON PROPERTY GROUP, L.P. NOTES TO SCHEDULE III AS OF DECEMBER 31, 2000 (Dollars in thousands)
INDEX TO EXHIBITS