Form 10-K405/A
period 2000-12-31
SPG PROPERTIES INC/MD/
filed 2001-04-27
CIK 912564

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
8 3/4% Series B Cumulative Redeemable Preferred Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Explanatory Note

    This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001 (the "2000 10-K"), is being filed to provide the disclosure required by Items 10 through 13 of Form 10-K which the registrant has incorporated into the 2000 10-K by reference to its proxy statement for its 2001 annual meeting of stockholders. Since the registrant will not file its definitive proxy statement within 120 days after the end of the fiscal year covered by the 2000 10-K, the information required by Items 10 through 13 of Form 10-K is accordingly set forth below.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The following table sets forth certain information regarding our directors.

DIRECTORS

Name and Age		Position, Principal Occupation, Business Experience and Directorships
Robert E. Angelica	54	Chairman and Chief Executive Officer of the AT&T Investment Management Corporation, a position assumed during 1999. Mr. Angelica began his career at AT&T in 1978. A director of the Batterymarch Global Emerging Market Fund and The India Magnum Fund, Ltd. Our director and a director of Simon Property Group, Inc. ("SPG") and its "paired share" affiliate, SPG Realty Consultants, Inc. ("SRC" and, together with SPG, the "Parent Companies") since 1998 and prior to that a director of Corporate Property Investors, Inc. ("CPI") since 1997.
Birch Bayh	73
		Partner in the Washington, D.C. law firm of Oppenheimer, Wolff & Donnelly LLP for more than five years. Mr. Bayh served as a United States Senator from Indiana from 1963 to 1981. A director of ICN Pharmaceuticals, Inc. Our director and a director of the Parent Companies since 1998 and prior to that a director of the predecessor of the Parent Companies, Simon DeBartolo Group, Inc. (the "Predecessor Company"), since 1993.
Hans C. Mautner	63
		Our director and Vice Chairman of the Boards of Directors of the Parent Companies since 1998 and prior to that Chairman of the Board of Directors and Chief Executive Officer of CPI and Corporate Realty Consultants, Inc. ("CRC") from 1989 to 1998. A director of CPI from 1973 to 1998 and of CRC from 1975 to 1998. Served as Vice President of CPI from 1972 to 1973. Appointed Executive Vice President in 1973. Elected President of CPI and CRC in 1976, elected Chairman and President in 1988, and elected Chairman, President and Chief Executive Officer of CPI and CRC in 1989. Prior to joining CPI, Mr. Mautner was a General Partner of Lazard Freres. A director of Cornerstone Properties Inc. and a board member for various funds in The Dreyfus Family of Funds.

G. William Miller	76
		Chairman of the Board and Chief Executive Officer of G. William Miller & Co. Inc., a merchant banking firm, since 1983. A former Secretary of the U.S. Treasury and a former Chairman of the Federal Reserve Board. From January 1990 until February 1992, Chairman and Chief Executive Officer of Federated Stores, Inc., the parent company of predecessors to Federated Department Stores, Inc. A director of HomePlace of America, Inc., GS Industries, Inc. and Repligen Corporation. Our director and a director of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since 1996.
Fredrick W. Petri	54
		A partner of Petrone, Petri & Company, a real estate investment firm Mr. Petri founded in 1993, and an officer of Housing Capital Company since its formation in 1994. Prior to that, an Executive Vice President of Wells Fargo Bank, where for over 18 years Mr. Petri held various real estate positions. Previously a member of the Board of Governors and a Vice President of the National Association of Real Estate Investment Trusts and a director of the National Association of Industrial and Office Park Development. Mr. Petri is also a trustee of the Urban Land Institute and the University of Wisconsin's Real Estate Center. Our director and a director of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since 1996.
Melvin Simon	74
		Our director and Co-Chairman of the Board of the Parent Companies since 1998 and prior to that Co-Chairman of the Board and a director of the Predecessor Company since its incorporation. Co-Chairman of the Board of Melvin Simon & Associates, Inc. ("MSA"), a company Mr. Simon founded in 1960 with his brother, Herbert Simon.(1)
Herbert Simon	66
		Our director and Co-Chairman of the Board of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since its incorporation. Chief Executive Officer of the Predecessor Company from its incorporation to 1995, when Mr. Simon was appointed Co-Chairman of the Board. Co-Chairman of the Board of MSA. A director of Kohl's Corporation, a specialty retailer.(1)
David Simon	39
		Our director and the Chief Executive Officer and a director of the Parent Companies since 1998. Prior to that Chief Executive Officer of the Predecessor Company since 1995 and a director of the Predecessor Company since its incorporation. President of the Predecessor Company from its incorporation until 1996. Executive Vice President of MSA since 1990. From 1988 to 1990, Vice President of Wasserstein Perella & Company, a firm specializing in mergers and acquisitions. The son of Melvin Simon, the nephew of Herbert Simon and a director of First Health Group Corp.(1)

J. Albert Smith, Jr.	60
		Managing Director of Bank One Corporation since October 1998. President of Bank One, Indiana, NA, a commercial bank, from September 1994 until October 1998. From 1974 until September 1994, President of Banc One Mortgage Corporation, a mortgage banking firm. Our director and a director of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since 1993.
Richard S. Sokolov	51
		Our director and President and Chief Operating Officer and a director of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since 1996. President and Chief Executive Officer and a director of DeBartolo Realty Corporation from its incorporation until it merged with the Predecessor Company in 1996. Prior to that Mr. Sokolov had served as Senior Vice President, Development of The Edward J. DeBartolo Corporation ("EJDC") since 1986 and as Vice President and General Counsel since 1982. A trustee and a member of the Executive Committee of the International Council of Shopping Centers.
Pieter S. van den Berg	55	Director Controller of PGGM, a Dutch pension fund, since 1991. Our director and a director of the Parent Companies since 1998.
Philip J. Ward	52
		Senior Managing Director, Head of Real Estate Investments, for CIGNA Investments, Inc., a wholly-owned subsidiary of CIGNA Corporation. Member of the International Council of Shopping Centers, the Urban Land Institute, the National Association of Industrial and Office Parks and the Society of Industrial and Office Realtors. Our director and a director of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since 1996.
M. Denise DeBartolo York	50
		Chairman of The DeBartolo Corporation. Previously served as Chairman of the Board of EJDC and in other executive capacities with EJDC for more than five years. Our director and a director of the Parent Companies since 1998 and prior to that a director of the Predecessor Company since 1996.

(1)
Messrs. Melvin Simon, Herbert Simon and David Simon are officers of the indirect general partner of SZS 33 Associates, L.P., a Delaware limited partnership ("SZS"), that filed a bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York on October 12, 1998 as part of a prepackaged Chapter 11 plan (the "Plan"). The Plan was confirmed on January 13, 1999, and the assets of SZS were transferred to a creditor on February 24, 1999.

EXECUTIVE OFFICERS

    The information regarding executive officers required by this item is included under the caption "Executive Officers of the Registrant" in Part I, Item I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 2, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. Based solely on our review of the copies of those forms received by us, and/or written representations from certain reporting persons, we believe that, during the year ended December 31, 2000, our directors, executive officers and beneficial owners of more than 10% of our capital stock have complied with all filing requirements applicable to them.

Item 11.  Executive Compensation

    After the Predecessor Company combined its operations with CPI and CRC effective as of the close of business on September 24, 1998 (the "CPI Merger"), we ceased to separately compensate officers for their services to us. Instead, executive compensation is paid by SPG for all services to the Parent Companies, including services to us. The following table sets forth information regarding compensation paid by the Parent Companies and by their predecessors during each of the last three years to the Chief Executive Officer and each of the four other most highly compensated executive officers, based on salary and bonus earned during 2000 (the "Named Executives").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus (1)	Restricted Stock Awards (2)		Securities Underlying Options (3)	LTIP Payouts (4)		All Other Compensation (5)
David Simon Chief Executive Officer	2000 1999 1998	$800,000 800,000 800,000		$375,000 450,000 —	$	— — —	75,000 — —		$1,551,000 1,057,500 —	$9,598 8,450 9,394
Hans C. Mautner Vice Chairman	2000 1999 1998	$728,000 728,545 626,676	(6)	$125,000 250,000 —	$	— — —	0 62,500 237,500	$	— — —	$160,350 6,120 12,197,459	(7) (8)
Richard S. Sokolov President and Chief Operating Officer	2000 1999 1998	$600,000 600,000 608,654		$375,000 375,000 —	$	— — —	50,000 — —		$775,500 705,000 —	$9,805 8,046 34,529
James A. Napoli Executive Vice President —Leasing	2000 1999 1998	$467,308 421,154 409,927		$250,000 250,000 250,000	$	— — —	20,000 — —		$323,125 293,750 —	$9,922 8,800 11,392
James M. Barkley General Counsel & Secretary	2000 1999 1998	$376,923 355,553 334,498		$200,000 200,000 200,000	$	— — —	20,000 — —		$323,125 293,750 —	$9,910 8,800 8,800

(1)
Bonus awards are accrued in the year indicated and paid in the following year.

(2)
The number and value of the aggregate restricted stock holdings of each of the Named Executives at December 31, 2000, excluding the performance-based restricted stock discussed in footnote (4) below, are as follows: David Simon—17,062 shares, $409,488; Hans C. Mautner—0 shares, $0; Richard S. Sokolov—151,016 shares, $3,624,384; James A. Napoli—17,062 shares, $409,488; James

  M. Barkley—14,125 shares, $339,000. The values are calculated by multiplying the number of restricted shares held by each Named Executive by $24.00, the December 31, 2000 closing price of SPG's Common Stock, par value $0.0001 per share ("SPG Common"), paired with a beneficial interest in one-one hundredth (1/100th) of a share of Common Stock, par value $0.0001 per share, of SRC ("SRC Shares"), as reported by the New York Stock Exchange.

(3)
Represents number of shares of SPG Common, paired with a beneficial interest in SRC Shares.

(4)
Represents the value of shares of performance-based restricted stock allocated to the Named Executives on March 26, 2001 for 2000 and on March 23, 2000 for 1999, under the Parent Companies' 1999 stock incentive program. These awards are subject to further vesting requirements.

(5)
Represents annualized amounts of (i) employer paid contributions to the 401(k) retirement plan and (ii) company paid employee and dependent life insurance premiums. Employer contributions to the 401(k) retirement plan become vested 30% after completion of three years of service, 40% after four years and an additional 20% after each additional year until fully vested after seven years.

(6)
Includes compensation payable by a non-U.S. affiliate of the Parent Companies for his non-U.S.-based services.

(7)
Includes $151,000 in housing allowance paid in connection with his relocation outside the U.S.

(8)
Includes a one-time payment made by CPI immediately prior to and in connection with the CPI Merger to Hans C. Mautner of $9,700,000. Also includes forgiveness of a $2,497,459 debt relating to shares of CPI stock purchased under the CPI Employee Share Purchase Plan. Such debt was forgiven pursuant to the terms of and in connection with the CPI Merger. Does not include taxes in the amount of $2,728,322 paid by CPI on behalf of Mr. Mautner immediately prior to and in connection with the CPI Merger.

Options Granted in 2000

    The following table shows all stock options granted to the Named Executives who were granted options in 2000.

OPTION GRANTS IN 2000

Individual Grants
		% of Total Options Granted to Employees in 2000			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	# of Securities Underlying Options (1)
			Exercise or Base Price ($/Share)
				Expiration Date
Name					5%	10%
David Simon	75,000	10.3%	23.4063	03/23/10	$1,104,000	$2,797,500
Richard S. Sokolov	50,000	6.9%	23.4063	03/23/10	$736,000	$1,865,000
James A. Napoli	20,000	2.8%	23.4063	03/23/10	$294,400	$746,000
James M. Barkley	20,000	2.8%	23.4063	03/23/10	$294,400	$746,000

(1)
Represents number of shares of SPG Common paired with a beneficial interest in SRC Shares.

Option Exercises and Year-End Values

    The following table sets forth information with respect to the unexercised stock options granted to Named Executives and held by them at December 31, 2000.

AGGREGATED OPTION EXERCISES IN 2000 AND
DECEMBER 31, 2000 OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2000(1)
					Value of Unexercised In-the-Money Options at December 31, 2000 (2)
	Shares Acquired on Exercise
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David Simon	—	—	200,000	75,000	$350,000	$44,527
Hans C. Mautner	—	—	440,539	110,417	—	—
Richard S. Sokolov	—	—	—	50,000	—	29,685
James A. Napoli	—	—	50,000	20,000	87,500	11,874
James M. Barkley	—	—	75,000	20,000	131,250	11,874

(1)
Represents number of shares of SPG Common paired with a beneficial interest in SRC Shares.

(2)
The closing price of the SPG Common, paired with a beneficial interest in SRC Shares, as reported by the New York Stock Exchange on December 31, 2000 was $24.00. Value is calculated on the basis of the difference between the exercise price and $24.00, multiplied by the number of shares of Common Stock underlying "in-the-money" options.

Compensation of Directors

    Our directors are compensated by SPG for their services as directors of the Parent Companies and receive no additional compensation. SPG pays the directors of the Parent Companies who are not employees of the Parent Companies or their affiliates annual compensation of $20,000 plus $1,000 for attendance (in person or by telephone) at each meeting of the Boards of SPG and SRC or their committees. Joint meetings of the Boards of Directors of SPG and SRC are considered one meeting and joint meetings of the respective standing committees of the Boards are considered one meeting of each standing committee. Committee members do not receive compensation for committee meetings held on the same day as regularly scheduled Board meetings. SPG does not pay directors who are employees of the Parent Companies or their affiliates any compensation for their services as directors.

    All directors are reimbursed for their expenses incurred in attending directors' meetings. Directors of SPG who are not employees of the Parent Companies or their affiliates are automatically granted each year options to purchase 3,000 shares of SPG Common multiplied by the number of calendar years that have elapsed since that person's last election to the Board of Directors of SPG. In addition, directors of SPG are eligible to be granted discretionary awards under and to participate in SPG's incentive stock option plan, as described below under "—Option Plans." Robert E. Angelica has assigned his director compensation (including the value of director options) to Long-Term Investment Trust. Pieter van den Berg has assigned his director compensation (including the value of director options) to PGGM, a Dutch pension fund.

Employment Agreements

    Employment Agreement with Hans C. Mautner.  Hans C. Mautner is a party to an employment agreement with SPG (the "Mautner Agreement"). The Mautner Agreement has a term ending September 24, 2003. Under the Mautner Agreement, Mautner receives an aggregate annual base salary of $762,000 and is eligible to receive an annual aggregate bonus in an amount up to 135% of his annual base salary. The compensation payable under the Mautner Agreement is allocated between U.S.-based and non-U.S.-based services. The severance provisions in the Mautner Agreement provide that, in the event Mautner is terminated by SPG other than for "Cause", death or disability, or by Mautner for "Good Reason" (as those terms are defined in the Mautner Agreement), SPG will pay Mautner an amount equal to the product of three times the sum of (i) Mautner's then annual base salary and (ii) his then annual bonus and will contribute an amount to the CPI Supplemental Executive Retirement Plan, as amended and restated effective as of August 1, 1997 equal to 33% of the sum of his annual base salary and bonus, as well as continue to provide certain employee benefits. In addition, all then outstanding unvested options granted to Mautner shall become immediately vested and exercisable and remain exercisable for their original term.

    The Mautner Agreement contains a golden parachute excise tax gross-up provision, under which Mautner will be entitled to be made whole on excise taxes imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code").

    Employment Agreement with Richard S. Sokolov.  Richard S. Sokolov is a party to an employment agreement with SPG (the "Sokolov Agreement"). The Sokolov Agreement has an initial term which ended August 9, 1997 and provides for two automatic one-year extensions of the term unless either party gives the other party notice that the term will not be extended. The Sokolov Agreement has been extended to August 9, 2001. Under the Sokolov Agreement, Sokolov receives an annual base salary currently of $600,000, subject to annual review and adjustment, and is eligible to receive a cash bonus of up to 75% of his base salary.

    The severance provisions in the Sokolov Agreement provide that, in the event Sokolov is terminated by SPG other than for "Cause", death or disability, or by Sokolov for "Good Reason" (as those terms are defined in the Sokolov Agreement), SPG will pay Sokolov an amount equal to the sum of all accrued and unpaid base salary plus one-year's then current base salary and bonus, and accelerate the vesting of his unearned restricted stock grants.

Option Plans

    General.  During 2000, SPG maintained one option plan, the 1998 Stock Incentive Plan (the "1998 Plan"). Options outstanding under plans of the predecessors of the Parent Companies were converted to similar awards under the 1998 Plan. Under the 1998 Plan, a maximum of 6,300,000 paired shares of common stock (subject to adjustment) are available for issuance to eligible officers, key employees, "Eligible Directors", advisors and consultants for positions of substantial responsibilities with the Parent Companies. "Eligible Directors" are directors of SPG who are not employees of the Parent Companies or their affiliates. All officers, key employees, advisors and consultants of the Parent Companies and their affiliates (except for Melvin Simon and Herbert Simon) and all Eligible Directors are eligible to receive grants under and participate in the 1998 Plan. In addition, Eligible Directors receive automatic grants, as described below.

    The 1998 Plan is administered by the Compensation Committee of the SPG Board of Directors (the "Committee"). During the ten-year period following the adoption of the 1998 Plan, the Committee may make the following types of grants: incentive stock options ("ISOs") within the meaning of section 422 of the Code, "nonqualified stock options" ("NQSOs" and together with ISOs, "Options"), stock appreciation rights ("SARs"), performance units and shares of restricted or unrestricted SPG Common. Each share of SPG Common issued under the 1998 Plan, whether issued directly, or through the exercise of an Option, will be paired with a beneficial interest in SRC Shares.

    Discretionary Grants.  The terms and conditions of Options, SARs and restricted stock granted under the 1998 Plan are set out in written agreements which will contain such provisions as the Committee from time to time deems appropriate.

    The terms of Options granted under the 1998 Plan are generally determined by the Committee within the terms of the 1998 Plan. The exercise price for any Option may not be less than the fair market value of a paired share on the date of grant. No Option will be exercisable after the expiration of ten years from the date of its grant. The 1998 Plan provides that, unless otherwise determined by the Committee, Options generally vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the date of grant and become 100% vested three years after the date of grant. The Option exercise price may be paid (i) by certified or official bank check, (ii) in the discretion of the Committee, by personal check, (iii) in shares of SPG Common owned by the optionee for at least six months and which have a fair market value on the date of exercise equal to the exercise price, (iv) in the discretion of the Committee, by delivery of a promissory note and agreement providing for payment with interest on any unpaid balance, (v) through a brokered exercise, (vi) by any combination of the above, or (vii) by any other means permitted by the Committee, in its discretion.

    A SAR may be granted in connection with all or any part of an Option granted under the 1998 Plan or may be granted independent of any Option. SARs granted in connection with an Option will become exercisable and lapse according to the same vesting schedule and lapse rules that are established for the corresponding Option. SARs granted independent of any Option will vest and lapse according to the terms and conditions set by the Committee. A SAR will entitle its holder to be paid an amount equal to the excess of the fair market value of the SPG Common subject to the SAR on the date of exercise over the exercise price of the related Option, in the case of a SAR granted in connection with an Option, or the fair market value of the paired shares of common stock subject to the SAR on the date of exercise over the fair market value on the date of grant in the case of a SAR granted independent of an Option.

    Subject to the discretion of the Committee, certificates representing restricted stock earned and awarded may (i) be issued to a grantee bearing an appropriate legend specifying that such shares are subject to restrictions or (ii) be held in escrow until the end of the restricted period set by the Committee. During the restricted period, restricted stock will be subject to transfer restrictions and forfeiture in the event of termination of employment with the Parent Companies or any of their affiliates and such other restrictions and conditions established by the Committee at the time the restricted stock is granted.

    To the extent deemed necessary and desirable by the Committee, the terms and conditions of performance unit awards granted under the 1998 Plan will be set out in written agreements. Performance unit awards provide for future payment of cash, or any other equivalent consideration deemed appropriate by the Committee, to the grantee upon the attainment of certain "Performance Goals" (as defined in the 1998 Plan) established by the Committee over specified periods. At the end of each performance award period, the Committee decides the extent to which the Performance Goals have been attained and the amount of cash, or other consideration, to be distributed to the grantee.

    Automatic Grants For Eligible Directors.  The 1998 Plan provides for automatic grants of Options ("Director Options") to Eligible Directors. Upon the first day of the first calendar month following the month in which any person first becomes an Eligible Director, such person will be automatically granted without further action by the SPG Board of Directors, a Director Option to purchase 5,000 paired shares of common stock (an "Initial Award"). Thereafter, on the date of each SPG annual meeting of stockholders (the "Annual Meeting") held after January 1, 1999, each Eligible Director who continues as an Eligible Director will automatically be granted each year, without further action by the SPG Board of Directors, a Director Option to purchase 3,000 shares multiplied by the number of calendar years that have elapsed since such person's last election to the Board (the "Annual Award"); provided, however, that if any person becomes an Eligible Director during the 60-day period prior to the Annual Meeting in any year, then such Eligible Director will not receive the Annual Award.

    The exercise price per share of Director Options is 100% of the fair market value of the paired shares of common stock on the date the Director Option is granted. All Director Options shall become vested and exercisable on the first anniversary of the date of grant or such earlier time in the event of a "Change in Control" (as defined in the 1998 Plan). Upon termination of any person's service as an Eligible Director, all Director Options granted will expire 30 days following the date of termination.

    Stock Incentive Programs.  During 1999, a two-year stock incentive program was created under the terms of the 1998 Plan in which Options to purchase an aggregate of 1,595,000 paired shares of common stock and an aggregate of 2,556,250 restricted shares were allocated to a total of 206 executive officers and employees. Options allocated under the 1999 stock incentive program will be granted only if the Parent Companies attain annual and cumulative targets for growth in Funds From Operations for a specific year and then will only become exercisable over a three year period from the date of grant. The exercise price per share of the Options will be the fair market value of the paired shares of common stock on the date of grant and all Options will expire 10 years from the date of grant. The allocated restricted shares may be earned in each of the two years of the program only if the Parent Companies attain the specified targets for growth in Funds From Operations.

    The determination of whether the Parent Companies have achieved their targets for a particular year is made in March of the following year (the "Determination Date") and, to the extent the targets have been achieved, a portion of the allocation of shares of restricted stock is deemed to be earned and is awarded as of the Determination Date. Options allocated under the 1999 stock incentive program will be granted as of the Determination Date and are subject to further vesting requirements after the date of grant. Although the participant is entitled to vote all restricted shares that are earned and receive distributions on restricted shares as of the Determination Date, restricted shares that are earned vest in four installments of 25% each on January 1 of each year following the year in which the Determination Date occurs. The participant must continue to be employed on the day prior to the vesting date to receive the awards, otherwise the awards are forfeited.

Incentive Bonus Plan

    The Incentive Bonus Plan (the "Bonus Plan") is intended to provide senior executives and key employees with opportunities to earn incentives based upon the performance of the Parent Companies, the participant's business unit and the individual participant. At the beginning of a year, the Committee specifies the maximum incentive pool available for distributions and approves performance measures for each participant and three levels of performance that must be attained in order to trigger the award of the bonuses. Each participant's bonus award for the year is expressed as a percentage of base salary, a fixed dollar amount, or a percentage of the available incentive pool. Bonus amounts for each year are determined in the following February with disbursement in March.

Deferred Compensation Plan

    The Parent Companies have a non-qualified deferred compensation plan (the "Deferred Compensation Plan") that provides deferred compensation to certain executives and key employees. Under the Deferred Compensation Plan, a participant may defer all or a part of his compensation. SPG, at its discretion, may contribute a matching amount equal to a rate selected by SPG, and an additional incentive contribution amount on such terms as SPG may specify. All participant deferrals and matching and incentive contributions are credited to a participant's account and remain general assets of SPG. A participant's elective deferrals are fully vested. Except in the case of death or disability of the participant or insolvency or a change in control of SPG, a participant becomes vested in matching and incentive contributions 20% after one year of service and an additional 20% for each year thereafter. Upon death or disability of the participant or insolvency or a change in control of SPG, a participant becomes 100% vested in his account.

    All contributions under the Deferred Compensation Plan are deposited in what is commonly referred to as a "rabbi trust" arrangement pursuant to which the assets of the trust are subject to the claims of SPG's general creditors in the event of SPG's insolvency. The trust assets are invested by the trustee in its sole discretion. Payments of a participant's elective deferrals and vested matching contributions are made as elected by the participant. These amounts would be paid earlier in the event of termination of employment or death of the participant, an unforeseen emergency affecting the participant or a change in control of SPG.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General Principles

    As a general matter, the Parent Companies have adopted a compensation philosophy which embraces the concept of pay-for-performance. The Parent Companies' strategy is to link executive management compensation with the Parent Companies' performance and stockholder return and to reward management for results that are consistent with the key goals of the Parent Companies. This is described further below under "2000 Executive Officer Compensation." The Parent Companies believe that their compensation program attracts result-oriented employees and motivates them to achieve higher levels of performance.

    It is the Parent Companies' policy to establish executive officer base salary at levels which are competitive in relation to comparable real estate investment trusts ("REITs"), while providing significant additional compensation opportunities through programs which are linked directly to performance of the Parent Companies.

2000 CEO Compensation

    David Simon was paid a base salary of $800,000 for 2000 and received a cash bonus of $375,000 and was granted 150,000 Options in March 2001 with respect to 2000 performance. David Simon was allocated an aggregate of 200,000 Options and 105,000 restricted shares under the 1999 stock incentive program. Of these, 75,000 Options were granted in March 2000, 125,000 Options were granted in March 2001, 45,000 restricted shares were earned and awarded in March 2000 and 60,000 restricted shares were earned and awarded in March 2001 because the Parent Companies met their targets for growth in Funds From Operations for 1999 and 2000. These awards are subject to further vesting requirements. Based on information provided by third parties, management believes that David Simon's total compensation in 2000 was in the 41st percentile for chief executive officers of a peer group of REITs.

2000 Executive Officer Compensation

    The Parent Companies compensate their executive officers through four principal elements, the third and fourth of which are intended to link executive compensation more directly to increases in value of the paired shares of common stock:

  •
  Base Pay. Base pay is determined through a review and analysis of peers in the REIT industry in order to determine reasonable and competitive compensation levels.

  •
  Bonus Plan. Under the Bonus Plan, participants have opportunities to participate in an incentive pool depending upon performance of the Parent Companies, the participant's business unit and the individual participant. Bonuses of $2,030,000 were paid in 2001 to the eleven (11) eligible executive officers with respect to 2000 performance. See "—Incentive Bonus Plan."

  •
  Option Plan. At December 31, 2000, eleven (11) eligible executive officers held vested options to acquire an aggregate of 1,134,814 shares that were previously granted under the 1998 Plan. Two (2) executive officers are not eligible to receive option grants.

  •
  Stock Incentive Program. Under the 1999 stock incentive program, allocations of Options and restricted shares are earned if the performance-based goals of the program are met. 293,500 Options and 168,000 restricted shares allocated to ten (10) of the eleven (11) eligible executive officers for 2000 were earned as of March 2001 because the Parent Companies met the target for growth in Funds From Operations for 2000. These awards are subject to further vesting requirements. In addition, three (3) Named Executives were granted an aggregate of 283,333 Options in March 2001 with respect to 2000 performance. Two (2) executive officers are not eligible to receive shares under the stock incentive program. See "—Option Plans—Stock Incentive Programs." The Parent Companies believe that each element of their executive compensation program attracts results-oriented individuals and motivates them to achieve levels of performance which are consistent with the performance goals of the Parent Companies and their stockholders.

The Compensation Committee:
 Philip J. Ward, Chairman
Robert E. Angelica
Birch Bayh
Fredrick W. Petri
Herbert Simon

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Other than Herbert Simon, who is a Co-Chairman of the Board of the Parent Companies, no member of the Compensation Committee during 2000 was an officer, employee or former officer of the Parent Companies or any of their subsidiaries or had any relationship requiring disclosure herein pursuant to SEC regulations. No executive officer of the Parent Companies served as a member of a compensation committee or a director of another entity under circumstances requiring disclosure herein pursuant to SEC regulations. We have no class of common stock registered under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

    The following table sets forth certain information concerning each person (including any group) known to us to beneficially own more than five percent (5%) of any class of Voting Stock as of April 16, 2001. Classes of Voting Stock include Common Stock, par value $0.0001 per share, Series B Preferred Stock, par value $0.0001 per share and Series C Preferred Stock, par value $0.0001 per share. Shares are owned directly and the indicated person has sole voting and investment power.

Name and Address of Beneficial Owner	Class of Voting Stock	Percent of Class of Voting Stock Beneficially Owned
Simon Property Group, Inc. 115 West Washington Street Indianapolis, Indiana 46204	Common Stock	99.9%

Security Ownership of Directors and Officers

    No director or executive officer beneficially owned Voting Stock as of April 16, 2001. The following table sets forth the number and percentage of shares of SPG Common, paired with a beneficial interest in SRC Shares, owned by each of the directors and named executive officers and all directors and executive officers as a group as of March 16, 2001. Unless otherwise indicated in the footnotes, paired shares of common stock are owned directly, and the indicated person has sole voting and investment power.

Director or Named Executive Officer	Number of Paired Shares(1)(2)(3)		Percent of Paired Shares(4)
Robert E. Angelica	9,000		*
Birch Bayh	22,000		*
Hans C. Mautner	794,613		*
G. William Miller	22,440		*
Fredrick W. Petri	31,160		*
Melvin Simon	7,374,701	(5)	4.1%
Herbert Simon	5,808,911	(5)	3.2%
David Simon	3,079,342	(6)	1.7%
J. Albert Smith, Jr.	27,000		*
Richard S. Sokolov	483,370		*
Pieter S. van den Berg	11,000		*
Philip J. Ward	18,830		*
M. Denise DeBartolo York	1,330,104	(7)	*
James A. Napoli	116,823		*
James M. Barkley	137,455		*
All directors and executive officers as a group (21 persons)(8)	63,326,302		27.3%

*
Less than one percent

(1)
Includes the following paired shares of common stock that may be purchased pursuant to stock options that are exercisable within 60 days: David Simon—230,000; Richard M. Sokolov—20,000; Hans C. Mautner—440,539; M. Denise DeBartolo York—9,000; Birch Bayh—21,000; G. William Miller—18,360; Fredrick W. Petri—18,360; J. Albert Smith, Jr.—26,000; Philip J. Ward—17,000; Robert E. Angelica—9,000; Pieter S. van den Berg—11,000; James A. Napoli—58,000; James M.

  Barkley—83,000; and all directors and executive officers as a group—1,264,534. Pieter S. van den Berg has assigned the economic benefit of his stock options to PGGM, a Dutch pension fund. Includes 68,354 paired shares of common stock issuable upon conversion of SPG Series B Convertible Preferred Stock, par value $.0001 per share ("SPG Series B Preferred") which are owned by Hans C. Mautner.

(2)
Includes the following paired shares of common stock that may be received upon exchange of units of ownership interest ("Units") in Simon Property Group, L.P. (the "Operating Partnership") held by the following persons on March 16, 2001: David Simon—2,725,092; Herbert Simon—5,571,960; Melvin Simon—7,149,491; Richard S. Sokolov—60,835; M. Denise DeBartolo York—1,290,439; and all directors and executive officers as a group—56,497,281. Units held by limited partners are exchangeable either for paired shares of common stock (on a one-to-one basis) or for cash as selected by the Independent Directors (as defined in the Parent Companies' Charters).

(3)
Includes the following restricted shares which are subject to vesting requirements: David Simon—41,940; Richard S. Sokolov—140,292; James A. Napoli—17,565; James M. Barkley—15,605; and all directors and executive officers as a group—295,649.

(4)
At March 16, 2001, there were 168,757,265 shares of SPG Common, 3,200,000 shares of SPG Class B Common Stock, par value $0.0001 per share ("SPG Class B Common"), 4,000 shares of SPG Class C Common Stock, par value $0.0001 per share ("SPG Class C Common"), and 51,059 shares of SPG Series A Preferred Stock, par value $0.0001 per share ("SPG Series A Preferred"), outstanding. Upon the occurrence of certain events, shares of SPG Class B Common and SPG Class C Common convert automatically into SPG Common (on a share-for-share basis). No officer or director beneficially owns shares of SPG Series A Preferred. These percentages assume the exercise of stock options, exchange of Units for paired shares of common stock and conversion of SPG Series B Preferred only by the applicable beneficial owner.

(5)
Does not include 15,172,723 paired shares of common stock and Units held by Melvin Simon & Associates, Inc. and certain related persons and entities.

(6)
Includes Units owned by trusts of which David Simon is a beneficiary.

(7)
Does not include paired shares of common stock and Units held by EJDC and certain related persons and entities.

(8)
Includes paired shares of common stock and Units held by EJDC, Melvin Simon & Associates, Inc. and certain related persons and entities.

Item 13.  Certain Relationships and Related Transactions

Transactions with the Simons

    SPG has entered into noncompetition agreements with Melvin Simon, Herbert Simon and David Simon (collectively, the "Simons"), all of whom are executive officers of the Parent Companies. Pursuant to such agreements and except as set forth below, Melvin Simon and Herbert Simon are prohibited from engaging in the shopping center business in North America other than through SPG or as passive investors until the later of (i) December 20, 2003, or (ii) the date that they are no longer directors or officers of SPG, and David Simon is prohibited from engaging in the shopping center business in North America other than through SPG and, with certain exceptions, for two years thereafter if he resigns or is terminated for cause. These restrictions will not prohibit Melvin Simon, Herbert Simon or David Simon from owning an interest in the properties in which the Simons previously owned an interest that were not contributed to the predecessor of SPG in 1993 (the "Excluded Properties") and in M.S. Management Associates, Inc. (the "Management Company"), and serving as directors and officers of the Management Company. It is anticipated that such commitments will not, in the aggregate, involve a material amount of time, but no assurance can be given in this regard. In addition, Melvin Simon and Herbert Simon may pursue other investment activities in which they are currently engaged.

    The Simons continue to own, in whole or in part, the Excluded Properties. The Management Company has entered into management agreements with the partnerships that hold the Excluded Properties, some of which agreements were not negotiated on an arms-length basis. Management believes, however, that the terms of such management agreements are fair to the Parent Companies.

    The Simons and certain of their family members may from time to time and are permitted by the Parent Companies' conflicts of interest policies to invest in tenants in shopping centers owned in whole or in part by the Parent Companies or their affiliates, provided that (1) such investment does not exceed 25% of the outstanding equity capital of any such tenant, (2) the Simon family has no right to participate in the day to day management of any such tenant and (3) any lease transaction between the Parent Companies, the Operating Partnership and their respective affiliates and the tenant in which an investment has been made by a member of the Simon family is an arm's length transaction providing for payment of prevailing market rents. As of December 31, 2000, members of the Simon family or entities controlled by them have investments in four tenants in shopping centers owned in whole or in part by SPG. The investments and the leases were entered into on terms consistent with the conflicts of interest policies set forth above. Such an investment may cause income from the applicable tenant to be nonqualifying income for purposes of one of the tests for SPG's qualification as a REIT for federal income tax purposes. In this regard, rent received from a tenant will not be qualifying income if SPG, or an owner of ten percent or more of SPG, directly or constructively owns ten percent or more of the tenant. Management believes that the amount of nonqualifying income due to these investments under the foregoing income test does not, and future investments by the Simons will not, adversely impact SPG's qualification as a REIT.

Management Company

    The Management Company manages regional malls and community shopping centers not wholly-owned by the Operating Partnership and certain other properties and also engages in certain property development activities. Of the outstanding voting common stock of the Management Company, 95% is owned by the Simons, which will enable the Simons to control the election of the board of directors of the Management Company. The Operating Partnership owns common stock representing 80% of the value of the outstanding stock of the Management Company, all of the outstanding participating preferred stock of the Management Company and a mortgage note of the Management Company, which entitles SPG to more than 90% of the anticipated after-tax economic benefits, in the form of dividends and interest, of the Management Company. The Management Company must receive the approval of a majority of the Independent Directors in order to provide services for any property not currently managed by the Management Company unless SPG owns at least a 25% interest in such property. The Management Company has agreed with SPG that, if in the future SPG is permitted by applicable tax law and regulations to conduct any or all of the activities that are now being conducted by the Management Company, the Management Company will not compete with SPG with respect to new or renewal business of this nature.

Other Transactions

    The Operating Partnership leases office space in Ohio from 7655 Corporation, an affiliate of EJDC, pursuant to a lease dated as of January 1, 1999. Ms. DeBartolo York, one of our directors and a director of the Parent Companies, served as Chairman of the Board of EJDC during 2000.

    Phillip J. Ward, one of our directors and a director of the Parent Companies, is the Head of Real Estate Investments for CIGNA Investments, Inc., which has, or its affiliates have, made mortgage loans to us or our affiliates, or entities in which we have an interest, totaling approximately $330.8 million as of December 31, 2000. An affiliate of CIGNA is one of the providers under the Parent Companies' group health plan. These arrangements are considered to be arm's length agreements.

    J. Albert Smith, another of our directors and a director of the Parent Companies, is a Managing Director of Bank One Corporation. Bank One Corporation is a participating lender in our $1.25 billion revolving credit facility with a $76.5 million lending commitment, or 6.1% of the total facility.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2001.

SPG PROPERTIES, INC.
By:	/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer

QuickLinks

Explanatory Note
PART III
DIRECTORS
EXECUTIVE OFFICERS
Summary Compensation Table
OPTION GRANTS IN 2000
AGGREGATED OPTION EXERCISES IN 2000 AND DECEMBER 31, 2000 OPTION VALUES
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
SIGNATURES