Form 10-Q
period 2001-03-31
SPG PROPERTIES INC/MD/
filed 2001-05-15
CIK 912564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

As of May 1, 2001, there were 113,668,027.32 shares of common stock of the Registrant outstanding.

SPG PROPERTIES, INC.

FORM 10-Q

INDEX

Part I - Financial Information

Item 1: Financial Statements

SPG Properties, Inc.:

Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000

Simon Property Group, L.P.:

Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Qualitative and Quantitative Disclosure About Market Risk

Part II - Other Information

Items 1 through 6
Signature

SPG PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2001	2000
ASSETS:
Investment in the SPG Operating Partnership	$1,933,873	$1,971,122

COMMITMENTS AND CONTINGENCIES (See Note 9 to the financial statements of the SPG Operating Partnership)

SHAREHOLDERS' EQUITY:

Series B and C cumulative redeemable preferred stock, 12,200,000 shares authorized, 11,000,000 issued and outstanding. Liquidation values $350,000	339,933	339,865

Common stock, $.0001 par value, 400,000,000 shares authorized, and 113,668,027 and 113,679,929 issued and outstanding, respectively	11	11

Class B common stock, $.0001 par value, 12,000,000 shares authorized, 0 issued and outstanding	—	—

Class C common stock, $.0001 par value, 4,000 shares authorized, 0 issued and outstanding	—	—

Capital in excess of par value	2,175,282	2,175,421
Accumulated deficit	(573,477)	(538,939)
Accumulated other comprehensive income	(3,588)	—
Unamortized restricted stock award	(4,288)	(5,236)
Total shareholders' equity	$1,933,873	$1,971,122

The accompanying notes are an integral part of these statements.

SPG PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2001 (Note 2)	2000 (Note 2)
EQUITY IN INCOME OF THE SPG OPERATING PARTNERSHIP	27,447	26,418

NET INCOME	27,447	26,418

PREFERRED DIVIDENDS	(7,334)	(7,334)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$20,113	$19,084

NET INCOME	$27,447	$26,418

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(962)	-

UNREALIZED LOSS ON INTEREST RATE HEDGE AGREEMENTS	(2,992)	-

NET LOSSES ON DERIVATIVE INSTRUMENTS RECLASSIFIED INTO EQUITY IN INCOME OF THE SPG OPERATING PARTNERSHIP	366	-

UNREALIZED LOSS ON INVESTMENT	-	(516)

COMPREHENSIVE INCOME	23,859	25,902

The accompanying notes are an integral part of these statements.

SPG PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,447	$26,418
Adjustments to reconcile net income to net cash provided by operating activities—
Equity in income of the SPG Operating Partnership	(27,447)	(26,418)
Net cash provided by operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from the SPG Operating Partnership	64,744	64,741
Net cash provided by investing activities	64,744	64,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends and distributions to shareholders	(64,744)	(64,741)
Net cash used in financing activities	(64,744)	(64,741)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, beginning of period	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2001	December 31, 2000
ASSETS:
Investment properties, at cost	$12,879,785	$12,883,471
Less — accumulated depreciation	1,538,500	1,471,178
	11,341,285	11,412,293
Cash and cash equivalents	124,137	209,755
Tenant receivables and accrued revenue, net	255,422	294,775
Notes and advances receivable from Management Company and affiliates	214,584	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	1,432	29,425
Investment in unconsolidated entities, at equity	1,321,520	1,308,838
Goodwill, net	38,091	38,384
Deferred costs and other assets, net	250,290	240,578
Minority interest	44,211	42,377
Total assets	$13,590,972	$13,758,826

LIABILITIES:
Mortgages and other indebtedness	$8,747,218	$8,728,582
Accrued dividends	19,293	18,266
Accounts payable and accrued expenses	414,395	437,860
Cash distributions and losses in partnerships and joint ventures, at equity	47,157	44,634
Other liabilities	141,249	227,083
Total liabilities	9,369,312	9,456,425

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY:

Preferred units, 22,082,902 and 22,049,570 units outstanding, respectively. Liquidation values $1,059,917 and $1,058,950, respectively	1,029,521	1,028,435

General Partners, 170,764,946 and 170,274,816 units outstanding, respectively	2,401,118	2,451,452

Limited Partners, 64,932,560 and 64,966,226 units outstanding, respectively	913,014	935,321

Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)

Unamortized restricted stock award	(29,168)	(19,982)

Total partners' equity	4,221,660	4,302,401
Total liabilities and partners' equity	$13,590,972	$13,758,826

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Condensed Consolidated Statements of Operations

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2001	2000

REVENUE:
Minimum rent	$304,174	$293,574
Overage rent	9,869	12,009
Tenant reimbursements	147,109	143,254
Other income	26,057	24,628
Total revenue	487,209	473,465
EXPENSES:
Property operating	78,064	74,647
Depreciation and amortization	105,558	97,552
Real estate taxes	52,070	47,600
Repairs and maintenance	19,585	19,392
Advertising and promotion	13,647	15,878
Provision for credit losses	2,959	2,175
Other	6,893	7,620
Total operating expenses	278,776	264,864
OPERATING INCOME	208,433	208,601

INTEREST EXPENSE	157,924	158,684
INCOME BEFORE MINORITY INTEREST	50,509	49,917

MINORITY INTEREST	(2,238)	(2,434)

GAIN ON SALES OF ASSETS, NET	2,711	7,096
INCOME BEFORE UNCONSOLIDATED ENTITIES	50,982	54,579

INCOME FROM UNCONSOLIDATED ENTITIES	11,742	17,330
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	62,724	71,909

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	(25)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	(1,638)	(12,311)
NET INCOME	61,061	59,158

PREFERRED UNIT REQUIREMENT	(19,431)	(19,372)
NET INCOME AVAILABLE TO UNITHOLDERS	$41,630	$39,786
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$10,026	$9,716
SPG Properties and SD Property Group	20,113	19,084
Limited Partners	11,491	10,986
Net income	$41,630	$39,786
BASIC AND DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.19	$0.22
Extraordinary items	--	--
Cumulative effect of accounting change	(0.01)	(0.05)
Net income	$0.18	$0.17
Net Income	$61,061	$59,158
Cumulative effect of accounting change	(1,995)	-
Unrealized loss on interest rate hedge agreements	(6,204)	-
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	758	-
Unrealized loss on investment	-	(1,057)
Comprehensive Income	$53,620	$58,101

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,061	$59,158
Adjustments to reconcile net income to net cash providedby operating activities—
Depreciation and amortization	108,193	100,908
Extraordinary items	25	440
Gain on sales of assets, net	(2,711)	(7,096)
Cumulative effect of accounting change	1,638	12,311
Straight-line rent	(3,241)	(4,459)
Minority interest	2,238	2,434
Equity in income of unconsolidated entities	(11,742)	(17,330)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	46,551	52,194
Deferred costs and other assets	(9,940)	6,815
Accounts payable, accrued expenses and other liabilities	(96,592)	(98,652)
Net cash provided by operating activities	95,480	106,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,411)	(103,279)
Cash from mergers, acquisitions and consolidation of joint ventures, net	41	--
Net proceeds from sale of assets	19,550	19,217
Investments in unconsolidated entities	(13,591)	(71,344)
Distributions from unconsolidated entities	41,107	71,607
Investment in and advances (to) / from the Management Company and affiliate	(32,183)	10,002
Loan to the SRC Operating Partnership	4,121	(4,641)
Net cash used in investing activities	(55,366)	(78,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	515	(41)
Partnership distributions	(137,471)	(140,441)
Minority interest distributions, net	(4,072)	(4,345)
Mortgage and other note proceeds, net of transaction costs	577,540	693,175
Mortgage and other note principal payments	(562,244)	(615,431)
Net cash used in financing activities	(125,732)	(67,083)
DECREASE IN CASH AND CASH EQUIVALENTS	(85,618)	(38,798)

CASH AND CASH EQUIVALENTS, beginning of period	209,755	153,743

CASH AND CASH EQUIVALENTS, end of period	$124,137	$114,945

The accompanying notes are an integral part of these statements.

SPG PROPERTIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts and where indicated as in billions)

1. Organization

             SPG Properties, Inc. (“SPG Properties”), formerly Simon DeBartolo Group, Inc. (“SDG”), is a substantially wholly-owned subsidiary of Simon Property Group, Inc. (“SPG”). SPG Properties and SPG are both self-administered and self-managed real estate investment trusts ("REITs") under the Internal Revenue Code of 1986, as amended. SPG Properties is a general partner of, and holds a noncontrolling partnership interest in, Simon Property Group, L.P. (the “SPG Operating Partnership”), formerly Simon DeBartolo Group, L.P. (“SDG, LP”), as of March 31, 2001. On January 27, 2000, SD Property Group, Inc., a substantially wholly owned subsidiary of SPG Properties, merged with and into SPG Properties. The SPG Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. SPG is the managing general partner of the SPG Operating Partnership. Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. (“SRC” and together with SPG, the “Companies”). At March 31, 2001 and December 31, 2000, SPG Properties’ direct and indirect ownership interest in the SPG Operating Partnership was 48.2% and 48.3%, respectively.

             As of March 31, 2001, the SPG Operating Partnership owned or held an interest in 249 income-producing properties in the United States, which consisted of 163 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”), and five additional retail real estate properties operating in Europe.  The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio” or the “Portfolio Properties.”  The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”).

Note 2 - Basis of Presentation

             The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the condensed consolidated financial statements for these interim periods have been included. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with SPG Properties’ December 31, 2000 audited financial statements and notes thereto included in its Annual Report on Form 10-K. The accompanying condensed consolidated financial statements of SPG Properties include accounts of all entities owned or controlled by SPG Properties. All significant intercompany amounts have been eliminated.

             Net operating results of the SPG Operating Partnership are allocated to its partners based first on their preferred unit preference and then on their remaining weighted average ownership interest in the SPG Operating Partnership during the period. SPG Properties’ remaining weighted average ownership interest in the SPG Operating Partnership for the three-month periods ended March 31, 2001 and 2000 was 48.3% and 48.0%, respectively.

             Because substantially all of the common stock of SPG Properties is owned by SPG, SPG Properties does not report earnings per share.

             The footnotes summarizing the significant accounting policies of and other matters pertinent to the SPG Operating Partnership follow and should be read in conjunction with the financial statements and footnotes, of SPG Properties and subsidiary.

Note 3 – Merger – Subsequent Event

             In order to simplify the organizational structure of Simon Group, the Boards of Directors of SPG and SPG Properties, on May 8, 2001 approved an agreement for the merger of SPG Properties into SPG.  SPG owns 99.999% of the common stock of SPG Properties.  Under the proposed merger, shares of SPG Properties' common stock (other than those held by SPG or holders who exercise dissenters rights) will be converted into the right to receive approximately $98 in total and outstanding shares of SPG Properties', Inc.'s preferred stock will be converted into shares of SPG preferred stock having substantially identical terms.  SPG has filed a registration statement which contains an information statement relating to the transaction which has not yet become effective.  The merger is expected to close in the second or third quarter.

SIMON PROPERTY GROUP, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per unit amounts and where indicated as in billions)

Note 1 – Organization

             Simon Property Group, L.P. (the “SPG Operating Partnership”), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. (“SPG”), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Each share of common stock of SPG is paired (“Paired Shares”) with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation (“SRC” and together with SPG, the “Companies”). Units of ownership interest (“Units”) in the SPG Operating Partnership are paired (“Paired Units”) with a Unit in SPG Realty Consultants, L.P. (the “SRC Operating Partnership” and together with the SPG Operating Partnership, the “Operating Partnerships”). The SRC Operating Partnership is the primary subsidiary of SRC.

             The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 2001, the SPG Operating Partnership owned or held an interest in 249 income-producing properties, which consisted of 163 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”) and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio Properties”. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”). Effective January 1, 2001, the Management Company elected to become a taxable REIT subsidiary (“TRS”).

             The Companies have recently formed Simon Brand Ventures, LLC (“SBV”), a business to consumer initiative, and Simon Business Network (“SBN”), a business to business initiative, to continue to expand upon certain mall marketing initiatives to take advantage of the SPG Operating Partnership’s size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging the SPG Operating Partnership’s 100 million unique shoppers and their 2 billion annual shopping visits to contribute to the SPG Operating Partnership’s second-curve revenue strategy.  The SBV concept and initiatives were started in 1997 to create a new medium for connecting consumers with retailers and sponsors by developing a combination of shopping, entertainment and community.  SBN is focused on leveraging the SPG Operating Partnership’s assets to create new businesses which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for the SPG Operating Partnership.  SBN’s strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant business-to-business marketplace and service network focused on the real estate industry and their tenants.  SBV has also entered into cost sharing arrangements with the Management Company similar to those of the SPG Operating Partnership.  Effective January 1, 2001, the SPG Operating Partnership purchased SBV from SRC at approximately its carrying value utilizing the intercompany note.  Effective March 31, 2001, the SPG Operating Partnership purchased clixnmortar.com, a technology venture of the Companies, from the SRC Operating Partnership at its carrying value utilizing the inter-company note. The SPG Operating Partnership subsequently contributed clixnmortar.com to the Management Company in exchange for preferred stock of the Management Company.

Note 2 - Basis of Presentation

             The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2000, except for the change in accounting policy discussed in Note 5, and should be read in conjunction therewith.

             The accompanying condensed consolidated financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

             Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners’ weighted average ownership interests during the period. SPG’s weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three-month periods ended March 31, 2001 and 2000 was  72.4%.

             Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2001 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 3 -  Per Unit Data

             Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The following table sets forth the computation for the SPG Operating Partnership’s basic and diluted earnings per Unit.

	For the Quarter Ended March 31,
	2001	2000
Income before extraordinary items, cumulative effect of accounting change and after the preferred unit requirement	$43,293	$52,537
Extraordinary items	(25)	(440)

Cumulative effect of accounting change	(1,638)	(12,311)
Net Income available to Unitholders	$41,630	$39,786
Weighted Average Units Outstanding – Basic	235,271,163	236,995,130

Effect of stock options	176,954	45,264
Weighted Average Units Outstanding - Diluted	235,448,117	237,040,394

	For the Quarter Ended March 31,
	2001	2000
Basic and Diluted Per Unit:

Income before extraordinary items, cumulative effect of accounting change and after the preferred unit requirement	$0.19	$0.22
Extraordinary items	--	--

Cumulative effect of accounting change	(0.01)	(0.05)
Net Income available to Unitholders	$0.18	$0.17

             Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Paired Shares on or after August 27, 2004 if certain conditions are met. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect.

Note 4 - Cash Flow Information

                           Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 2001 was $149,349 as compared to $154,712 for the same period in 2000. See Notes 1 and 8 for information about non-cash transactions during the three months ended March 31, 2001.

Note 5 - Cumulative Effect of Accounting Change

             On January 1, 2001 the SPG Operating Partnership adopted SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended in June of 2000 by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires the SPG Operating Partnership to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the income statement or other comprehensive income, as appropriate under SFAS 133.  SFAS 133 currently impacts the accounting for the SPG Operating Partnership’s interest rate and foreign currency rate risk protection agreements.

             On adoption of SFAS 133, the SPG Operating Partnership recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on its condensed consolidated balance sheet in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.”   On adoption, the SPG Operating Partnership’s net fair value of derivatives was ($2.0) million, of which $3.1 million was recorded in other liabilities and $1.1 million was recorded in other assets. In addition, $2.0 million of unrecognized loss was recorded in other comprehensive income as a cumulative effect of accounting change and an expense of $1.6 million was recorded as a cumulative effect of accounting change in the statement of operations, which includes the SPG Operating Partnership’s $1.4 million share of joint venture cumulative effect of accounting change.  The joint venture cumulative effect of accounting change was recorded in investment in unconsolidated entities.

             Within the next twelve months, the SPG Operating Partnership expects to reclassify to earnings approximately $2.8 million of expense of the current balance held in accumulated other comprehensive income.  Amounts included in these reclassifications attributable to joint ventures and minority interests were not material.  The amount of hedge ineffectiveness recorded during the three months ended March 31, 2001 was not material.

             The following table summarizes the notional and fair values of the SPG Operating Partnership’s derivative instruments as of March 31, 2001, in millions:

Hedge Type	Index	Notional Amount	Interest Rate Range	Maturity Range	Fair Value
Consolidated:
Interest Rate Swaps	1 month LIBOR	$100.0	5.80%-7.24%	9/01-12/04	($1.9)
Interest Rate Caps	1 or 3 month LIBOR	191.0	6.40%-16.77%	9/01-1/05	0.0
Interest Rate Cap - Collar	3 month LIBOR	85.0	5.89%	5/04	0.6
Interest Rate Floor - Collar	3 month LIBOR	85.0	5.89%	5/04	(2.9)
					($4.2)
Cross-Currency Interest Rate Swap	1 month EURIBOR and Euros	30.0EUR	7.75% / 0.94 EUR	7/03	($3.4)
					($7.6)
Joint Ventures:
Interest Rate Caps	1 or 3 month LIBOR	$930.9	7.70%-11.83%	1/02 – 5/06	0.2

             As of March 31, 2001, the SPG Operating Partnership has recorded derivatives at their fair values of $0.6 million included in other assets and $8.2 million included in other liabilities.  The SPG Operating Partnership’s exposure to market risk due to changes in interest rates primarily relates to the SPG Operating Partnership’s long-term debt obligations. Through its risk management strategy, the SPG Operating Partnership manages exposure to interest rate market risk by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. The SPG Operating Partnership is also exposed to foreign currency risk on financings of certain foreign operations.  To manage foreign currency exchange rate risk as part of its risk management strategy, the SPG Operating Partnership has also entered into a foreign currency forward contract. The SPG Operating Partnership’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures.  The SPG Operating Partnership does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

Accounting Policies for Derivatives

             In the normal course of business, the SPG Operating Partnership uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk and records all derivatives on the balance sheets at fair value.  The SPG Operating Partnership may enter into derivative contracts relating to either wholly owned or joint venture properties.  The SPG Operating Partnership requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  The SPG Operating Partnership may hedge its exposure to the variability in future cash flows for anticipated transactions over a maximum period of 12 months.  Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract.  When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period, however, the SPG Operating Partnership intends for all derivative transactions to meet all the hedge criteria and qualify as hedges.

             On an ongoing quarterly basis, the SPG Operating Partnership adjusts its balance sheet to reflect current fair market value of its derivatives.  Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction.  To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification occurs when the hedged items are also recognized in earnings.  Interest rate differentials that arise under interest rate swap contracts are settled periodically based upon the terms of the contract and are recognized in interest expense over the life of the contracts.  The SPG Operating Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

             To determine the fair values of derivative instruments, the SPG Operating Partnership uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Note 6 - Investment in Unconsolidated Entities

Summary financial information of the SPG Operating Partnership’s investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership’s investment in and share of income from such partnerships and joint ventures follow:
	March 31,	December 31,
BALANCE SHEETS	2001	2000
Assets:
Investment properties at cost, net	$6,540,715	$6,563,470
Cash and cash equivalents	197,160	191,687
Tenant receivables	160,778	165,583
Other assets	283,171	278,294
Total assets	$7,181,824	$7,199,034
Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,171,151	$5,135,488
Accounts payable, accrued expenses and other liabilities	323,595	348,375
Total liabilities	5,494,746	5,483,863
Partners' equity	1,687,078	1,715,171
Total liabilities and partners' equity	$7,181,824	$7,199,034
The SPG Operating Partnership’s Share of:
Total assets	$2,922,656	$2,924,666
Partners’ equity	$655,950	$672,593
Add: Excess Investment	555,747	558,675
The SPG Operating Partnership’s net Investment in Joint Ventures	$1,211,697	$1,231,268

	For the three Months Ended March 31,
STATEMENTS OF OPERATIONS	2001	2000
Revenue:
Minimum rent	$198,518	$180,799
Overage rent	5,806	5,844
Tenant reimbursements	96,868	91,534
Other income	11,611	8,723
Total revenue	312,803	286,900

Operating Expenses:
Operating expenses and other	117,099	109,101
Depreciation and amortization	60,499	55,650
Total operating expenses	177,598	164,751
Operating Income	135,205	122,149
Interest Expense	94,744	84,408
Income Before Cumulative Effect of Accounting Change (“IBC”)	40,461	37,741
Cumulative Effect of Accounting Change	(2,883)	(3,955)
Net Income	$37,578	$33,786
Third-Party Investors' Share of IBC	26,440	22,866
The SPG Operating Partnership’s Share of IBC	$14,021	$14,875
Amortization of Excess Investment	4,946	5,273
Income from Unconsolidated Entities	$9,075	$9,602

             The SPG Operating Partnership’s share of consolidated net income of the Management Company, after intercompany profit eliminations, was $2,667 and $7,728  for the three-month periods ended March 31, 2001 and 2000, respectively. .  The SPG Operating Partnership’s net investment in the Management Company was $62,666 and $32,936 as of March 31, 2001 and December 31, 2000, respectively.

Note 7 - Debt

             At March 31, 2001, of the SPG Operating Partnership’s consolidated debt $6,574,674 was fixed-rate debt and $2,172,544 was variable-rate debt. The SPG Operating Partnership’s pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 2001 was $2,179,390.

             On January 11, 2001, the SPG Operating Partnership issued $500,000 of unsecured debt to institutional investors pursuant to Rule 144A in two tranches.  The first tranche is $300,000 bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200,000 bearing an interest rate of 7 3/4% due January 20, 2011.  The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the CPI Merger Facility due March 24, 2001 and to repay a portion of the CPI Merger Facility due September 24, 2001.

Note 8 – Partners’ Equity

             During the first quarter of 2001, 474,625 Paired Shares of restricted stock were deemed earned and awarded under The Simon Property Group 1998 Stock Incentive Plan (the “1998 Plan”), adopted by the SPG Operating Partnership and SPG,  at a value of $25.85 per Paired Share.  The cost of restricted stock grants is based upon the stock’s fair market value at the time such stock is earned, awarded and issued and is charged to shareholders’ equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.  In addition, 1,032,583 stock options to purchase Paired Shares were granted on the same day under the 1998 Plan.

             As of March 31, 2001, $7.4 million of accumulated other comprehensive income is included in Partners’ Equity, of which $5.4 million is included in General Partners’ equity and $2.0 million is included in Limited Partners’ equity.  Accumulated other comprehensive income consists of unrealized losses on derivative instruments as of March 31, 2001.  There was no accumulated other comprehensive income as of December 31, 2000.

Note 9 - Commitments and Contingencies

             Litigation

             Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. (“Triple Five”) commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and the SPG Operating Partnership. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the “Teachers Sale”); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank (“Chase”) that is secured by a mortgage placed on Mall of America’s assets (the “Chase Mortgage”).

             The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale.

             The SPG Operating Partnership has agreed to indemnify Chase and other nonparties to the litigation that are related to the offering of certificates secured by the Chase Mortgage against, among other things, (i) any and all litigation expenses arising as a result of litigation or threatened litigation brought by Triple Five, or any of its owners or affiliates, against any person regarding the Chase Mortgage, the Teachers Sale, any securitization of the Chase Mortgage or any transaction related to the foregoing and (ii) any and all damages, awards, penalties or expenses payable to or on behalf of Triple Five (or payable to a third party as a result of such party’s obligation to pay Triple Five) arising out of such litigation. These indemnity obligations do not extend to liabilities covered by title insurance.

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

             Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al.  On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation (“DRC”) Stock Incentive Plan (the “DRC Plan”) and that these grants immediately vested under the DRC Plan’s “change in control” provision as a result of the DRC Merger. Plaintiffs asserted that the defendants’ refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs’ cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs’ damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff’s damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgement on the question of damages.  The Magistrate ruled on the counterclaims and found in Defendants’ favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed.  The judgment has accrued interest at 10% per annum from and after December 27, 2000.  Those appeals are pending before the District Court of Appeals and there can be no execution upon the judgment while the appeals are pending.  The SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

             Roel Vento et al v. Tom Taylor et al.  An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury’s findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000.  On April 26, 2001, the Texas Supreme Court rendered a unanimous 9-0 opinion against the Ventos and ordered that they take nothing from the Simon defendants. Plaintiffs have the opportunity to file a motion for reconsideration on or before May 11, 2001. Plaintiffs have since filed a Request for Extension of Time, which if granted by the Court, would postpone the deadline until June 11, 2001. The Court has not yet ruled on Plaintiff's request for an extension.

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

Note 10 - Real Estate Disposals

             During the first quarter of 2001, the SPG Operating Partnership sold its ownership interests in one regional mall, one community center, and one office building, for a combined gross sales price of $20.3 million.  These sales resulted in a net combined gain of $2.7 million.

             On December 28, 2000, Montgomery Ward LLC and certain of its related entities (“Ward”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.   In late February 2001, a limited liability company, Kimsward LLC (“Kimsward”), was formed to designate persons or entities to whom the Ward real estate assets will be sold.  These transactions are subject to Bankruptcy Court approval.  The Management Company’s interest in Kimsward is 18.5% and its cash investment in Kimsward was $9.2 million as of March 31, 2001.  No equity in earnings from Kimsward LLC were recognized during the first quarter of 2001.  Subsequent to March 31, 2001, an additional $2.8 million was invested in Kimsward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

             Overview

             Who we are - Simon Property Group, L.P. (the “SPG Operating Partnership”), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group Inc. (“SPG”), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust (“REIT”). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation (“SRC” and together with SPG, the “Companies”). Units of partnership interests (“Units”) in the SPG Operating Partnership are paired with a Unit in SPG Realty Consultants, L.P. (the “SRC Operating Partnership”). The SRC Operating Partnership is the primary subsidiary of SRC. In this report, the terms “we”, “us” and “our” refer to the SPG Operating Partnership and its subsidiaries.

             The following Property acquisitions and openings (the “Property Transactions”) impacted our consolidated results of operations in the comparative periods. In May 2000, we opened Orlando Premium Outlots and in November 2000, we opened Arundel Mills.

             Results of Operations

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

             Operating income in 2001 was flat as compared to 2000.  This resulted primarily from a $10.7 million increase in minimum rents, excluding our business to business and business to consumer initiatives, and a $9.9 million increase in consolidated revenues realized from our business to business and business to consumer initiatives, partially offset by a $8.9 million increase in depreciation and amortization, a $3.7 million decrease in operating income due to the impact of property disposals, a $2.0 million decrease in land sales, a $1.5 million increase in administrative costs previously recognized on SRC related to Simon Brand Ventures,  and a $2.1 million decrease in overage rents.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The increase in business initiative revenues include $5.6 million from a contract termination payment.  The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

             Income from unconsolidated entities decreased $5.6 million in 2001, resulting from a $5.1 million decrease in income from the Management Company and a $0.5 million decrease in income from unconsolidated partnerships and joint ventures. The decrease in Management Company income is primarily the result of a decrease in fee revenues and income tax benefits.  The decrease in joint venture income is primarily related to technology start up activities of MerchantWired, LLC.

             During the first quarter of 2001 we recorded a $1.6 million expense as a cumulative effect of accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of  SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended.  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of the cumulative effect of accounting change.  During the first quarter of 2000 we recorded a $12.3 million expense as a cumulative effect of accounting change, which includes our $1.8 million share from unconsolidated entities,  due to the adoption of Staff Accounting Bulletin No. 101, which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

             The $2.7 million net gain on the sales of assets in 2001 results from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $7.1 million on the sale of one regional mall.

             Net income  was $61.1 million for the three months ended March 31, 2001, which reflects a $1.9 million or 3.2% increase over 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

             Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

             Liquidity and Capital Resources

             As of March 31, 2001, our balance of unrestricted cash and cash equivalents was $124.1 million, including $42.5 million related to our gift certificate program, which we do not consider available for general working capital purposes.  We have a $1.25 billion unsecured revolving credit facility (the “Credit Facility”) which had available credit of $598.5 million at March 31, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.  Our current corporate bond ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

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
             •            additional debt financing
             •            additional equity raised in the public markets

             Financing and Debt

             At March 31, 2001, we had consolidated debt of $8.7 billion, of which $6.6 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.3% and $2.1 billion was variable-rate debt bearing interest at a weighted average rate of 6.2%. As of March 31, 2001, we had interest rate protection agreements related to consolidated variable-rate debt with a total carrying amount of $404.2 million. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the three months ended March 31, 2001 or 2000.

             Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6.8 billion, with $4.0 billion thereafter. Our ratio of consolidated debt-to-market capitalization was 55.5% and 57.0% at March 31, 2001 and December 31, 2000, respectively.

             See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of the unsecured debt issued on January 11, 2001.

             Acquisitions

             We continue to review and evaluate acquisition opportunities. We believe, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of our growth strategy. We believe that funds on hand and amounts available under our Credit Facility provide the means to finance certain acquisitions. No assurance can be given that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

             Dispositions

             During the first quarter of 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.7 million. The net proceeds of approximately $19.6 million, were used for general working capital purposes.

             In addition to the Property sales described above, as a continuing part of our long-term strategic plan, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including four community centers currently under contract for sale. We expect the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

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

             International Expansion. The SPG Operating Partnership and the Management Company have a 29% ownership interest in European Retail Enterprises, B.V. (“ERE”) and Groupe BEG, S.A. (“BEG”), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our total cash investment in ERE and BEG at March 31, 2001 was approximately $46.3 million, with commitments for an additional $16.6 million, subject to certain performance and other criteria, including our approval of development projects. The agreements with BEG and ERE are structured to allow us to acquire an additional 25% ownership interest over time. As of March 31, 2001, BEG and ERE had three Properties open in Poland and two in France.

             Technology Initiatives. We continue to evolve our technology initiatives through our association with several third party participants. Through MerchantWired LLC, we are creating, along with all the other leading retail real estate developers, a full service retail infrastructure company that provides retailers across the country access to a high speed, highly reliable and secure broadband network. Through our clixnmortar subsidiary, we have formed an alliance with Found Inc, to build an infrastructure for retailers where shoppers can identify merchandise on line that is actually in inventory at a store and initiate a transaction either at the store or online. We own an approximately 53% noncontrolling interest in MerchantWired LLC and accounts for it using the equity method of accounting. In addition, in 2000 we joined with other leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing “best of breed” companies; and act as a consolidator of real estate technology across property sectors.  In September 2000, Constellation announced its initial investment of $25.0 million in FacilityPro.com, a business-to-business electronic marketplace designed for the efficient procurement of facilities’ products and services.  Our share of this investment is $2.5 million.

             These activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. We expect to continue to invest in these programs over the next two years and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of equipment lease payments up to $53.0 million.  We cannot assure you that our technology programs will succeed.

             Distributions.  The SPG Operating Partnership declared a distribution of $0.525 per Unit in the first quarter of 2000. The current annual distribution rate is $2.10 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

             Investing and Financing Activities

             Cash used in investing activities of $55.3 million for the three months ended March 31, 2001 includes capital expenditures of $74.3 million, investments in unconsolidated joint ventures of $13.6 million, and advances to the Management Company of $32.2 million.  Capital expenditures include development costs of $13.0 million, renovation and expansion costs of $44.5 million and tenant costs, and other operational capital expenditures of $16.8 million.  These cash uses are partially offset by distributions from unconsolidated entities of $41.1 million, $4.1 million in loan proceeds from SRC Operating Partnership,  and net proceeds of $19.6 million from the sale of three properties previously mentioned.

             Cash used in financing activities for the three months ended March 31, 2001 was $125.7 million and includes net distributions of $141.0 million, partially offset by net borrowings of $15.3 million.

             Inflation

             Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants’ leases contain provisions designed to lessen the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

             Retail Climate and Tenant Bankruptcies

             A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy.  Some changeover in tenants is normal in our business.  We lost 800,000 square feet of tenants in 2000 and 580,000 square feet in the first quarter of 2001 to bankruptcies or restructurings.  Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

             The geographical diversity of our portfolio mitigates some of our risk in the event of an economic downturn.  In addition, the diversity of our tenant mix also is a factor because no single retailer represents neither more than 2.0% of total GLA nor more than 3.5% of our annualized base minimum rent.  Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance.  Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles.  While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

             Sensitivity Analysis. Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2001, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $9.8 million, and would decrease the fair value of debt by approximately $450.7 million. A 0. 50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $9.8 million, and would increase the fair value of debt by approximately $518.3 million.  We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

Part II - Other Information

             Item 1:  Legal Proceedings

                           Please refer to Note 9 of the financial statements of the SPG Operating Partnership for a summary of material litigation.

             Item 6:  Exhibits and Reports on Form 8-K

                           None.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPG PROPERTIES, INC.
/s/ Stephen E. Sterrett
Stephen E. Sterrett,
Executive Vice President and Chief Financial Officer

Date: May 15, 2001